Form 10-K
period 2004-12-31
CASCADE MICROTECH INC
filed 2005-03-29
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51072

CASCADE MICROTECH, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0856709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2430 N.W. 206th Avenue Beaverton, Oregon	97006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 601-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $68,945,336, computed by reference to the last sales price ($13.43) as reported by the Nasdaq SmallCap System, as of the last business day of the Registrant’s most recently completed fourth fiscal quarter (December, 31, 2004).

The number of shares outstanding of the registrant’s common stock as of March 21, 2005 was 10,864,693 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2004 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Consolidated Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

ITEM 1.                             BUSINESS

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially from those expressed or implied in such forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including the risks described in greater detail in Item 1, Part I “Business – Risk Factors,” our registration statement on Form S-1 and reports filed with the Securities and Exchange Commission, and contained in our press releases from time to time.

We do not guarantee future results, levels of activity, performance or achievements.  We do not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Overview

We are a worldwide leader in the design, development and manufacture of advanced wafer probing solutions for the electrical measurement and test of semiconductor integrated circuits, or chips. Testing chips while they are still in wafer form, or wafer probing, is critical to reduce the costs of design and production while accelerating time to market. Our customers use our engineering probe stations, analytical probes, software and services to develop a wide variety of chips. The engineering probing solutions of our Engineering Products Division allow design and process engineers to perform precise electrical measurements, or electrical metrology, in order to decrease chip design costs and improve fabrication processes. We derive a large majority of our revenue from the sale of engineering probe stations. Our production probe cards, designed, manufactured and marketed by our Pyramid Probe Division, are used during the semiconductor manufacturing process to reduce test cost by enabling high speed testing of high performance chips in wafer form and testing multiple chips in parallel, while minimizing chip damage. We believe, that since 1984, our customer track record and technology leadership have earned us a reputation for excellence.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can obtain some of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.cascademicrotech.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  You can also obtain copies of these reports by contacting Investor Relations at 503-601-1000.

Industry Background

During the last decade, growth in the computer, telecommunications, consumer and industrial electronics markets has increased demand for chips. The Semiconductor Industry Association estimates that worldwide semiconductor sales totaled $213 billion in 2004 and are expected to grow to $259 billion in 2007. To reduce the cost and increase the performance of electronic products, chips have become smaller and faster and incorporate greater levels of functionality at a lower price. Advancements in manufacturing technologies, such as smaller chip elements, new materials, and larger wafer sizes have permitted manufacturers to meet these requirements. However, these advancements in chip manufacturing technologies have led to increasing challenges in the design, manufacturing and testing of chips.

Chips are measured and tested multiple times throughout the design and manufacturing process to ensure the integrity of the chip design and the quality of the manufacturing process. Chip testing that occurs during design or in support of production is referred to as engineering test. Chip testing that occurs during manufacturing is referred to as production test. Engineering test involves performing a wide variety of highly precise measurements during chip research and development activities on a low volume of chips. Production test, in contrast, involves performing a targeted set of tests at a rapid rate on a high volume of chips.

Wafer probing is critical to both engineering evaluations and production sorting tests. Because wafer probing requirements are substantially different for engineering versus production testing, the equipment and systems utilized are optimized for each process.

•                  Engineering wafer probing systems.  Engineering wafer probing systems are used in chip design and process engineering to perform a wide variety of highly precise measurements on various chips and elements. An engineering wafer probing system, consisting of an engineering probe station, analytical probes, control software and other accessories, is typically connected to electrical measuring instruments that stimulate and measure the chips being probed. An engineering probe station typically provides a light-tight, electrically shielded or temperature controlled environment for the wafer under test and positions analytical probes to make temporary electrical contacts to microscopic areas on a chip called bond pads.

•                  Production wafer probing systems.  Production wafer probing systems are used for pass/fail testing of production chips and are optimized for rapid throughput. A typical production wafer probing system consists of a production prober, a probe card and accessories. The system is connected to automatic test equipment that transmits electrical signals to the chip under test and rapidly evaluates the responses to maximize throughput. A production prober is a robotic wafer handling and positioning machine. A wafer probe card is a complex printed circuit board that contains a customized arrangement of probe needles or tips used to establish electrical contact to one or more chips on a wafer. Probing more than one chip at a time, or parallel probe testing, increases test capacity and reduces the capital investments required in equipment and floor space. Probe cards must be custom-designed for each chip design and require periodic replacement as they wear out.

Research and development wafers are probed through the use of an engineering probing system during the chip design and process development phases in engineering test for performance and reliability. As soon as production wafers exit the wafer fabrication facility, or fab, test elements on the wafers are probed at the production parametric test step. Process control data for the wafer fab is derived from this testing and is used to refine the manufacturing process to improve yields. Good wafers proceed to the production wafer sort test step, which is used to avoid the unnecessary expense of assembling and packaging defective chips. The wafer is then diced into individual chips, and functional chips are packaged. Packaged chips proceed to the production final test step for further functional or stress testing. In the production final test step, test sockets, analogous to probe cards in the wafer sort step, provide temporary electrical contact from the chip package to the test equipment. Because test sockets are similarly customized for each chip package type and consumed in the course of production testing, both probe cards and test sockets are referred to as test consumables.

Customers and Geographic Revenue

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and engineering probe stations for research and development and purchase, or direct their foundries to purchase, our Pyramid Probe cards to test chips manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 20 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, seminars on topics such as measurement techniques, and proactive service calls. This close interaction has helped us build a consistently loyal customer base. More than 800 customers purchased our products in 2004. Our top 20 end-user customers during 2004 were:  Advanced Micro Devices, Agilent, Chartered Semiconductor, Fujitsu, Hitachi, Hynix Semiconductor, IBM, Infineon, Intel, Matsushita Electric Industry, NEC, RF Micro Devices, Samsung, Seiko Epson, Semiconductor Manufacturing International Corporation, Sony, Taiwan Semiconductor Manufacturing Company, Texas Instruments, Toshiba and United Microelectronics Corporation.

We believe our customers consider timely customer service and support to be an important aspect of our relationship. Our engineering probe stations are installed at customer sites either by us, our manufacturers’ representatives or our distributors, depending on the complexity of the installation and the customer’s geographic location. We assist our customers in the selection, integration and use of our products by providing engineering application support. We also provide worldwide on-site training, seminars and telephone support. Our manufacturers’ representatives and distributors provide additional service and support.

In 2004, no single customer accounted for 10% or more of our total revenues.  In 2003, sales of our products to IBM represented 11% of our total revenue. No single customer accounted for 10% or more of our total revenue in 2002. Our top 10 customers accounted for approximately 34%, 34%, and 32% of our total revenue in each of 2004, 2003 and 2002, respectively.

International sales accounted for more than 50% of our total revenue in each of 2004, 2003 and 2002.  No foreign country, other than Japan and Taiwan, had revenues that totaled 10% or more of our total revenues in 2004, 2003 or 2002.  Geographic revenue was as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$24,762	$24,708	$22,060
Japan	14,909	11,838	11,861
Taiwan	6,853	3,631	6,290
Other	17,891	10,379	10,896
	$64,415	$50,556	$51,107

Technology

We are a leading innovator in developing electrical measurement, or metrology, and production test tools. We have focused our research and development efforts on enabling our customers to take more precise electrical measurements faster. Our core technologies include:

•                  Broadband/High-Frequency/High Speed Interconnects and Probing.  In 1983, our founders created the first microwave analytical probes that enabled the first on-wafer 18 GHz measurements and accelerated the commercialization of gallium arsenide chips. We use and maintain a wide variety of design, verification, fabrication and calibration technologies for high-frequency probes and interconnections. These technologies include, for example, computer modeling, scale modeling, rapid prototyping for design and proprietary in-house measurement and calibration fixtures for verifications. We believe that these technologies provide a competitive advantage by allowing us to more effectively design and commercialize production probe cards and analytical probes.

•                  Precise Low-Level Measurements.  In 1993, we were first to commercialize a shielded probe station utilizing our patented MicroChamber technology that increased thermal measurement productivity by 10 times and current measurement resolutions by 1,000 times. Many of our engineering probe stations feature MicroChambers, which ensure a dark, electrically noise-free measurement environment to enable low-current measurements over a wide thermal range. Our engineering probe stations also incorporate our proprietary low-noise thermal chuck technologies that increase measurement integrity and reduce the time required to take precise measurements. These features, in turn, increase the number of chips that can be tested or measured in a given amount of time. Our analytical probes use technologies that permit extremely low current and other electrical measurements across a wide temperature range.

•                  Microfabrication.  Since 1990, we have shipped products that utilize our proprietary lithographic manufacturing processes for depositing, lithographic patterning, etching and plating probe structures on flexible substrates that are similar to the processes used in making chips. As chip elements continue to shrink, we expect to be able to scale and evolve our lithographic processes to continue to meet our customers’ requirements. These processes have allowed us to develop Pyramid Probe cores with high frequency electrical connections and probe tips that are close together to address narrow spacing requirements. These processes have also enabled us to develop our proprietary MicroScrub probe tip design, which improves probe electrical contact while minimizing mechanical bond pad damage. In addition to these lithography techniques, we have developed and use proprietary tools and assembly fixtures for micro assembly tasks in the production of our Pyramid Probe cards and analytical probes.

Products

We design, manufacture and sell four product lines: engineering probe stations, analytical probes, production probe cards and application software. Engineering probe stations are used in conjunction with certain consumable components to test chips in wafer form. Analytical probes and production probe cards are sold as consumable components of and are mounted into engineering probe stations and electrically connect test equipment to the chips under test. Analytical probes can typically contact many different types of chips, and are consumable components of the probing system. In addition, we offer several services to our customers, including installation and maintenance.

Engineering Probe Stations.  Engineering probe stations are highly configurable depending upon the size and type of wafer, the particular characteristics of the chip that the customer is testing, the required measurements, the temperatures at which the chip is tested and the test equipment that the customer is using. Our engineering probe stations are available in either manual or semiautomatic versions. We also offer many accessories, including thermal control systems, special cables and connectors, microscopes, lasers, cameras and other items. We offer more than 10 distinct models of engineering probe stations in three relatively standardized product families.

•                  Summit.  The Summit product family includes engineering probe stations used for a wide range of transistor and chip measurements, circuit element modeling, semiconductor process development and reliability tests on 150mm and 200mm wafers.

•                  S300.  The S300 product family is similar to the Summit product family in its functionality, features and accessories but is designed to test 300mm wafers and contains many enhancements, such as a built-in anti-vibration base and ergonomic features to accommodate its larger scale.

•                  Alessi.  The Alessi product family is a versatile, general purpose engineering probe station used to test 150mm or 200mm wafers, modules containing multiple chips, printed circuit boards, single chips and optical devices.

In addition to our three product families, we also design and build custom and specialized engineering probe stations to meet our customers’ unique or less common applications. Examples of these applications include testing printed circuit boards or display panels as large as 24 by 24 inches and multi-chip or optical modules. Custom-designed engineering probe stations occasionally result in new, standard product features or additional sales to other customers.

Analytical Probes.  We offer over 50 different analytical probe models primarily for engineering test. The newer Infinity series probes are designed with unique probe tips derived from our proprietary lithographic manufacturing technology for exceptional electrical contact on aluminum and copper pads. While our analytical probes are used primarily for engineering test, several of our analytical probes are also used in low-volume production testing of some high-frequency devices.

Production Probe Cards. Our proprietary Pyramid Probe cards use unique, custom designed and lithographically defined microscopic probe tips and electrical wiring. Electrical measurement features of Pyramid Probe cards include test speeds ranging from low speed digital to well above 20 GHz for high-volume production testing and repeatable, high quality electrical interconnections. Mechanical attributes include probe card life that often exceeds 2,000,000 touchdowns, long probe tip cleaning intervals to maximize throughput, minimal damage to the chip during testing, the ability to probe multiple chips in parallel, design flexibility for probing peripheral bond pads or arrays, including irregular arrays or dense spacing, and the ability to repeatably contact very small bond pads. We design and sell Pyramid Probe cards for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. These capabilities contribute to lower cost of production test and overall lower cost of ownership of the probe card, enabling more cost effective wafer production test. The primary applications for Pyramid Probe cards include the production testing of wireless chips, high-speed logic chips, automotive chips, parametric test, analog chips and broadband and telecom chips. We offer proprietary Pyramid Probe cards primarily for production testing, although they can also be used in engineering test.

Application Software.  Our proprietary WinCal software is specifically designed to facilitate and improve the user’s productivity during set-up, calibration and data-logging to perform sophisticated high frequency measurements accurately and reliably. We also sell software packages that integrate the control and data-management functions of wafer probing test systems and to analyze and report wafer data. Newer versions of the control software for our engineering probe stations are sold separately to our customers to upgrade older probe stations.

Services.  In addition to routine, essential installation services at the time of sale, we offer services to enable our customers to maintain and more effectively utilize our equipment, probes and software and to enhance our customer relationships.

Sales and Marketing

We sell our engineering probe stations, analytical probes and production probe cards through a combination of manufacturers’ representatives, distributors and direct sales people. Manufacturers’ representatives are independent third parties that agree to sell our products at our prices and on terms set by us, in return for a commission based on sales. We typically use manufacturers’ representatives in areas that we believe require greater levels of customer support than we can deliver from our sales offices.  Distributors purchase our products and resell them at prices and upon terms set by the particular distributor. We typically use distributors where local regulations or business customs require local stocking of service parts, more immediate service support or other local services. Finally, our direct sales force is made up of our salaried employees.

In North America and Asia, excluding Japan, Singapore and Malaysia, we sell our products through manufacturers’ representatives. In Japan, we sell through Cascade Microtech Japan, K.K., our direct sales and service subsidiary. In Singapore and Malaysia, we sell through our branch office, Cascade Microtech Singapore. In Europe, we primarily sell through distributors and manufacturers’ representatives managed by Cascade Microtech Europe, Ltd., our direct sales and service subsidiary in the United Kingdom. We also sell certain products directly in Germany, Austria and Switzerland.  In other countries, we typically sell through manufacturers’ representatives or distributors. Our sales managers oversee and manage these worldwide sales activities.

We work closely with our customers to select the most appropriate product or to configure a custom solution to best fit their applications. Sales of our production test solutions require significant interaction with customer production test managers, knowledge of their specific product details and hands-on application support, particularly for new customers. Our production customers generally undertake an extensive evaluation of new probe technology before adoption. Sales of our engineering test solutions require significant interaction with our customers’ engineering labs and knowledge of their product development schedules and systems, as well as on-site demonstration capability. We also may assist our customers in the design requirements for their products to enhance testability. Our sales managers are experienced sales professionals with in-depth technical training, customer knowledge and industry expertise. The technical sophistication of our products requires substantial training for our manufacturers’ representatives, distributors and sales staff. We devote considerable effort and resources to developing a highly trained sales force that is responsive to our customers’ changing needs.

We focus our marketing efforts on building awareness of our products among designers and manufacturers of complex semiconductors. We market our products and capabilities by participating in trade shows, providing product and technical information in print and on our website, hosting technical and product seminars, advertising in trade publications, and using direct mailings. In addition, our marketing staff performs market research and product planning.

We participate in joint sales and marketing activities with complementary equipment and software vendors to offer our customers complete test solutions. These relationships benefit us because they can lead to broader awareness and increased sales of our products. In particular, we have a longstanding relationship with Agilent Technologies, in which we periodically jointly market test system solutions comprised of compatible products from each company. Our direct sales force, manufacturers’ representatives and distributors often work with Agilent sales personnel to identify, qualify and close orders worldwide. Our joint marketing efforts with Agilent Technologies are not subject to a written agreement between the parties. As such, they may be discontinued by either party at any time.

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expenses were $5.7 million in 2004, $5.4 million in 2003, and $6.3 million in 2002. These amounts are net of customer reimbursements of $94,000, $248,000 and $90,000, respectively, in 2004, 2003 and 2002 for work on a joint project. We did not expend material amounts on customer-sponsored research and development in 2004, 2003 or 2002. In addition, we do not currently have any agreements with third parties for joint research and development projects, nor do we have any agreements for customer-sponsored research and development projects. We are currently devoting substantial resources to projects such as releasing new Pyramid Probe products and manufacturing processes, developing faster, higher accuracy analytical probes and enhancing the functionality of our 300mm engineering probe stations. At December 31, 2004, we employed 39 research and development engineers. We conduct research and development for all of our product lines at our Beaverton, Oregon facilities.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly in Beaverton, Oregon at our manufacturing facility within our headquarters building, at our microfabrication and Pyramid Probe assembly facility and at our machine shop. Our microfabrication facility includes a 10,000 square foot clean room, most of which is Class 100, meaning not more than 100 particles per cubic meter. Our manufacturing strategy is to purchase components from vendors to the extent possible. However, we manufacture key components that we deem to be proprietary or that provide us with a competitive advantage. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

Our product design and manufacturing process activities emphasize accurate electrical measurements, precise and reliable mechanical components and assemblies, and compliance with industry and governmental safety requirements. We prototype and test our new standard product designs and components to ensure high electrical signal integrity, mechanical accuracy and safety. In our manufacturing operations, we perform electrical, mechanical and chemical tests and use statistical process control methods, internally developed manufacturing information systems and inspections of purchased components and products to monitor our product quality throughout the various stages of our manufacturing process.

Competition

The markets for engineering probe stations, analytical probes and production probe cards are highly competitive. We anticipate that the markets for our products will continually evolve and be subject to rapid technological change.

Engineering Probe Stations.  Our primary competitor in the engineering probe station market is Suss MicroTec AG (Karl Suss), but we also compete with Bekutasemikon K.K., Lucas/Signatone Corporation, The Micromanipulator Company Inc., and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the engineering probe station market are measurement accuracy and versatility, measurement speed, automation features, completeness of the measurement solutions, applications support, delivery time and price. We compete favorably with respect to these factors, except in small niche markets where customers seek solutions that provide highly specialized testing environments.

Analytical Probes.  Our primary competitor in the analytical probe market is GGB Industries. We believe that the primary competitive factors in this market are breadth of probe types, probe frequency and electrical signal integrity, contact integrity and the related cleaning required, calibration support, applications support, delivery time and price.  We compete favorably with respect to these factors, except in small niche markets where customers seek solutions that provide highly specialized testing environments.

Production Probe Cards.  Competition in the production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Kulicke & Soffa Inc., Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc., and others. At least three probe card vendors, FormFactor Inc., Mesatronics S.A. and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of customer evaluation, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe market depend upon the type of chip being tested, but include customer service, delivery time, price, probe card lifetime, chip damage, application support, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of cleaning required.  We believe that we generally compete favorably in probe cards for high frequencies and high-speed signals, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test, or that require delivery times of less than two weeks, or that require very high currents, such as some microprocessors.

Intellectual Property

Our success in large part depends on our proprietary technology. We do not depend on any one individual patent, instead relying on intellectual property, including patents and trade secrets, covering electrical measurement reliability and integrity, electrical shielding and the Pyramid Probe contact structure and production process. As of December 31, 2004, we had 76 issued patents and 45 pending patent applications in the U.S. and 49 issued foreign patents and 55 pending foreign patent applications. In addition, we regard certain of our processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

One important group of our patents claims technology relating to electrical shielding and other inventions required to measure extremely small signals on wafers. Most of these U.S. patents will expire between 2012 and 2015. Another important group of our patents claims designs and construction methods for probe tips on Pyramid probes. These patents will expire beginning in 2016.

Our policy is to seek patents where appropriate on inventions involving new products and improvements to existing products as part of our ongoing engineering and research and development activities. We cannot assure you that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by third parties. Furthermore, there can be no assurance that third parties will not design around our patents.

We also use certain patented technology of third parties in the manufacture of our products pursuant to license agreements. Pursuant to an agreement with Micronics Japan Company Ltd. and Hewlett-Packard Japan Ltd. (now Agilent Technologies), our subsidiary, Cascade Microtech Japan, Inc. and its affiliates, have been granted a non-exclusive worldwide license to make, have made, use, lease, sell, or otherwise transfer certain products that make use of patented technology relating to electric circuit measurement apparatuses. In exchange for the rights granted under the license, we pay royalties to Micronics Japan Company Ltd. and Agilent Technologies based on the number of products sold or leased. Our license will expire upon the expiration of the patent covering the licensed technology, which will occur in June 2013.

Employees

As of December 31, 2004, we had a total of 272 employees: 39 in engineering and research and development; 157 in manufacturing; and 76 in selling, general and administrative functions. Of these employees, 241 were located in the U.S., 18 were in Japan, 7 were in Great Britain, 5 were in Singapore and 1 was in Canada. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Environmental Matters

As part of our manufacturing operations, we have handled and continue to handle materials that are considered hazardous or toxic under federal, state and local laws and regulations, and we are subject to environmental laws and regulations related to the use, storage, discharge, disposal and human exposure to such materials. We believe we are in material compliance with the environmental laws and regulations applicable to the conduct of our business and operations. However, there can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of human error, equipment failure or other causes. The risk of a release of hazardous or toxic materials cannot be completely eliminated, and if such a release occurs, we could be held financially responsible for the cleanup or other consequences of the release. We are not aware of any releases at any of our facilities that could reasonably be expected to result in any material liabilities to us.

In addition, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances including lead which is currently used in some of the products we manufacture. We are working to modify our manufacturing processes to eliminate lead from products we put on the market by July 1, 2006 as required by the RoHS Directive. This may require us to make additional capital expenditures. In addition the costs associated with compliance may negatively impact our earning and competitive position. We are also working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. Based upon current information available to us, we believe that we will be able to comply with RoHS Directive within the applicable time period. However, if we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As a producer of industrial electronic equipment, we may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

We are subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups and governmental priorities concerning environmental laws and regulations. We may be required to incur substantial costs to comply with current or future environmental laws or regulations, and our operations, business or financial condition could be adversely affected by such requirements.

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform within the next 12 months. At December 31, 2004 our backlog was $12.1 million compared with $7.8 million at December 31, 2003. We generally ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly all of our December 31, 2004 backlog in 2005. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Risk Factors

Our operating results have fluctuated in the past and are likely to fluctuate in the future, which could cause us to miss analyst expectations about these results and cause the trading price of our common stock to decline.

Our operating results have fluctuated in the past and are likely to continue to fluctuate. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Factors that are likely to cause our revenue and operating results to fluctuate include:

•                  our geographic sales mix, product sales mix and average selling prices;

•                  timing, cancellation or delay of customer orders;

•                  seasonality, which has caused our first quarter revenue typically to decline compared to our fourth quarter revenue of the previous year;

•                  customer demand, which is influenced, in part, by conditions in the electronics and semiconductor industry, demand for products that use semiconductors and market acceptance of our products and those of our customers;

•                  fluctuations in foreign currency exchange rates;

•                  competition, such as competitive pressures on the price, performance and reliability of our products, the introduction or announcement of new products by us or our competitors and our competitors’ intellectual property rights, which could prevent us from introducing products that compete effectively with their products;

•                  our production capacity and availability and cost of materials, components and subassemblies;

•                  our ability to deliver reliable products in a timely manner, including as a result of fluctuations in yield on some of our product lines;

•                  our customers’ decisions regarding the level and timing of research and development spending;

•                  our product development costs, including research and development and sales and marketing expenses associated with new products or product enhancements and the costs of transitioning to new or enhanced products; and

•                  economic conditions in the United States and the worldwide markets we serve.

For example, a large majority of our revenue in the last five years was derived from the research and development equipment spending of companies in the semiconductor industry or, to a much lesser extent, various research organizations, including universities, that conduct research that benefits the semiconductor industry. Our customers’ spending on research and development is roughly proportional to the customers’ overall revenues. Historically, semiconductor industry revenues have been highly cyclical. According to industry data, the semiconductor industry has experienced four significant cyclical downturns in the 22 years from 1983 through 2004. For example, our revenue increased approximately 37% from 1999 to 2000. In contrast our revenue decreased approximately 29% from 2001 to 2002 and increased approximately 27% from 2003 to 2004. Given this history, there is no reason to expect that our customers’ business and, therefore, their demand for our products, will be less cyclical in the future.

If our revenue or operating results fall below the expectations of analysts or investors, the market price of our common stock could decline substantially.

The cyclicality of the semiconductor industry affects our financial results, and, as a result, we may experience reduced sales or operating losses in a semiconductor industry downturn.

The semiconductor industry is highly cyclical with recurring periods of wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, periods of oversupply, maturing product and technology cycles, excess inventories and declines in general economic conditions. Our customers’ purchase behavior in response to these cycles has been generally unpredictable. In the past, our operating results have been adversely affected by the cyclical downturns in the semiconductor industry.

Our business is heavily dependent on the level of research and development spending of our customers, the volume of semiconductor production by semiconductor manufacturers, the development of new semiconductors and semiconductor designs and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and the products incorporating them. Semiconductor manufacturers in particular are known to sharply curtail their capital expenditures when confronted with an industry downturn, such as the downturns experienced from 1996 through 1998 and from 2001 through the first six months of 2003. We expect that the markets for future generations of semiconductors will also be subject to similar fluctuations. Furthermore, some segments of the semiconductor industry may experience greater fluctuations than others. We may not achieve or maintain our current or prior levels of revenue growth. Any factor adversely affecting the semiconductor industry in general, or the particular segments of the industry that our products target, will adversely affect our ability to generate revenue and could cause us to experience operating losses.

As is the case with other companies in our industry, many of our customers defer purchasing decisions until late each quarter. As a result, we are significantly dependent upon the sale of our products in the third month of each quarter, and, if we do not generate enough revenue in the third month of each quarter to meet the earnings expectations of analysts or investors, the price of our common stock could decline.

As is the case with other companies in our industry, we have historically recognized a substantial portion of our revenue in the last month of each quarter because many of our customers defer purchasing decisions until late each quarter. Historically, we have often recognized more than 50% of our quarterly revenue in the third month of the quarter. We expect this trend to continue for the foreseeable future. As a result, our ability to meet the earnings expectations of analysts depends on our ability to not only generate customer orders in the third month of each quarter but also satisfy each of the various accounting requirements for recognizing the revenue generated by such sales prior to the end of the quarter. Moreover, our engineering probe stations typically range in price from $30,000 to $300,000 for a single unit, so a delay in the shipment of even one engineering probe station and the corresponding delay in recognition of revenue for the sale of probe stations, can have a very large impact on our quarterly results. If we are unable to generate a sufficient amount of sales during the last month of the quarter or if we are unable to recognize the revenue generated by sales made during this period, we could miss the earnings expectations of analysts or investors, which could cause the price of our common stock to decline.

Because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets, revenue in any quarter is substantially dependent upon customer orders received and fulfilled in that quarter.

Our revenue is difficult to forecast because we generally do not have a sufficient backlog of unfilled orders for our engineering probe stations, analytical probes and production probe cards to meet our quarterly revenue targets at the beginning of a quarter. Historically, a significant portion of our revenue in any quarter depends upon customer orders that we receive and fulfill in that quarter. Furthermore, because our expense levels are based in part on our expectations as to future revenue and, to a large extent, are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue in relation to our expectations and the expectations of analysts or investors could hurt our operating results and result in a decline in the price of our common stock.

Although our production probe cards have not yet been widely adopted, we have continued to devote significant effort and resources to the growth and development of these products, which has had, and could continue to have, an adverse effect on our operating margins.

Our future growth depends in part on market adoption of, and demand for, our production probe cards. We have devoted significant resources to the development and growth of these products. To date, these investments have exceeded the revenue generated by the sale of these products. Large-scale market adoption of these products will depend on our ability to demonstrate the reliability and cost effectiveness of these products to potential customers and on the continued growth of the market for high-speed or complex chips. Production customers are generally very reluctant to adopt new technologies that could affect their production output. Additionally, many potential customers have witnessed the failure of new probe card technologies from other companies, which increases their reluctance to adopt or evaluate new technologies. In addition, because we are the sole source supplier of these products that incorporate our proprietary technology, potential customers may be unwilling to accept a sole source supplier relationship for a product as critical as a production probe card. If our production probe cards are not adopted in the market at a level that is sufficient to offset the costs and resources that we have devoted to the development and promotion of these products, the future growth of our overall business and our operating margins would continue to be adversely affected.

If we do not keep pace with technological developments in the semiconductor industry, especially the trend toward faster, smaller and lower cost chips, our revenue and operating results could suffer as potential customers decide to adopt our competitors’ products.

We must continue to invest in research and development to improve our competitive position and to meet the testing needs of our customers. Our future growth depends, in significant part, on our ability to work effectively with and anticipate the testing needs of our customers and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex chips that have smaller element sizes and at the same time are increasing in speed and functionality and becoming less expensive to produce. Our customers expect that they will be able to integrate our wafer probing products into their design and production processes as soon as they are deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product development and introduction on a timely basis require that we:

•                  design innovative and performance-enhancing features that differentiate our products from those of our competitors;

•                  identify emerging technological trends in our target markets;

•                  respond effectively to technological changes or product announcements by others; and

•                  adjust to changing market conditions quickly and cost-effectively.

If we are unable to timely predict industry changes, or if we are unable to modify our products on a timely basis, we might lose customers or market share, and our operating results could suffer. We cannot assure you that we will successfully develop and bring new products to market in a timely and cost-effective manner, that any product enhancement or new product developed by us will gain market acceptance or that products or technologies developed by others will not render our products or technologies obsolete or uncompetitive.

Our growth depends on the growth of the markets for faster, smaller and lower cost chips, such as radio frequency chips, telecommunications chips and graphics processors.

We market our products to semiconductor designers and manufacturers that are working with increasingly complex chips, such as radio frequency chips, telecommunications chips and graphic processors, in both the engineering and production test environments. We cannot assure you that the markets for our customers’ products will continue to grow at historical rates or at all. If these markets do not continue to grow, or if they grow at a lower rate than anticipated, growth in the demand for our customers’ products would diminish, which would adversely affect the sales of our products to these customers and harm our business, financial condition and results of operations.

Intense competition in the semiconductor wafer probing business may reduce demand for our products and reduce our sales.

The markets for our products are highly competitive, and we expect competition to continue in the future. We believe that our principal competitors are the major providers of probe stations, production probe cards and analytical probes. Our primary competitor in the probe station market is Suss MicroTec AG (Karl Suss), but we also compete with Bekutasemikon, K.K., Lucas/Signatone Corporation, The Micromanipulator Company Inc., and Wentworth Laboratories Inc., among others. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Kulicke & Soffa Inc., Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe, Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe, Technoprobe S.r.l., Tokyo Cathode Laboratory Company, Ltd., Wentworth Laboratories Inc., and others. At least three probe card vendors, FormFactor Inc., Mesatronics S.A. and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. Our primary competitor in the analytical probe market is GGB Industries. These competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. We cannot assure you that we will maintain our current competitive position or that our production probe cards will achieve widespread acceptance in the market. Finally, increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance for our products, any of which could prevent us from growing our business.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers are unable to provide us with these materials, components or subassemblies in adequate quantities and on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. Approximately 13% of the dollar value of our product purchases for 2004 were from sole source suppliers, including Agilent Technologies, Micro-Coax, Inc., Resin Systems, Inc., Thales-Optem, Inc. and WL Gore & Associates.  Although we were not forced to delay shipment of any product due to delays in 2004 related to such suppliers, from time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers, especially during periods of high demand for semiconductor capital equipment. The manufacture of some of the materials, components and subassemblies that we use in our products, such as thermal chucks and microscopes, is a complex process, and in the event that we cannot obtain an adequate supply of these components, it would be difficult and time-consuming to identify and qualify new suppliers. If some of the materials used in our lithographic probe manufacturing process become unavailable, it would be costly and time consuming to identify and qualify new suppliers. Moreover, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers. Finally, we do not have written agreements with any of these suppliers to guarantee the supply of these products.

The delay in shipments from, or complete loss of, any one of these suppliers could prevent us from producing and shipping our products, resulting in delayed or lost orders for our products and damage to our customer relationships, which would harm our results of operations. Furthermore, a significant increase in the price of one or more of these materials, components or subassemblies could materially adversely affect our results of operations.

We depend upon the sale of our engineering probe stations for a significant portion of our revenue, and a decline in demand for our engineering probe stations would have a more significant impact on our revenue than a downturn in demand for our analytical probes or production probe cards.

Historically, we have derived a large majority of our revenue from the sale of our engineering probe stations. We anticipate that sales of our engineering probe stations will continue to represent a large majority of our revenue for the foreseeable future. Our business depends in large part upon continued demand in current markets for, and adoption in new markets of, current and future generations of our engineering probe stations. In addition, while our consumable products, analytical probes and production probe cards are sometimes sold to serve as components of test equipment manufactured by third parties, they are most often sold for use with our engineering probe stations. Continued market adoption depends upon our ability to increase customer awareness of the benefits of our engineering probe stations and to prove their reliability and cost effectiveness.

We may be unable to sell our engineering probe stations to existing and potential customers if those customers change their chip test strategies, change their capital equipment buying strategies or chose not to change or upgrade their existing test equipment. We might not be able to sustain or increase our revenue from sales of our engineering probe stations, particularly if conditions in the semiconductor market deteriorate or if the market enters into another downturn.

In addition, sales of our engineering probe stations depend in part upon the level of research and development spending in the semiconductor industry. Historically, the level of research and development spending in the semiconductor industry has followed the overall cycles of the semiconductor industry but at a reduced rate of growth or decline, as the case may be. If our customers reduce their research and development spending or if the overall level of research and development spending in the semiconductor industry does not continue to follow the growth rate of the overall semiconductor industry, consistent with historical patterns, our revenue would decline, which could result in a decline in the price of our common stock.

We believe that we currently have a significant market share in the engineering probe station market. As a result, it may be difficult for us to both maintain our current level of market share and capture opportunities for growing our market share, especially if the market for engineering probe stations does not continue to grow as we expect. If the market for engineering probe stations does not continue to grow, our business may not expand, even if we are successful in increasing our market share.

We may make future acquisitions, which may be costly, difficult to integrate with our operations, divert management resources and dilute shareholder value.

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities. If we fail to successfully integrate any acquired businesses, products or technologies, we would not achieve anticipated revenue and cost benefits. While we have no current agreements and no active negotiations underway with respect to any such acquisitions or investments, we may acquire companies, products or technologies in the future, which could pose risks to our operations including:

•                  difficulties assimilating the acquired operations, personnel, technologies or products into our company;

•                  diversion of management’s attention from our existing business; and

•                  adverse effects on relationships with our existing suppliers, customers or partners.

We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results.

Since 1997, we have derived more than 50% of our annual revenue from sales outside North America, primarily in Japan, other Asian countries and Europe. No individual country within Asia, except Japan and Taiwan, and no individual country within Europe represented 10% or more of total revenue in 2004, 2003 or 2002. Geographic revenue was as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$24,762	$24,708	$22,060
Japan	14,909	11,838	11,861
Taiwan	6,853	3,631	6,290
Other	17,891	10,379	10,896
	$64,415	$50,556	$51,107

We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. In the past, the economic climate in some foreign markets, particularly in Asia, has quickly and dramatically changed, resulting in a negative effect on our operating results. For example, during the Asian economic crisis that began in 1998, we saw a 34% decline in revenue in 1998 compared to 1997, from Asia not including Japan. We saw a 41% decrease in revenue from the same region in 2003 compared to 2001.

Currently, we maintain international offices in Europe and Asia, and we may establish new international offices in the future. If our gross margin from international operations does not exceed the expense of establishing and maintaining our international operations, our operating margins would be adversely affected. Additional risks we face in conducting business internationally include:

•                  difficulties and costs of staffing and managing international operations across different geographic areas;

•                  the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•                  changes in domestic or foreign law or policy resulting in the need to comply with potentially burdensome government controls, regulations, tariffs, embargoes or export license requirements;

•                  longer payment cycles;

•                  differing and more burdensome labor regulations and practices in Europe;

•                  the aftermath of the war in Iraq or other armed conflicts in the Middle East;

•                  the effects of Severe Acute Respiratory Syndrome or other sudden outbreaks of epidemics in Asia; and

•                  the effects of terrorist attacks in the United States and any related conflicts or similar events worldwide.

The different cultures in countries where we do business often challenge us to meet or manage local expectations about how employees are hired, managed, compensated, or terminated. For example, most employees in Japan expect an organization wherein a manager’s direct reports are younger than the manager. In Europe, governments force the severance costs of a reduction in force action to be generally much higher than in the US. In multiple Asian countries outside of Japan, our sales have been affected by the SARS epidemic and by radical currency fluctuations that caused our customers to delay purchase decisions.

Finally, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While most of our international sales have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries. Other income (expense), net in 2004, 2003 and 2002 includes the following currency related gains and losses (in thousands):

	Year Ended December 31,
	2004	2003	2002
Gains (losses) related to foreign currency hedges	$74,000	$49,000	$(324,000)
Translation related foreign currency gains	132,000	318,000	304,000
	$206,000	$367,000	$(20,000)

We rely on independent manufacturers’ representatives and distributors for a significant portion of our revenue, and a disruption in our relationship with our manufacturers’ representatives or distributors would have a material adverse effect on our revenue.

Approximately 68% of our revenue for 2004 was generated through independent manufacturers’ representatives and distributors, whose activities are not within our direct control. In addition, in some locations, our manufacturers’ representatives and distributors provide field service to our customers. A reduction in the sales efforts or financial viability of these manufacturers’ representatives or distributors, or a termination of our relationship with these representatives or distributors, would have a material adverse effect on our sales, financial results and ability to support our customers. Our manufacturers’ representatives and distributors are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited or no prior notice. If we make the business decision to terminate or modify our relationships with one or more of our independent manufacturers’ representatives, or if a manufacturers’ representative decides to disengage from us, and we do not effectively and efficiently manage such a change, we could lose sales to existing customers and fail to obtain new customers. Establishing alternative sales channels would consume substantial time and resources, decrease our revenue and increase our expenses.

If semiconductor manufacturers do not convert to 300mm wafers, or do not convert at the rate we anticipate, our growth and profitability could be harmed.

The 2001 to 2003 downturn in the semiconductor industry caused various chip manufacturers to readdress their respective strategies for converting existing 200mm wafer fabrication facilities to 300mm wafer fabrication or for building new 300mm wafer fabrication facilities. Some manufacturers, including some of our customers such as Texas Instruments, Motorola and ST Microelectronics delayed, cancelled or postponed previously announced plans to convert to 300mm wafer fabrication. While we have since then seen an increase in these conversion efforts, these delays have impacted demand for our 300mm probe stations. We believe that the decision to convert to a 300mm wafer fabrication facility is made by each manufacturer based upon both internal and external factors, such as:

•                  current and projected prices for semiconductors;

•                  projected price erosion for the manufacturer’s particular semiconductors;

•                  supply and demand levels for semiconductors;

•                  overall manufacturing capacity within the manufacturer’s target market(s);

•                  the availability of funds to the manufacturer;

•                  the technology roadmap of the manufacturer; and

•                  the price and availability of equipment needed within the 300mm fabrication facility.

One or more of these internal and external factors, as well as other factors, including factors that a manufacturer may choose not to disclose publicly, could impact the decision to maintain a 300mm conversion schedule, to delay the conversion schedule for a period of time or to cancel the conversion. We have invested significant resources to develop technology that addresses the market for 300mm wafers. Although beginning in 2003 and continuing into 2004, we began to see an acceleration in the transition from 200mm to 300mm technology, if manufacturers delay or discontinue the transition to 300mm wafers, or make the transition more slowly than we currently expect, our growth and profitability could be affected.

Failure to retain key managerial, technical, and sales and marketing personnel or to attract new key personnel could harm our business.

Our success depends on the continued services of our executive officers and other key management, technical, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Currently, our key personnel include Eric Strid, our Chairman, President and Chief Executive Officer, Bruce McFadden, our Vice President and General Manager, Pyramid Probe Division, Steven Sipowicz, our Chief Financial Officer, John Pence, our Vice President and General Manager, Engineering Products Division and K. Reed Gleason, our Vice President of Advanced Technology. Following the completion of our initial public offering in December 2004, our executive officers and other key employees will be able to exercise stock options and sell the underlying stock, which may reduce their incentive to continue their employment with us. The loss of key personnel could limit our ability to develop new products and adapt existing products to our customers’ evolving requirements and may result in lost sales and a diversion of management resources. Furthermore, much of our competitive advantage and intellectual property is based on the expertise, experience and know-how of our key personnel. We do not have employment agreements or non-competition agreements with any of our employees except for an employment agreement with our Chief Financial Officer. To support our future growth, we will need to attract and retain additional qualified management, technical, and sales and marketing employees. Competition for such personnel in our industry is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

Our customers’ evaluation processes can lead to lengthy sales cycles, during which we may incur significant costs that may not result in sales.

Our customers typically expend significant efforts in evaluating and qualifying our products prior to placing an order, particularly for orders of engineering probe stations and production probe cards. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to 12 months and sometimes longer. During the period in which our customers are evaluating our products, we incur substantial sales, marketing, research and development expenses and expend significant management efforts. After completing this evaluation process, a potential customer may elect not to purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity.

Additional factors, some of which are partially or completely outside our control, that affect the length of time it takes us to complete a sale, include:

•                  the efforts of our sales force;

•                  the history of previous sales to the customer;

•                  the complexity of the customer’s engineering or production processes;

•                  the internal technical capabilities and sophistication of the customer; and

•                  the capital expenditure budgets of the customer.

The lengthy and unpredictable nature of our sales cycle could result in fluctuations in our operating results, which could fall below the expectations of analysts and investors for any particular period of time, and result in a decline in the price of our common stock.

If our products contain defects, our reputation would be damaged, and we could lose customers and revenue and incur warranty expenses.

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty expense totaled $639,000, $679,000 and $409,000, for 2004, 2003 and 2002, respectively. Our warranty expense over the past two years has increased in large part due to failures in components purchased from third parties, a substantial portion of which has not been reimbursed by the vendors. Although we are not currently seeking reimbursement from any vendors related to our warranty expense, we have in the past, and may again in the future, seek reimbursement from certain vendors. To the extent that we experience additional failures of purchased components that increase our warranty expenses that are not reimbursed by the vendor, our results of operations will be adversely affected.

If we fail to protect our proprietary technology and rights, competitors may be able to use our technologies, which would weaken our competitive position and could reduce our sales.

Our success and competitive position depend in significant part on the technically innovative features of our products, and, if we fail to protect our proprietary rights, our competitors might gain access to our technology. Although we rely in part on patent, trade secret and trademark laws to protect the proprietary technology used in our products, our patents may be challenged by third parties and held invalid, and any of our pending patent applications may not be approved. Additionally, we may not be able to develop additional proprietary technology that is patentable. Policing unauthorized use of our products is difficult, and we may not be able to prevent the misappropriation and unauthorized use of our technologies. Furthermore, our existing and future patents may not be sufficiently broad to protect our proprietary technologies, may not provide us with competitive advantages and may be circumvented by the designs of third parties.

Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others may independently develop or otherwise acquire similar or competing technologies or methods or design around our patents. Additionally, some of our proprietary technology cannot be effectively protected by patents. In these cases, we rely on trade secret laws and confidentiality agreements to protect our confidential and proprietary information, processes and technology. However, our confidential and proprietary information, processes and technology could be independently developed by, or otherwise become known to, third parties, which would weaken our competitive position and might reduce our sales.

Since 1997, we have derived more than 50% of our annual revenue from products sold to customers outside of North America. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. The manner in which we protect our proprietary rights may not be adequate in some foreign countries. Our failure to adequately protect our intellectual property in foreign countries would make it easier for competitors to copy or circumvent our product designs and sell competing products in those countries, which could adversely affect our revenue and cause us to lose customers.

Intellectual property infringement claims by or against us may result in litigation, the cost of which could be substantial and could prevent us from selling our products.

The semiconductor industry is characterized by uncertain and conflicting intellectual property claims, frequent litigation regarding patent and other intellectual property rights and vigorous protection and pursuit of these rights. Questions of infringement in the semiconductor industry involve highly technical and subjective analyses. Litigation may be necessary to determine the validity and scope of our proprietary rights or to defend against claims of infringement or invalidity by third parties, and we may not prevail in any litigation. Any such litigation, whether or not determined in our favor or settled, might be costly, could harm our reputation, could cause product shipment delays and could divert the efforts and attention of our management and technical personnel from our normal business operations. We are not currently involved in any such litigation. However, an adverse outcome in any intellectual property litigation might result in the loss of our proprietary rights, subject us to significant liabilities, require us to spend significant resources to develop non-infringing technology, require us to seek licenses from third parties, prevent us from manufacturing and selling our products or require us to discontinue the use of certain technology in our products, any of which could have an adverse effect on our business, financial condition and results of operations. License agreements, if required, might not be available on terms acceptable to us or at all.

Our growth could strain our personnel and infrastructure resources, and, if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our growth has placed and will continue to place significant demands on our management, operational, financial and technical resources and on our internal control, management information and reporting systems. Our success will depend, in part, upon the ability of our senior management to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to:

•                  continue to improve our operational, financial and management controls and our reporting systems and procedures;

•                  manage the growth of different product lines with different cost structures; and

•                  recruit, train, manage and motivate our employees to support our expanded operations.

Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

We will continue to make investments in research and development to sustain and improve our competitive position and meet our customers’ needs. These investments currently include refining Pyramid Probe fabrication processes, developing higher performance Pyramid Probe cards and enhancing engineering probe stations for 300mm wafers. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position and meet our customers’ needs.

We manufacture nearly all of our products at our Oregon facilities, and any disruption in the operations of these facilities could harm our business.

We manufacture almost all of our products in our facilities located in Beaverton, Oregon. Our manufacturing processes are complex and require sophisticated and costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our facilities, whether due to technical or labor difficulties or destruction of or damage to the facilities as a result of an earthquake, fire or any other reason, could materially and adversely affect our business, financial condition and results of operations.

A disruption in our strategic relationship with Agilent Technologies could have a negative effect on our ability to market our products and could result in a decline in the price of our common stock.

We have a longstanding relationship with Agilent Technologies in which we jointly market selected probing solutions, comprised of products from both companies. Consequently, our relationship with Agilent is an important factor in our ability to market our products. Our joint marketing relationship with Agilent is not governed by a contract. Therefore, Agilent could terminate its relationship with us or announce a strategic relationship with one of our competitors at any time. While we do not track the portion of our revenue that is attributable to our joint marketing relationship with Agilent, we believe that a termination of our relationship with Agilent could harm our ability to market our products and could result in a decline in the price of our common stock.

Furthermore, in those situations in which a customer purchases our products alongside Agilent’s products, we depend on Agilent’s ability to timely deliver its products to complete the installation of our product. To the extent that there is a delay in the shipment of Agilent’s products, the timing of our revenue could be adversely affected, which could cause us to miss the earnings expectations of analysts and investors and result in a decline in the price of our common stock.

We may fail to comply with environmental regulations, which could result in significant costs and harm our business.

We are subject to a variety of federal, state and local laws, rules and regulations relating to the storage, use, discharge, disposal and human exposure to hazardous and toxic materials used in our thin-film fabrication facility and other manufacturing operations. The risk of a release of hazardous or toxic materials cannot be completely eliminated, and if such a release occurs, we could be held financially responsible for the cleanup or other consequences of the release. We are not aware of any releases at any of our facilities that could reasonably be expected to result in any material liabilities to us. Our past, present or future failure to comply with environmental laws and regulations could result in enforcement actions, substantial liabilities and suspension of production or cessation of operations in extreme situations. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operation. For example, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances including lead which is currently used in some of the products we manufacture. We are working to modify our manufacturing processes to eliminate lead from products we put on the market by July 1, 2006 as required by the RoHS Directive. We are working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. For some of our products, substitutions of lead-free components or processes may be difficult or costly, or redesign efforts could result in production delays. The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As a producer of industrial electronic equipment, we may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes.

Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

Our customers may use our products in the testing of high reliability semiconductors for critical applications such as telecommunications infrastructure, military, medical and aerospace equipment. Defects or other problems with the performance of our products could result in financial or other damages to our customers. In addition, some of our engineering probe stations that use high powered lasers or operate at high voltage or extreme temperatures may cause death or injury to persons utilizing such equipment due to undetected design or manufacturing defects or due to improper use or maintenance by our customers. Although our product invoices and sales contracts generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these provisions. Product liability litigation against us, even if it were unsuccessful, could be time consuming and costly to defend. Additionally, although we carry product liability insurance, in some circumstances it may not cover certain claims or be adequate to cover all claims.

We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

IBM accounted for 11% of our revenue in 2003 and four customers, including IBM, accounted for 18% and 23% of our revenue in 2004 and 2003, respectively. Our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of any of our significant customers.

In addition, our ability to increase our revenue will depend in part upon our ability to obtain orders from new customers, particularly customers of our production probe cards. Obtaining orders from new customers is difficult because semiconductor manufacturers typically select one vendor’s products for testing a particular new generation of chips. Once a manufacturer has selected a vendor, that manufacturer is more likely to continue to purchase products from that vendor for that generation of chips, as well as subsequent generations of chips. We therefore place great emphasis on relationships with our current customers because these customers are difficult to replace. In addition, we focus on leveraging our relationships with current customers to sell into additional engineering labs and production lines in the same company and similar groups in other companies. If we are unable to maintain our relationships with our existing significant customers or to obtain new customers that adopt and implement our products and technology, we will not be able to meet our revenue and growth targets, which could result in a decline in the price of our common stock.

Our employment costs in the short-term are, to a large extent, fixed, and therefore, any shortfall in sales would harm our operating results.

Our operating expense levels are based, in significant part, on our headcount. For a variety of reasons, particularly the high cost and disruption of layoffs, the costs of recruiting and training new personnel and product delivery and service commitments to our customers, our headcount in the short-term is, to a large extent, fixed. Accordingly, we may be unable to reduce employment costs in a timely manner to compensate for any shortfall in our sales or gross margins, which could materially harm our operating results.

The additional costs that we incur as a result of becoming a public company will affect our operating results.

We will incur incremental costs as a public company for additional expenses such as increased auditing and legal fees and director and officer liability insurance, which will increase our operating expenses and will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently enacted by the Securities and Exchange Commission, or the SEC, and the Nasdaq National Market have imposed new corporate governance requirements for listed companies. We expect these rules to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions.  Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, including pending tax law changes, such as the benefit from export sales and the research and development credit by material audit assessments.  In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States.  In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

Our executive officers and directors and their affiliates beneficially own approximately 35% of our outstanding shares of common stock. Consequently, these shareholders will have control over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

The anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that shareholders may consider beneficial.

Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:

•                  We have a staggered board of directors, which will make it more difficult for a group of shareholders to quickly change the composition of our board.

•                  Our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or change our control, commonly referred to as “blank check” preferred stock.

•                  Members of our board of directors can only be removed for cause.

•                  The board of directors may alter our bylaws without obtaining shareholder approval.

•                  Shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting.

•                  Any action that is taken by written consent of shareholders must be unanimous.

We are also subject to the provisions of the Oregon Control Share Act and the Oregon Business Combination Act, each of which may have certain anti-takeover effects.

If our stock price is volatile, securities class action litigation may be brought against us, which could result in substantial costs.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities, and newly public companies tend to experience more volatility in their stock price. We may be the target of such litigation in the future. Securities litigation may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

Item 2.                                   PROPERTIES

We maintain our corporate headquarters in Beaverton, Oregon. Our primary site contains corporate administration, sales and marketing, design, test, light manufacturing and assembly and various support functions in leased space totaling 102,438 square feet in three adjacent buildings.   Our lease for space in an adjoining building, totaling 23,000 square feet, is available for sub-lease. This lease expires in June 2008. The lease on the remaining space in a third building expires at the end of January 2007. Under the terms of the lease, current rent on the primary site is approximately $107,000 per month. Our Pyramid Probe manufacturing is conducted in a 10,000 square foot clean room within a 58,817 square foot facility that we lease at a separate site in Beaverton, Oregon. Our lease of this facility expires in August 2009 and current rent is approximately $63,000 per month. Approximately 20,000 square feet of this facility is available for sub-lease. We lease small sales and service offices in Tokyo, Japan, Banbury, England and Singapore.

Item 3.                                   LEGAL PROCEEDINGS

As of the date of filing this Form 10-K, we are not a party to any material legal proceedings. However, the semiconductor test industry is characterized by vigorous protection and pursuit of intellectual property rights and positions. To protect our intellectual property from infringement, we have from time to time initiated litigation against third parties and may be required to do so in the future. We cannot assure you that we will be successful in future intellectual property litigation and this litigation often is protracted and expensive; however, until now we have successfully defended our intellectual property in three lawsuits and successfully defended ourselves in one case of alleged infringement.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were submitted to a vote of shareholders in the fourth quarter of the year ended December 31, 2004 and were approved by written consent of shareholders holding a majority of the capital stock (including a majority of the then outstanding shares of Series A and Series B Preferred Stock).

1.               Adoption of Second Amended and Restated Articles of Incorporation.  The shareholders adopted the Second Amended and Restated Articles of Incorporation to:

(i)             delete references in the Articles of Incorporation to the rights and preferences of the Series C Preferred Stock, all of the previously outstanding shares of which were repurchased by us in December 2003;

(ii)          provide that the Board of Directors would consist of a minimum of three directors and a maximum of nine, rather than the previous minimum of four and maximum of seven;

(iii)       provide that if the number of directors is fixed at six or more, the directors will be divided into three classes, with each class of directors to serve for a three year term, except that the directors first elected to Class I will serve for a term ending on the annual meeting of shareholders for fiscal year 2005, the directors first elected to Class II will serve for a term ending on the annual meeting of shareholders for fiscal year 2006, and the directors first elected to Class III will serve for a term ending on the annual meeting of shareholders for fiscal year 2007.

2.               Adoption of Third Amended and Restated Articles of Incorporation.  The shareholders adopted the Third Amended and Restated Articles of Incorporation to:

(i)             delete references in the Articles of Incorporation to the rights and preferences of the Series A and B Preferred Stock, all of the previously outstanding shares of which automatically converted into shares of our common stock, on a one-for-one basis, immediately following the completion of our initial public offering;  and

(ii)          cancel the ability of shareholders to take action by less than unanimous written consent.

3.               Amendment of 2000 Stock Incentive Plan.  The shareholders approved an amendment to the 2000 Stock Incentive Plan to increase the number of shares of our Common Stock that may be issued pursuant to the 2000 Stock Incentive Plan from 1,200,000 to 1,800,000

4.               Adoption of 2004 Employee Stock Purchase Plan.  The shareholders approved the adoption of the 2004 Employee Stock Purchase Plan.

5.               Election of Board of Directors.  The following individuals were elected to the Board of Directors, effective as of the filing of the Third Restated Articles, each to serve in the class and for the period set forth in the table below:

Class I Directors (term expires 2005)	Class II Directors (term expires 2006)	Class III Directors (term expires 2007)
William R. Spivey	K. Reed Gleason	George O’Leary
F. Paul Carlson	Keith Barnes	Eric Strid
Raymond A. Link

6.               Ratification of all Actions Taken by Board of Directors and Officers.  The shareholders ratified and approved all actions taken by the board of directors and officers from the date of our last annual meeting through December 10, 2004.

The written consent was executed by holders of an aggregate of 3,484,624 shares of Common Stock; 1,424,819 shares of Series A Preferred Stock; and 921,667 shares of Series B Preferred Stock.

PART II

Item 5.                                   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq National Market System under the symbol “CSCD” on December 15, 2004.  The high closing sale price of our common stock was $14.14 per share and the low closing sale price of our common stock was $13.29 per share during the period December 15, 2004 through December 31, 2004.

As of March 21, 2005, there were 144 shareholders of record.  Many shareholders hold their shares in street name.  We believe we have approximately 1,600 beneficial shareholders.

We have not declared or paid any cash dividends on our common stock in the past two years. We currently expect to retain any future earnings to fund the operation and expansion of our business, and therefore, we do not currently expect to pay cash dividends in the foreseeable future.

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004.  In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.7 million.  As of December 31, 2004, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness.  No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

See Item 12. for Equity Compensation Plan Information.

Item 6.            SELECTED CONSOLIDATED FINANCIAL DATA

The consolidated statement of operations and balance sheet data set forth below have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

IN THOUSANDS (except per share amounts)	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data
Revenue	$64,415	$50,556	$51,107	$72,296	$70,526

Cost of sales	35,625	30,433	33,357	42,055	37,529
Deferred stock-based compensation	67	19	6	19	11
Gross profit	28,723	20,104	17,744	30,222	32,986
Operating expenses:
Research and development	5,651	5,407	6,265	7,801	7,711
Selling, general and administrative	16,602	15,293	16,180	17,894	18,667
Deferred stock-based compensation	259	158	(14)	115	64
Total operating expenses	22,512	20,858	22,431	25,810	26,442
Income (loss) from operations	6,211	(754)	(4,687)	4,412	6,544
Other income (expense), net	(117)	553	385	429	304
Income (loss) before income taxes	6,094	(201)	(4,302)	4,841	6,848
Provision (benefit) for income taxes	1,387	248	(2,244)	950	2,664
Net income (loss)	4,707	(449)	(2,058)	3,891	4,184
Accretion of redeemable stock and loss on redemption	113	583	362	358	353
Net income (loss) attributed to common shareholders	$4,594	$(1,032)	$(2,420)	$3,533	$3,831
Basic net income (loss) per share attributed to common shareholders	$0.84	$(0.20)	$(0.48)	$0.70	$0.77
Diluted net income (loss) per share attributed to common shareholders	$0.56	$(0.20)	$(0.48)	$0.41	$0.43
Shares used in basic per share calculations	5,439	5,089	5,015	5,015	5,004
Shares used in diluted per share calculations	8,452	5,089	5,015	9,482	9,622

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data
Cash, cash equivalents and short-term marketable securities	$43,747	$10,717	$8,632	$10,950	$5,401
Working capital	63,538	24,415	25,645	26,846	23,444
Total assets	79,016	37,766	40,815	43,775	45,473
Current portion of long-term debt and capital lease obligations	21	2,043	21	122	685
Long-term debt and capital lease obligations, less current portion	14	5,038	25	43	176
Other long-term liabilities	1,372	1,585	1,694	1,045	852
Redeemable stock	—	584	10,152	10,864	10,656
Shareholders’ equity	70,188	22,960	23,848	25,432	21,689

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1, Part I, “Business – Risk Factors,” and elsewhere in this Form 10-K.  See Part I – Item 1, “Business – Special Note Regarding Forward Looking Statements.”  We do not guarantee future results, levels of activity, performance or achievements.  We do not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Overview

We are a worldwide leader in the design, development and manufacture of advanced wafer probing solutions for the electrical measurement of high performance chips. We design, manufacture and assemble our products in Beaverton, Oregon, with global sales, service and support centers in North America, Europe, Japan and Singapore. We were incorporated and introduced our first commercial products in 1984.

Our products include engineering probe stations, analytical probes, production probe cards, application software and services. Analytical probes and production probe cards are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties. We also generate revenue through the sale of service contracts to our customers. We refer to analytical probes and production probe cards as consumables, as they are routinely replaced during the testing process. Engineering probe stations address the need for precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes and application software, as well as accessories from third parties, such as the following:

•      probe micropositioners, which are mechanisms which help align probe tips to particular locations on the wafer;

•      chucks, which are assemblies that hold the wafers during testing; and

•      thermal controllers, which are heating/refrigeration units that control the wafer temperature during testing.

In addition, we design and build custom engineering probe stations to address the specific requirements of our customers. To date, we have derived the large majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the foreseeable future.

Our engineering probe stations, analytical probes, probing accessories and application software are sold through our Engineering Products Division. Our production probe cards are sold through our Pyramid Probe Division. These two divisions are presented as segments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” because certain information related to their activities is provided to the Chief Operating Decision Maker.

The segment data included for each division under “Results of Operations” below and in Note 17 to the Consolidated Financial Statements is not prepared in accordance with accounting principles generally accepted in the United States of America and does not represent the stand-alone performance, revenue, cost of sales, gross profit (loss) or operating results of each segment. In preparing this financial information, certain operating expenses were allocated between the segments based on management estimates while others were based on specific factors such as headcount. Some operating expenses were not allocated at all because it was impractical to do so. For example, certain indirect costs related to the manufacture of key components by the Pyramid Probe Division on behalf of the Engineering Products Division have been fully allocated to the Pyramid Probe Division in the data included in this discussion of financial results. In addition, no adjustments have been made to reflect the sale of these components by the Pyramid Probe Division to the Engineering Products Division. These factors have a significant impact on the amount of gross profit (loss) and operating income (loss) for each segment. Assignment of other reasonable cost allocations to each segment would result in much different segment operating results. As of January 2005, we primarily collect revenue information for each division because we believe that the segment data included for each division in “Results of Operation” below and in Note 17 to the Consolidated Financial Statements is not useful for understanding our business and is not useful information on which to base operating decisions. Accordingly, beginning in the first quarter of 2005, the financial statements may only present revenue data for each segment.

Our business and operating results depend in significant part on the level of capital expenditures related to semiconductor research and development, which, in turn, depends upon current and anticipated market demand for chips. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply, which has often resulted in a reduction in demand for our products. While our financial results are impacted by cycles within the semiconductor industry, we believe our business cycles are typically less pronounced than those of other semiconductor equipment companies. We believe this is due to our greater reliance on our customers’ research and development capital spending and usage of test consumables rather than on our customers’ spending to increase production capacity. Capital spending aimed at increasing production capacity is one of the first areas in which most semiconductor manufacturers reduce spending in an industry downturn.

As a result of the 2001 to 2003 downturn in the semiconductor industry, we have taken steps to reduce our fixed expenses. We reduced headcount from a peak of 350 in 2001 to 243 as of December 31, 2003, which resulted in a savings related to salaries and benefits of approximately $3.0 million in 2003 and 2002 combined, as compared to 2001. As of December 31, 2004, we had 272 employees.  In addition to the headcount reductions, we have realized other annualized cost reductions, which we expect to be sustainable.

Although during the downturn in the semiconductor industry some wafer manufacturers, including some of our customers, delayed, cancelled or postponed their conversion to 300mm technology, the transition in the size of the standard semiconductor wafer from 200mm to 300mm accelerated in the later half of 2003 and continued in 2004 as 300mm technology results in reduced per unit manufacturing costs by more than doubling the available area on a wafer, significantly increasing the number of chips per wafer. This transition has impacted our revenue mix as sales of our 300mm engineering probe stations, which have higher average selling prices than our 200mm engineering probe stations, have steadily increased as a percentage of total engineering probe station units shipped.

Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 50.8%, 44.1% and 34.4% of our total engineering probe station revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

We sell our products both directly through our own sales force and indirectly through a combination of manufacturers’ representatives and distributors. In North America and Asia, excluding Japan, Singapore and Malaysia, we sell our products through manufacturers’ representatives. In Japan, Singapore and Malaysia, we sell through Cascade Microtech Japan, K.K. and Cascade Microtech Singapore, our direct sales and service subsidiary and branch office, respectively. In Europe, we sell primarily through distributors and manufacturers’ representatives, except in the U.K., where we sell through our direct sales subsidiary, Cascade Microtech Europe, Ltd. We also sell certain products directly in Germany, Austria and Switzerland. In the rest of the world, we typically sell through manufacturers’ representatives or distributors. Our distributors typically place orders with us once they have received an order from an end-user customer, and, therefore, the total amount of inventory held by our distributors at any given date is not material.

Our business experiences seasonality. Typically, our revenue is lower in our fiscal first quarter than in our fiscal fourth quarter preceding it. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips.  A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in 2004, 2003 and 2002 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provisions for inventory valuations.

Fluctuations in gross profit as a percentage of revenue, or gross margin, primarily result from changes in geographic mix, product mix, general pricing dynamics and yields in some of our production lines. Sales in Europe typically have a lower margin than sales in North America and Japan due to our use of third-party distributors in Europe. We typically achieve higher margins on our consumables than on our engineering probe stations. Gross margin will also vary depending on our revenue levels, the level of overhead absorption, and, to a lesser extent, the success of our ongoing productivity improvements and component prices.

Research and development expenses are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses. In addition, our research and development expenses fluctuate from quarter to quarter depending on the usage level of our production probe fab for research and development activity. Research and development expenses do not include costs to obtain patents or defend our intellectual property rights, consisting of patents and trademarks, or amortization of capitalized patents and trademarks. Such expenses are included with selling, general and administrative. Research and development expenses also do not include expenses for design work on custom orders that do not result in reusable technology. Such expenses are included as a component of cost of sales.

Selling, general and administrative, or SG&A, expenses include compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, patent and trademark amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.

Deferred stock-based compensation includes the amortization of value attributed to stock options granted during the one-year period prior to filing our registration statement for our initial public offering in 2004, as well as amortization of deferred stock-based compensation related to option grants at the time we filed a registration statement for our planned initial public offering in 2000. The stock options granted during these periods were granted at the fair market value of our common stock on the date of grant, as determined by our Board of Directors, and are accounted for using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Given the lack of an active public market for our outstanding common stock at the time, our Board of Directors established estimates of fair value for our common stock, as well as for options to purchase our common stock, based on factors such as recent negotiated transactions, our financial condition and recent operating results, our competitive position and future prospects and analysis of financial data of comparable public companies.

For example, during the period from January 1, 2003 through December 31, 2003, we granted options to purchase a total of 380,450 shares of common stock at exercise prices ranging from $5.00 to $5.50 per share. We did not obtain contemporaneous valuations by an unrelated valuation specialist during the period. In determining the fair value of common stock for these grants, we considered the factors described above as well as the following factors:

•      overall economic conditions in general and in the semiconductor industry, which were adverse at the beginning of the period, and gradually improved during the period, while our product sales increased as economic conditions improved;

•      the repurchase, in June 2003, of our common stock from a former employee at a negotiated price of $5.00 per share;

•      the repurchase, in July 2003, of our common stock from a co-founder and former employee pursuant to a stock-put agreement at a negotiated price of $5.00 per share;

•      increases in the valuation of semiconductor capital equipment companies in the second half of 2003; and

•      bookings, as an indicator of future performance.

Although we believed that the exercise price of the options granted during this period reflected the fair market value of our common stock on each grant date, in anticipation of our initial public offering in 2004 we re-evaluated the fair market value of our common stock for the three-year period immediately preceding the filing of the registration statement. Based on such re-evaluation we determined that the fair market value of our common stock during the one-year period prior to the filing of the registration statement exceeded the exercise price of options granted during such period. We therefore recorded deferred compensation expense totaling the amount by which the re-assessed fair market value of our common stock exceeded the exercise price of the options granted during the period. The $310,000 of deferred stock-based compensation as of December 31, 2004 will be amortized through September 30, 2008. We anticipate greater amortization of deferred stock-based compensation in the first few years due to our use of the accelerated method of expense recognition for stock-based compensation, under which more expense is recognized in earlier periods, and to reversals of deferred stock-based compensation that result from employee terminations over time. We performed a similar re-evaluation of the fair market value of our common stock prior to our planned initial public offering in 2000. That re-evaluation resulted in deferred stock-based compensation of $373,000, which was fully amortized as of December 31, 2003.

During the period from January 1, 2004 through December 31, 2004, we granted options to purchase a total of 223,000 shares of common stock with an exercise price of $9.50 per share and 273,250 at $13.52 per share. In determining the fair value of the common stock for purposes of these option grants, the factors identified above were taken into account. We also considered other material factors and business developments, including the following:

•      we redeemed our Series C preferred stock in December 2003 at a negotiated price of $8.00 per share;

•      in the first quarter of 2004, our Board of Directors authorized management to investigate the possibility of initiating an initial public offering, conditions in the capital markets were improving and we were able to attract prospective underwriters for this offering;

•      we determined that market conditions in the second and third quarters of 2004 were not sufficiently favorable for an initial public offering and delayed the initial public offering;

•      in the fourth quarter of 2004, market conditions improved and we received a pricing range of $11.00 to $13.00 for our initial public offering in November 2004;

•      also in the fourth quarter of 2004, there was an improvement in the financial performance, projections and valuation parameters of comparable companies; and

•      in December 2004, we completed our initial public offering at $14.00 per share.

Based on the factors considered, we believe that the options granted during 2004 were at fair value and therefore, we have not recorded any deferred compensation for options granted during 2004.

Other income (expense) primarily includes interest income, interest expense, gains and losses on sales of investments and transaction and translation related foreign currency gains and losses. Transaction related foreign currency gains and losses result from gains and losses recognized on foreign exchange forward contracts and on certain of our accounts receivable that are denominated in Japanese yen. Translation related foreign currency gains result from the translation of foreign currency denominated accounting records into U.S. dollars.

Accretion of redeemable stock and loss on redemption includes the accretion of certain costs related to the issuance of our Series C convertible preferred stock and the cost of redeeming certain shares of our common stock. In December 2003, we redeemed our Series C convertible preferred stock for cash and a three-year note and, accordingly, we recognized the remaining unaccreted costs of $219,000 as a loss upon the redemption.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

IN THOUSANDS (except per share amounts)	For the Year Ended December 31,
	2004	2003		2002
Statement of Operations Data
Revenue	100.0%	100.0%		100.0%
Cost of sales and deferred stock-based compensation	55.4	60.2		65.3
Gross profit	44.6	39.8		34.7
Operating expenses:
Research and development	8.8	10.7		12.3
Selling, general and administrative	25.8	30.2		31.6
Deferred stock-based compensation	0.4	0.3		—
Total operating expenses	34.9	41.3		43.9
Income (loss) from operations	9.6	(1.5)		(9.2)
Other income (expense), net	(0.2)	1.1		0.8
Income (loss) before income taxes	9.5	(0.4)		(8.4)
Provision (benefit) for income taxes	2.2	0.5		(4.4)
Net income (loss)	7.3	(0.9)		(4.0)
Accretion of redeemable stock and loss on redemption	0.2	1.1		0.7
Net income (loss) attributed to common shareholders	7.1%	(2.0	) %	(4.7	) %

(1)   Percentages may not add due to rounding.

Year Ended December 31, 2004 and 2003

Revenue

Revenue increased $13.9 million, or 27.4%, to $64.4 million in 2004 compared to $50.6 million in 2003.

Revenue in the Engineering Products Division increased $11.2 million, or 23.5%, to $58.5 million in 2004 compared to $47.3 million in 2003. Average order total in the Engineering Products Division increased 26.9% in 2004 compared to 2003. Average order total includes the sales price of all analytical probes, production probe cards and other accessories purchased with an engineering probe station. The increase in average order total was primarily attributable to a 40.4% increase in the unit volume of sales of our 300mm engineering probe stations, which have a higher average selling price than our 200mm engineering probe stations. While we currently sell a larger number of 200mm engineering probe stations than 300mm engineering probe stations, we expect the trend of increased sales of 300mm probe stations to continue into 2005 as the industry continues to shift to 300mm fabrication facilities. Offsetting the increase in 300mm unit volume, was a 4.2% decrease in unit volume sales of our 200mm engineering probe stations in 2004 compared to 2003, for an overall increase in total unit volume sales of 4.6%. The increase in average order total was also attributable to an increase in sales of accessories and options ordered by customers with their engineering probe stations in 2004 compared to 2003.

Revenue in the Pyramid Probe Division increased $2.7 million, or 85.2%, to $5.9 million in 2004 compared to $3.2 million in 2003 due to an increase in the number of production probe cards that we sold.

Cost of Sales and Gross Profit

Cost of sales increased $5.2 million, or 17.1%, to $35.6 million in 2004 compared to $30.4 million in 2003. The increase in cost of sales was primarily due to the increase in unit volume sales of our engineering probe stations discussed above, partially offset by production improvements made during 2003 primarily related to our probe station product platforms.

Cost of sales for the Engineering Products Division increased $3.8 million, or 14.2%, to $30.7 million in 2004 compared to $26.9 million in 2003. Cost of sales for the Pyramid Probe Division increased $1.4 million, or 39.8%, to $5.0 million in 2004 compared to $3.6 million in 2003.

Our gross profit increased $8.6 million, or 42.9%, to $28.7 million in 2004 compared to $20.1 million in 2003. Gross profit as a percentage of revenue increased to 44.6% in 2004 compared to 39.8% in 2003. The increase in our gross profit was primarily due to the production improvements mentioned above, efficiencies gained as production volumes increased, approximately $166,000 of savings due to improved component pricing with certain vendors, a $172,000 decrease in inventory write-downs and a $40,000 decrease in warranty expense. The decrease in inventory write-downs was due to $180,000 of write-downs in 2003 related to the poor adoption of one of our product lines that was discontinued compared to only $9,000 of such write-downs in 2004.

Gross profit for the Engineering Products Division increased $7.3 million, or 35.7%, to $27.8 million, or a gross profit margin of 47.5%, in 2004 compared to $20.5 million, or a gross profit margin of 43.2%, in 2003. The increase was due to production improvements, efficiencies gained as a result of an increase in production volumes, improved component pricing and decreases in inventory write-downs.

Gross profit for the Pyramid Probe Division increased $1.3 million to $948,000 in 2004 compared to a negative gross margin of $365,000 in 2003. The increase was due to production improvements and efficiencies gained as production volumes increased.

Research and Development

Research and development expenses increased $244,000, or 4.5%, to $5.7 million in 2004 compared to $5.4 million in 2003. The 2004 expense is net of $94,000 received from a key customer as reimbursement of our research and development expenses on a joint project, compared to $248,000 of such reimbursements in 2003. The remainder of the increase resulted from contract labor related to development of reusable technology from customer specific orders.

Selling, General and Administrative

SG&A expense increased $1.3 million, or 8.6%, to $16.6 million in 2004 compared to $15.3 million in 2003. Included in SG&A for 2004 is $180,000 of severance related to the termination of our former Chief Financial Officer in the second quarter of 2004 compared to $98,000 of severance in 2003.  Representative commissions and employee commissions increased $661,000, which is in line with the revenue increase of 27.4%. Employee compensation and related benefits increased $526,000 in 2004 compared to 2003, resulting from 2004 salary increases and headcount increases. Unfavorable changes in the exchange rate between the U.S. dollar and the Japanese yen in 2004 compared to 2003 contributed $236,000 to the increase in 2004. We anticipate that SG&A expenses will increase in 2005 due to additional legal, accounting, insurance and reporting expenses related to being a public company and to complying with the Sarbanes-Oxley Act.

Deferred Stock-Based Compensation

Total deferred stock-based compensation was $326,000 in 2004 compared to $177,000 in 2003. Deferred stock-based compensation in 2004 includes $86,000 due to accelerated vesting of stock options related to the termination of our former Chief Financial Officer and is net of reversals for employee terminations of $117,000 and $32,000 in 2004 and 2003, respectively. Deferred stock-based compensation in 2004 includes the amortization of value attributed to stock options issued in the one-year period prior to filing the registration statement related to our 2004 initial public offering, whereas deferred stock compensation in 2003 includes amortization of deferred costs related to the grant of stock options at the time we filed a registration statement for our planned initial public offering in 2000.

Other Income (Expense)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $133,000 and $164,000 in 2004 and 2003, respectively. The decrease was primarily due to lower interest rates in 2004 compared to 2003 and lower invested cash balances due to the payment of $3.0 million in the fourth quarter of 2003 for the conversion of our Series C preferred stock and the repayment of $7.0 million of a note payable in 2004.

Interest expense of $465,000 in 2004 primarily represents interest on our $7.0 million note payable, which resulted from the conversion of our Series C preferred stock in the fourth quarter of 2003. As of December 31, 2004, the note was paid in full.

Other income, net totaled $215,000 in 2004 compared to $390,000 in 2003. The 2004 amount includes a $132,000 gain related to foreign currency translation and a $74,000 gain related to foreign currency transactions. The 2003 amount includes a $318,000 translation related gain and a $49,000 gain on foreign currency hedging contracts and other foreign currency transactions.

Income Taxes

Our provision for income taxes totaled $1.4 million, or 22.8% of income before income taxes, and $248,000, or 123.4%, of loss before income taxes in 2004 and 2003, respectively.

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards.  We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required.  To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets.  At both December 31, 2004 and 2003, we had valuation allowances of $1.8 million.  In 2004, we reversed $726,000 of previously recorded valuation allowance based on our 2004 performance.  The reversal primarily related to U.S. research and engineering credits and state net operating loss carryforwards, which were utilized during 2004. In addition, in 2004, we increased the valuation allowance by $761,000 for excess foreign tax credits and State of Oregon research and engineering credits, which we believe are more likely than not to not be utilized in the future.  The net result was an increase in valuation allowance in 2004 of $35,000.

Tax expense, net of associated tax credits for taxes paid in Japan, of $41,000 was recognized on the declaration of a $1.5 million dividend from our Japanese subsidiary and is reflected in the tax provision for 2004. We have not provided for United States income taxes on the remaining undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the United States tax liability associated with any future foreign dividend.

At December 31, 2004, we had a net deferred tax asset on our balance sheet totaling $1.6 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Accretion of Redeemable Stock

Accretion of redeemable stock decreased to $113,000 in 2004 from $583,000 in 2003 due to the conversion of our Series C convertible preferred stock in the fourth quarter of 2003. Accordingly, the 2004 amount only included accretion of the redeemable common stock, whereas the 2003 amount included accretion of both the redeemable common and preferred stock. In addition, the 2003 amount includes the remaining $219,000 of unaccreted costs related to the Series C convertible preferred stock as a loss on redemption, which occurred in the fourth quarter of 2004.

Years ended December 31, 2003 and 2002

Revenue

Revenue decreased $551,000, or 1.1%, to $50.6 million in 2003 compared to $51.1 million in 2002.

Revenue in the Engineering Products Division decreased $925,000, or 1.9%, to $47.3 million in the year ended December 31, 2003 compared to $48.2 million in the year ended December 31, 2002. This decrease primarily resulted from a 13.4% decrease in the number of engineering probe stations sold in 2003 compared to 2002 as customers continued to curtail their capital expenditures during the economic downturn. In addition, we experienced a 1.7% and a 4.9% decrease, respectively, in the average order total for our 200mm and our 300mm engineering probe stations due to a decrease in accessories ordered with these stations. These decreases were mostly offset by an 8.4% increase in the overall average order total for our engineering probe stations in 2003 compared to 2002. The increase in the overall average order total resulted from an increase in the proportion of sales of our 300mm probe stations compared to sales of our less expensive 200mm engineering probe stations.

Revenue in the Pyramid Probe Division increased $374,000, or 13.4%, to $3.2 million in the year ended December 31, 2003 compared to $2.8 million in the year ended December 31, 2002 due to an increase in the number of production probe cards that we sold.

Cost of Sales and Gross Profit

Cost of sales decreased $3.0 million, or 8.8%, to $30.4 million in 2003 compared to $33.4 million in 2002. Our gross profit increased $2.4 million, or 13.3%, to $20.1 million in 2003 from $17.7 million in 2002. This increase was primarily a result of a $998,000 decrease in salaries and related costs due to head count reductions, $320,000 in savings related to improved production efficiency resulting from investments made during 2003 and 2002, a $295,000 decrease in inventory write-downs, and an $824,000 decrease in other fixed overhead costs due to cost reduction measures implemented in 2002 and 2003. As a result of these factors, our overall gross margin increased to 39.8% in 2003 compared to 34.7% in 2002.

Cost of sales for the Engineering Products Division decreased $1.6 million, or 5.6%, to $26.9 million in 2003 compared to $28.5 million in 2002. Cost of sales for the Pyramid Probe Division decreased $1.3 million, or 26.5%, to $3.6 million in 2003 compared to $4.9 million in 2002.

Gross profit for the Engineering Products Division increased $683,000, or 3.5%, to $20.5 million, or a gross profit margin of 43.2%, in 2003 compared to $19.8 million, or a gross profit margin of 41.0%, in 2002. Gross profit for the Pyramid Probe Division increased $1.7 million to a negative gross profit of $365,000, or a negative gross profit margin of 11.4%, in 2003 compared to a negative gross profit of $2.0 million, or negative gross profit margin of 72.0%, in 2002. The increase in gross profit for the Engineering Products Division was due to all the factors mentioned above. The increase in gross profit for the Pyramid Probe Division was primarily due to headcount reductions and savings from improved production efficiency.

Inventory write-downs decreased to $377,000 in 2003 from $672,000 in 2002 primarily as a result of $623,000 of write-downs related to the poor adoption of one of our product lines that was discontinued in 2002 compared to only $180,000 of such write-downs in 2003.

Investments made to improve our production efficiency during 2003 and 2002 included investments in our manufacturing capabilities and our product platforms. We anticipate that these investments will result in more efficient production processes and a higher gross profit margin if we are able to increase sales of our 300mm engineering probe stations.

Research and Development

Research and development expenses decreased $858,000, or 13.7%, to $5.4 million in 2003 compared to $6.3 million in 2002. This decrease was primarily a result of $200,000 of savings due to reductions in headcount, a $153,000 decrease in consulting fees and a $263,000 decrease in expenses for project supplies. In addition, during 2003 and 2002, we received $248,000 and $90,000, respectively, from a key customer as reimbursement of our research and development expenses on a joint project. These amounts have been netted against our gross research and development expenses.

Selling, General and Administrative

SG&A expenses decreased $887,000, or 5.5%, to $15.3 million in 2003 compared to $16.2 million in 2002. This decrease was primarily due to a $382,000 decrease in salaries and benefits due to lower headcount and a decrease in consulting fees, an $87,000 decrease in commissions, a $147,000 decrease in bad debt expense due to a large write-off in 2002 for a single customer that declared bankruptcy in that year and a $116,000 decrease in outside accounting fees. The decrease in outside accounting fees resulted from an increase in such fees in 2002 as a result of an IRS examination that was completed during the year, preparation of amended returns as a result of adjustments made to our foreign sales corporation allowances, and a federal and state research and experimentation credit study.

Deferred Stock-Based Compensation

Deferred stock-based compensation was $177,000 in 2003 compared to a benefit of $8,000 in 2002. Deferred stock-based compensation in 2003 includes the amortization of value attributed to stock options issued in the one-year period prior to filing this registration statement, as well as amortization of deferred costs related to the grant of stock options at the time we filed a registration statement for our planned initial public offering in 2000. The $8,000 benefit recognized in 2002 resulted from employee terminations and the resulting reversal of the related deferred compensation.

Other Income (Expense)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $164,000 and $350,000 in 2003 and 2002, respectively. Decreases in interest rates and average cash and investment balances resulted in lower interest income in 2003 compared to 2002. The lower average cash and investment balances resulted from the net use of cash in 2003 and 2002 totaling approximately $677,000 and $2.3 million, respectively.

Other income, net totaled $390,000 in 2003 compared to $38,000 in 2002. The increase in 2003 resulted from a $49,000 gain related to foreign exchange forward contracts compared to a $324,000 loss related to such contracts in 2002. Both periods include approximately $300,000 of translation related foreign currency gains.

Income Taxes

Our provision (benefit) for income taxes totaled $248,000 and ($2.2) million in 2003 and 2002, respectively. The tax provision (benefit) in 2003 and 2002 includes the recognition of valuation allowances of $781,000 and $646,000, respectively, against our deferred tax assets as a result of management’s conclusion that, given recent losses, certain of our research and experimentation credits and state net operating loss credit carryforwards may expire before we are able to recognize them.

Our benefit for income taxes in 2002 includes a $1.5 million benefit related to carry-back of current year losses, amendments to prior year tax returns resulting from adjustments made to our foreign sales corporation allowances and research and experimentation credits, based on a study performed during 2002.

Accretion of Redeemable Stock And Loss on Redemption

Accretion of redeemable stock increased $221,000 in 2003 to $583,000 from $362,000 in 2002 due to the redemption of our Series C convertible preferred stock and recording the remaining $219,000 of unaccreted costs related to the Series C convertible preferred stock as a loss on redemption.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $43.7 million at December 31, 2004, as well as from cash expected to be generated from operations. Our initial public offering in December 2004 generated net proceeds of $41.7 million, after deducting the underwriters discounts and commissions and offering expenses. We used $5.5 million of the proceeds to repay the remaining principal balance of our outstanding note payable in December 2004.

Net cash provided by operating activities in 2004 was $2.6 million and consisted of net income of $4.7 million and non-cash expenses of $2.4 million, offset by net changes in our operating assets and liabilities. These changes are described below.

Accounts receivable, net increased to $13.6 million at December 31, 2004 from $10.6 million at December 31, 2003 primarily due to increased sales. Our days sales outstanding was approximately 68 days at December 31, 2004 compared to 71 days at December 31, 2003.

Inventories increased to $10.2 million at December 31, 2004 compared to $8.1 million at December 31, 2003, primarily due to the building up of inventory to support anticipated sales increases in the first half of 2005. We believe that our inventory levels at December 31, 2004 are adequate given our revenue projections for the first half of 2005.

Prepaid expenses increased to $1.6 million at December 31, 2004 from $765,000 at December 31, 2003 primarily due to costs incurred for director and officer insurance.

Accounts payable increased to $4.0 million at December 31, 2004 compared to $2.8 million at December 31, 2003 primarily due to the increase in raw material purchases.

Accrued liabilities increased to $2.6 million at December 31, 2004 compared to $2.0 million at December 31, 2003 primarily due to a $562,000 increase in accrued wages, commissions, bonuses, vacation and related accruals due to the timing of our payroll and related payments.  In addition, warranty reserves have increased in line with revenue increases in 2004 compared to 2003.

Net cash used in investing activities of $38.6 million in 2004 primarily resulted from $46.6 million used for the purchase of marketable securities, $926,000 used for the purchase of fixed assets and $484,000 related to obtaining patents, trademarks and other assets.  Offsetting these purchases were proceeds from the sale of marketable securities of $9.4 million.

Net cash provided by financing activities in 2004 was $34.6 million and primarily consisted of $41.7 million of net proceeds from our initial public offering of our common stock in December 2004 and $201,000 of proceeds from the exercise of options for common stock pursuant to our stock plans, partially offset by $7.0 million of principal payments on our term note and $198,000 for the repurchase of common stock.

At December 31, 2004, we had an unused $150,000 standby letter of credit to be utilized in the event a customer requires certain guarantees. This letter of credit is collateralized by $150,000 of our cash and cash equivalents and expires August 14, 2005.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2005	2006 and 2007	2008 and 2009	2010 and beyond
Capital Leases	$35	$21	$14	$—	$—
Operating Leases	8,778	2,271	4,405	2,102	—
Purchase Order Commitments	6,616	5,754	862	—	—
	$15,429	$8,046	$5,281	$2,102	$—

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. It is possible that the estimates we make may change in the future.

Revenue Recognition

Revenue from product sales to customers that do not have acceptance criteria, including product sales to distributors, is recognized when a written purchase order has been obtained, the product is shipped, title has transferred, no obligations remain and collectibility is reasonably assured. Generally, we ship our products FOB shipping point. For any shipments with FOB destination terms, we defer revenue until delivery to the customer. Revenue from customers who have acceptance criteria beyond our standard terms and conditions is deferred until all acceptance criteria are satisfied. Revenue for installation services, consisting of assembly and testing, and for systems shipped to integrators is also deferred. Deferred revenue related to service contracts is recognized over the life of the contract, typically one to two years. Deferred revenue for systems shipped to integrators, is recognized upon shipment to the final customer.

Our transactions may involve the sale of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated based on the fair value of each element. A typical multiple element arrangement may include some or all of the following components: product shipments, accessories, installation services and extended warranty contracts. The total sales price is allocated based on the relative fair value of each component when sold separately.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on past collection history and known trends with current customers. Our estimates for allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels, associated balances in accounts receivable and estimated changes in credit quality. Our allowance for doubtful accounts totaled $86,000 and $101,000, respectively, at December 31, 2004 and 2003 and our bad debt expense totaled $15,000, $6,000 and $152,000, respectively, in 2004, 2003 and 2002. The bad debt expense in 2002 was substantially due to one optoelectronics customer that declared bankruptcy.

Valuation of Excess and Obsolete Inventory

We regularly analyze the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market and include materials, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Because of the long-lived nature of many of our products, we maintain a substantial supply of parts for possible use in future repairs and customer field service. As these service parts become older, we apply a higher write-down against the recorded balance, recognizing that the older the part, the less likely it will be used. If circumstances related to our inventories change, our estimates of the value of inventory could materially change. We record estimated inventory write-downs quarterly as a component of cost of sales. Total write-downs to inventory were $159,000, $377,000 and $672,000, respectively, in 2004, 2003, and 2002. The write-downs include $9,000, $180,000 and $623,000, respectively, related to inventory write-downs due to poor adoption of one of our product lines, which was discontinued.  To determine the amount of the write-down related to this product line each quarter, we analyzed the current sales forecast at the end of each quarter, which was based on specific customer data, and compared it against existing inventory. We began taking write-downs for this product line in the fourth quarter of 2001, while continuing to market the product. However, in the fourth quarter of 2002, we recorded an additional write-down of $475,000 based on a determination that certain sales that we had previously anticipated would not materialize. The additional write-downs in 2003 and 2004 resulted from further reductions to our sales forecasts. The inventory related to the discontinued product line was either transferred to service inventory, discarded or donated to universities or other organizations.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have not recorded any impairment charges for long-lived assets during the years ended 2004, 2003 or 2002.

Warranty Liabilities

Warranty costs include labor to repair the system and replacement parts for defective items, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also netted against the warranty expense. We estimate a liability for costs to repair or replace products under warranties ranging from 90 days to one-year and technical support costs when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. Our estimated warranty costs are reviewed and updated on a quarterly basis. Accordingly, in 2003 and in 2002 we increased our warranty reserve accrual rate to reflect our recent experience regarding actual warranty charges as a percentage of revenue. We anticipate our future warranty reserve accrual rate to be approximately 1% of revenue. Changes to the reserve occur as volume, product mix and actual warranty costs fluctuate. Our warranty reserve totaled $365,000 and $178,000, respectively, at December 31, 2004 and 2003. These amounts are estimates of warranty costs for our installed base during the 12-month period. Warranty expense totaled $639,000, $679,000 and $409,000, respectively, during 2004, 2003 and 2002.

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the estimated future benefit of research and development tax credits, net operating loss carryforwards and other temporary differences to the extent management believes these assets will be realized.  A valuation allowance is recorded when management can not reach the conclusion that it is more likely than not that the deferred tax assets will be realized. During 2004, we reversed $726,000 of a previously recorded valuation allowance against our deferred tax assets based on our 2004 performance. The reversal primarily related to research and engineering credits and state net operating loss carryforwards that were utilized based on 2004 income.  During 2004, we recorded a valuation allowance against our deferred tax assets totaling $761,000 as a result of management’s conclusion that certain of our foreign tax credits and state research and development credits may expire before we are able to recognize them. At December 31, 2004, we had a net deferred tax asset on our balance sheet totaling $1.6 million, primarily related to timing differences in the recognition of certain reserves and accruals. We believe it is more likely than not that the benefits of these assets will be realized. We may record additional valuation allowances in the future.

New Accounting Pronouncements

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  We are required to adopt SFAS No. 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the adoption method to be used at the date of adoption. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our results of operations.  We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  While we have not completed our analysis of the impact of SFAS No. 151, we do not currently believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flow.

FSP No. 109-2

In December, 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, we do not expect that these provisions will have a material impact on our financial position, results of operations or cash flow. Accordingly, as provided for in FSP No. 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables and bookings positions. As of December 31, 2004, we had 7 contracts outstanding for the purchase of Japanese yen totaling approximately $4.7 million, which mature through May 10, 2005.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the translation of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. Because we have no variable interest rate debt outstanding at December 31, 2004, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percent increase in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of December 31, 2004, we held cash, cash equivalents and current marketable securities of $43.7 million. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income related to our cash, cash equivalents and marketable securities of approximately $0.4 million, assuming our December 31, 2004 balances remained constant. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair market value of our cash and cash equivalents.

As of December 31, 2004, we held long-term fixed rate investments of $2.8 million that consisted of municipal and corporate notes and money market securities. An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. Declines in interest rates over time would reduce our interest income from our long-term investments, as it is re-invested at current market interest rates.

Item 8.            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV.  Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2004 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Revenue	$12,041	$12,140	$12,818	$13,557
Gross margin	4,457	4,748	5,042	5,857
Net income (loss)	(642)	(359)	(67)	619
Accretion of redeemable stock and loss on redemption	90	91	91	311
Net income (loss) attributed to common shareholders	(732)	(450)	(158)	308
Basic net loss per share	(0.14)	(0.09)	(0.03)	0.06
Diluted net loss per share	(0.14)	(0.09)	(0.03)	0.05

2004
Revenue	$13,834	$15,120	$17,059	$18,402
Gross margin	5,880	6,547	7,640	8,656
Net income (loss)	373	1,239	1,428	1,667
Accretion of redeemable stock	38	37	38	—
Net income (loss) attributed to common shareholders	335	1,202	1,390	1,667
Basic net income (loss) per share	0.07	0.23	0.27	0.27
Diluted net income (loss) per share	0.05	0.15	0.17	0.19

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management of Cascade Microtech, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability and fair presentation of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

All internal control systems, no matter how well designed, have inherent limitations.  Because of these inherent limitations, even those systems determined to be effective can provide only reasonable assurance that misstatements with respect to financial reporting and financial statement preparation will be detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2005 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2004 pursuant to Regulation 14A.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers is included under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Financial Expert,” “Audit Committee Report” and “Code of Ethics” in our definitive proxy statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Director Compensation,” “Executive Compensation” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Compensation Committee Interlocks and Insider Participation,” “Stock Performance Graph” in our definitive proxy statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under “Ratification of Appointment of Independent Auditors” in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Redeemable Stock and Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Report of KPMG LLP on Schedule II – Valuation and Qualifying Accounts

Schedule II – Valuation and Qualifying Accounts

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.  Exhibit numbers marked with an asterisk (*) represent management or compensatory arrangements.

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.
3.2	Restated Bylaws of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-1, File No. 333-47100.
3.3	Form of Second Amended and Restated Bylaws of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, File No. 333-113256.
4.1	Reference is made to Exhibit 3.1
4.2	Investor Rights’ Agreement for Series C Preferred Stock Investors, dated December 16, 1999. Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1, File No. 333-47100.
10.1*

Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-47100.

10.2*	Cascade Microtech, Inc. 1993 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-47100.
10.3*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-113256.
10.4*	Cascade Microtech, Inc. 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-113256.
10.5*	Employment Agreement of Eric Blachno. Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, File No. 333-113256.
10.6	Employment Agreement of Steven Sipowicz. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-113256.
10.7

Lease Agreements I and II between Amberjack, Ltd. and Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-47100.

10.8

Lease Agreement between Bermuda Trust (Singapore) Limited and Cascade Microtech, Inc. commencing December 12, 2003. Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-113256.

10.9

Patent License Agreement between Micronics Japan Co., Ltd, Hewlett Packard Japan, Ltd., and Cascade Microtech Japan, Inc. dated July 28, 1997. Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-47100.

10.10

Stock Sale and Note Purchase Agreement between Cascade Microtech, Inc. and Teachers Insurance and Annuity Association of America, dated December 29, 2003. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-113256.

10.11	Senior Unsecured Note due December 29, 2006. Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-113256.
10.12

Purchase Agreement between Intel Corporation and Cascade Microtech, Inc., dated April 12, 2003. Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, File No. 333-113256.

10.13	Cascade Microtech, Inc. 2005 Incentive Compensation Plan for the Six-Month Period Ending June 30, 2005. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 17, 2005.
14	Code of Ethics
21	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, File No. 333-113256.
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ ERIC W. STRID
Eric W. Strid Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 29, 2005.

SIGNATURE	TITLE

/s/ ERIC W. STRID	Chairman of the Board, President
Eric W. Strid	and Chief Executive Officer (Principal Executive Officer)

/s/ STEVEN SIPOWICZ	Chief Financial Officer and Treasurer
Steven Sipowicz	(Principal Financial and Accounting Officer)

/s/ K. REED GLEASON	Vice President of Advanced Development and
K. Reed Gleason	Director

/s/ KEITH BARNES	Director
Keith Barnes

/s/ F. PAUL CARLSON	Director
F. Paul Carlson

/s/ GEORGE P. O’LEARY	Director
George P. O’Leary

/s/ WILLIAM R. SPIVEY	Director
William R. Spivey

/s/ RAYMOND A. LINK	Director
Raymond A. Link

Report of Independent Registered Public Accounting Firm

The Board of Directors
Cascade Microtech, Inc.

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, redeemable stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Portland, Oregon
February 11, 2005

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$2,033	$3,461
Short-term marketable securities	41,714	7,256
Accounts receivable, net of allowances of $86 and $101	13,640	10,603
Inventories, net	10,180	8,065
Prepaid expenses and other	1,579	765
Deferred income taxes	1,552	1,453
Total Current Assets	70,698	31,603

Long-term marketable securities	2,779	—
Fixed assets, net	4,008	4,866
Deferred income taxes	65	4
Other assets, net	1,466	1,293
Total Assets	$79,016	$37,766

Liabilities, Redeemable Stock and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt and capital leases	$21	$2,043
Accounts payable	3,951	2,822
Deferred revenue	579	276
Accrued liabilities	2,609	2,047
Total Current Liabilities	7,160	7,188

Long-term debt and capital leases	14	5,038
Deferred revenue	282	411
Other long-term liabilities	1,372	1,585
Total Liabilities	8,828	14,222

Commitments and Contingencies (Note 16)

Redeemable Stock:
Common stock, $0.01 par value. 100,000 shares authorized, 0 shares and 442 shares issued and outstanding at December 31, 2004 and 2003	—	584
Shareholders’ Equity:
Convertible preferred stock:
Series A, $0.01 par value. Authorized, issued and outstanding 0 shares and 1,337 shares at December 31, 2004 and 2003	—	13
Series B, $0.01 par value. Authorized, issued and outstanding 0 shares and 1,009 shares at December 31, 2004 and 2003	—	10
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 10,864 and 4,653 at December 31, 2004 and 2003	109	47
Additional paid-in capital	55,402	13,335
Deferred stock-based compensation	(310)	(902)
Accumulated other comprehensive income (loss) - unrealized holding gains (losses) on investments	(17)	6
Retained earnings	15,004	10,451
Total Shareholders’ Equity	70,188	22,960
Total Liabilities, Redeemable Stock and Shareholders’ Equity	$79,016	$37,766

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002

Revenue	$64,415	$50,556	$51,107

Cost of sales	35,625	30,433	33,357
Deferrred stock-based compensation	67	19	6
Gross profit	28,723	20,104	17,744

Operating expenses:
Research and development (excludes $30, $15 and $9, respectively, of amortization of deferred stock-based compensation)	5,651	5,407	6,265
Selling, general and administrative (excludes $229, $143 and $(23), respectively, of amortization of deferred stock-based compensation)	16,602	15,293	16,180
Deferred stock compensation	259	158	(14)
	22,512	20,858	22,431

Income (loss) from operations	6,211	(754)	(4,687)

Other income (expense):
Interest income	133	164	350
Interest expense	(465)	(1)	(3)
Other, net	215	390	38
	(117)	553	385

Income (loss) before income taxes	6,094	(201)	(4,302)
Provision (benefit) for income taxes	1,387	248	(2,244)
Net income (loss)	4,707	(449)	(2,058)
Accretion of redeemable stock and loss on redemption	113	583	362
Net income (loss) attributed to common shareholders	$4,594	$(1,032)	$(2,420)

Basic net income (loss) per share attributed to common shareholders	$0.84	$(0.20)	$(0.48)

Diluted net income (loss) per share attributed to common shareholders	$0.56	$(0.20)	$(0.48)

Shares used in per share calculations:
Basic	5,439	5,089	5,015
Diluted	8,452	5,089	5,015

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.
Consolidated Statements of Redeemable Stock and Shareholders’ Equity
For The Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Redeemable Stock
	Convertible Preferred
	Stock and Warrant		Common Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	1,250	$10,280	494	$584	2,346	$23	4,539	$45
Common stock issued	—	—	—	—	—	—	33	—
Common stock repurchased	—	—	(22)	(150)	—	—	(35)	—
Accretion of common stock redemption	—	—	—	150	—	—	—	—
Accretion of preferred stock redemption	—	212	—	—	—	—	—	—
Expiration of stock warrant unexercised	—	(924)	—	—	—	—	—	—
Notes receivable payment	—	—	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation, net	—	—	—	—	—	—	—	—
Unrealized holding loss on investments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2002	1,250	9,568	472	584	2,346	23	4,537	45

Common stock issued	—	—	—	—	—	—	148	2
Common stock repurchased	—	—	(30)	(150)	—	—	(32)	—
Accretion of common stock redemption	—	—	—	150	—	—	—	—
Accretion of preferred stock redemption	—	214	—	—	—	—	—	—
Conversion of preferred stock to debt and loss on redemption	(1,250)	(9,782)	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation, net	—	—	—	—	—	—	—	—
Unrealized holding loss on investments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2003	—	—	442	584	2,346	23	4,653	47

Common stock issued	—	—	—	—	—	—	146	2
Common stock issued in IPO, net of IPO costs of $4,572	—	—	—	—	—	—	3,300	33
Common stock repurchased	—	—	(16)	(150)	—	—	(7)	—
Accretion of common stock redemption	—	—	—	113	—	—	—	—
Amortization of deferred stock-based compensation, net	—	—	—	—	—	—	—	—
Termination of the redemption feature of the redeemable common stock	—	—	(426)	(547)	—	—	426	4
Conversion of all outstanding shares of our convertible preferred stock into common stock	—	—	—	—	(2,346)	(23)	2,346	23
Tax benefit of stock option exercises	—	—	—	—	—	—	—	—
Unrealized holding loss on investments	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—
Balance at December 31, 2004	—	$—	—	$—	—	$—	10,864	$109

			Notes
		Deferred	Receivable	Accumulated
	Additional	Stock-	for	Other		Total
	Paid-In	Based	Common	Comprehensive	Retained	Shareholders’
	Capital	Comp.	Stock	Income(Loss)	Earnings	Equity
Balance at December 31, 2001	$11,428	$(158)	$(153)	$68	$14,179	$25,432
Common stock issued	31	—	—	—	—	31
Common stock repurchased	(30)	—	—	—	(209)	(239)
Accretion of common stock redemption	—	—	—	—	(150)	(150)
Accretion of preferred stock redemption	—	—	—	—	(212)	(212)
Expiration of stock warrant unexercised	924	—	—	—	—	924
Notes receivable payment	—	—	153	—	—	153
Deferred stock-based compensation	(107)	107	—	—	—	—
Amortization of deferred stock-based compensation, net	—	(8)	—	—	—	(8)
Unrealized holding loss on investments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(2,058)	(2,058)
Balance at December 31, 2002	12,246	(59)	—	43	11,550	23,848

Common stock issued	161	—	—	—	—	163
Common stock repurchased	(92)	—	—	—	(67)	(159)
Accretion of common stock redemption	—	—	—	—	(150)	(150)
Accretion of preferred stock redemption	—	—	—	—	(214)	(214)
Conversion of preferred stock to debt and loss on redemption	—	—	—	—	(219)	(219)
Deferred stock-based compensation	1,020	(1,020)	—	—	—	—
Amortization of deferred stock-based compensation, net	—	177	—	—	—	177
Unrealized holding loss on investments	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(449)	(449)
Balance at December 31, 2003	13,335	(902)	—	6	10,451	22,960

Common stock issued	166	—	—	—	—	168
Common stock issued in IPO, net of IPO costs of $4,572	41,628	—	—	—	—	41,661
Common stock repurchased	(7)	—	—	—	(41)	(48)
Accretion of common stock redemption	—	—	—	—	(113)	(113)
Amortization of deferred stock-based compensation, net	(265)	592	—	—	—	327
Termination of the redemption feature of the redeemable common stock	543	—	—	—	—	547
Conversion of all outstanding shares of our convertible preferred stock into common stock	—	—	—	—	—	—
Tax benefit of stock option exercises	2	—	—	—	—	2
Unrealized holding loss on investments	—	—	—	(23)	—	(23)
Net income	—	—	—	—	4,707	4,707
Balance at December 31, 2004	$55,402	$(310)	$—	$(17)	$15,004	$70,188

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$4,707	$(449)	$(2,058)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,031	2,230	2,218
Amortization of deferred stock-based compensation, net	326	177	(8)
Loss on disposal of fixed assets	9	11	17
Gain on marketable securities	—	(3)	(29)
Deferred income taxes	(160)	(295)	(205)
Tax benefit of stock option exercises	2	—	—
(Increase) decrease in:
Accounts receivable, net	(3,037)	(1,284)	755
Inventories	(2,115)	1,343	(343)
Prepaid expenses and other	(814)	1,464	(232)
Increase (decrease) in:
Accounts payable	1,129	(88)	577
Deferred revenue	174	287	120
Accrued and other long-term liabilities	349	192	(1,103)
Net cash provided by (used in) operating activities	2,601	3,585	(291)

Cash flows from investing activities:
Purchase of marketable securities	(46,583)	(7,911)	(12,381)
Proceeds from sale of marketable securities	9,379	9,513	11,795
Purchase of fixed assets	(926)	(759)	(1,765)
Proceeds from disposal of fixed assets	—	7	14
Investment in patents and other assets	(484)	(342)	(303)
Net cash provided by (used in) investing activities	(38,614)	508	(2,640)

Cash flows from financing activities:
Principal payments on capital lease obligations	(46)	(24)	(15)
Principal payments on long-term debt	(7,000)	—	(104)
Cash paid upon redemption of Series C preferred stock	—	(3,000)	—
Proceeds from issuance of common stock in IPO, net of offering costs of $4,572	41,661	—	—
Proceeds from other issuances of common stock, net	168	163	31
Payments to repurchase common stock	(198)	(309)	(389)
Payment of notes recivable for common stock	—	—	153
Net cash provided by (used in) financing activities	34,585	(3,170)	(324)

Increase (decrease) in cash and cash equivalents	(1,428)	923	(3,255)

Cash and cash equivalents:
Beginning of year	3,461	2,538	5,793
End of year	$2,033	$3,461	$2,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$480	$1	$3
Cash paid for income taxes, net	2,893	99	857

Noncash investing and financing activities:
Reversal of deferred stock compensation	$265	$21	$—
Equipment acquired under capital lease	—	59	—
Note issued upon redemption of Series C preferred stock	—	7,000	—
Termination of redemption feature on redeemable common stock	547	—	—
Conversion of convertible preferred stock to common stock	23	—	—

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.
Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Our products are involved in the development, manufacturing and selling of wafer probing solutions for the electrical measurement and test of integrated circuits, or ICs. We design, manufacture and assemble products in Beaverton, Oregon, with global sales, service and support centers in North America, Europe, Japan and Singapore.

Principles of Consolidation

The consolidated financial statements include the accounts of Cascade Microtech, Inc. and its wholly owned subsidiaries, Cascade Microtech Foreign Sales Inc., Cascade Microtech Japan, K.K. and Cascade Microtech Europe, Ltd. All significant intercompany accounts and transactions have been eliminated.

The functional currency of our foreign subsidiaries is the U.S. dollar. Nonmonetary balance sheet items are remeasured at historical rates and monetary balance sheet items are remeasured at current rates. Exchange gains and losses from remeasurement of monetary assets and liabilities are recognized currently in our consolidated statements of operations.

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the periods presented. Significant estimates include allowances for doubtful accounts, inventory valuation, the lives and recoverability of equipment and other long-lived assets, warranty reserves and deferred tax asset valuation allowances. We regularly assess these estimates and, while actual results may differ, management believes that the estimates are reasonable.

Cash Equivalents

Cash equivalents of $1.0 million and $237,000 at December 31, 2004 and 2003, respectively, consist of money market funds, which are stated at cost, which approximates market value. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Letter of Credit

At December 31, 2004, we had an unused $150,000 standby letter of credit to be utilized in the event a customer requires certain guarantees. This letter of credit is collateralized by $150,000 of our cash and cash equivalents and expires August 14, 2005.

Marketable Securities

We classify our marketable securities as available-for-sale and, accordingly, record them at current market value. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Trade Accounts Receivable

Trade accounts receivable are recorded at their invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine our allowance for doubtful accounts utilizing historical collection percentages considering the aging of the accounts and known trends with current customers, including recent significant changes in their financial position.

The provision for doubtful accounts totaled $15,000, $6,000 and $152,000, respectively, in 2004, 2003 and 2002. The $152,000 provision in 2002 includes the write-off of one customer’s account in the amount of $146,000, as a result of its filing for bankruptcy. Other than this one account, write-offs have historically been insignificant.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. We analyze the cost basis of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of our capital lease obligations approximate carrying value as such instruments’ stated interest rates do not differ significantly from current market rates. There was no public trading market for our long-term, fixed rate debt, and we believed that the interest rate being paid on the debt approximated rates we would have been able to achieve in the market. Accordingly, the fair value of our long-term fixed rate debt approximated market at December 31, 2003.

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is primarily provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter.

Other Assets

Other assets, which consist primarily of patents and trademarks, are stated at historical cost less accumulated amortization and reserve. Capitalized patent costs relate to legal fees incurred to obtain the patents. Costs incurred for patent related litigation are expensed as incurred. The intangible assets are amortized using the straight-line method over estimated useful lives of five to seven years.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. We did not record any impairment charges against our long-lived assets during 2004, 2003 or 2002.

Revenue Recognition

We sell or deliver our products to the end-user through distributors, manufacturers’ representatives and integrators:

•                  distributors purchase our products directly from us and pay us directly according to our standard terms and conditions. They then resell the products to end users at prices and terms set by them;

•                  manufacturers’ representatives are independent companies that agree to sell our products at our prices and on our terms and they are paid a commission based on a percentage of their sales of our products; and

•                  integrators design and assemble application specific measurement solutions consisting of products from two or more companies. They typically do not purchase our products directly from us. The end user is billed directly and is liable to us for the purchase of the products. The integrator is paid a fee by the end user.

Revenue from product sales to customers that do not have special acceptance criteria, including product sales to distributors and manufacturers’ representatives, is recognized when a written purchase order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectibility is reasonably assured. Generally, we ship our products FOB shipping point. For any shipments with FOB destination terms, we defer revenue until delivery to the customer. Revenue from customers who have special acceptance criteria is not recognized until all acceptance criteria are satisfied. Revenue for installation services, consisting of assembly and testing, is recognized when the services are performed.

Our transactions may involve the sale of systems and services under multiple element arrangements. A typical multiple element arrangement may include some or all of the following: product shipments, accessories, installation services or extended warranty contracts. For any arrangements with multiple elements, we recognize revenue only after we have determined that elements with stand alone value have been delivered to customers and any undelivered elements have objective and reliable evidence of fair value.

We record deferred revenue for service contracts and for custom engineering probe stations and other systems requiring special acceptance criteria from the customer. Deferred revenue related to service contracts is recognized over the life of the contract, typically one to two years. For systems shipped to integrators, no revenue is recognized until shipment to the end user. Deferred revenue related to shipped systems requiring acceptance by the customer is recognized upon receipt of such acceptance.

Significant Customers

No customers in 2004 accounted for 10% or more of our total sales.

In 2003, one customer accounted for approximately 11.0% of our total sales and, at December 31, 2003, it represented approximately 2.6% of our accounts receivable balance. In addition, three other customers each accounted for between 6.0% and 8.5% of our accounts receivable balance, for a total of 20.8% of our accounts receivable balance, at December 31, 2003.

No customers in 2002 accounted for 10% or more of our total sales.

Product Warranty

We estimate a liability for costs to repair or replace products under warranties ranging from 90 days to one-year and technical support costs when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs.

Product warranty activity was as follows (in thousands):

Warranty accrual, December 31, 2001	$240
Reductions for warranty charges	(460)
Additions to warranty reserve	409
Warranty accrual, December 31, 2002	189
Reductions for warranty charges	(690)
Additions to warranty reserve	679
Warranty accrual, December 31, 2003	178
Reductions for warranty charges	(452)
Additions to warranty reserve	639
Warranty accrual, December 31, 2004	$365

Advertising

Advertising costs are expensed as incurred and amounted to $7,000, $32,000, and $54,000 in 2004, 2003, and 2002, respectively.

Research and Development

Research and development costs are expensed as incurred. See Note 10.

Forward Exchange Contracts

We account for forward exchange contracts in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 137 is an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS Nos. 133, 137 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 137 and 138 require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In the past, we have entered into, and we may enter into in the future, forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations on sales denominated in Japanese yen. These foreign exchange contracts are not considered hedges under SFAS No. 138, and as such are recorded at fair value on the balance sheet with any changes in fair value included as other income (expense), net on our statements of operations. At December 31, 2004 and 2003, we had $4.7 million and $0, respectively, of forward exchange contracts outstanding. The estimated fair value of the contracts outstanding at December 31, 2004 was $4.9 million.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Accordingly, deferred income taxes are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method and assumed conversions of preferred stock, if dilutive. In addition, upon assumed conversion of the preferred stock, the accretion of redeemable stock is added back to net income. Accordingly, the net income used for calculating net income per share for 2004 is $4.7 million.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

Year Ended December 31,	2004	2003	2002
Shares used to calculate basic earnings per share	5,439	5,089	5,015

Dilutive effect of:
Outstanding stock options	776	—	—
Outstanding warrants	—	—	—
Redeemable and convertible preferred stock	2,237	—	—
Shares used to calculate diluted earnings per share	8,452	5,089	5,015

Dilutive securities not considered as they would have been antidilutive:
Outstanding stock options	273	1,773	1,826
Outstanding warrants	—	—	25
Redeemable and convertible preferred stock	—	2,346	3,596
	273	4,119	5,447

Stock-Based Compensation

We account for stock options issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

Year Ended December 31,	2004	2003	2002
Net income (loss) attributed to common shareholders, as reported	$4,594	$(1,032)	$(2,420)
Add stock-based compensation included in reported net income (loss), net of tax	252	105	(4)
Fair value of stock-based employee compensation, net of tax	(1,585)	(657)	(504)
Net income (loss), pro forma	$3,261	$(1,584)	$(2,928)

Net income (loss) per share – basic, as reported	$0.84	$(0.20)	$(0.48)
Net income (loss) per share – basic, pro forma	$0.60	$(0.31)	$(0.58)

Net income (loss) per share – diluted, as reported	$0.56	$(0.20)	$(0.48)
Net income (loss) per share – diluted, pro forma	$0.40	$(0.31)	$(0.58)

To determine stock-based compensation included in reported net income (loss), net of tax, we used a tax rate approximating our effective tax rate of 22.8% for 2004 and 52.2% for 2002. For 2003, we used a statutory tax rate of 40% due to the significant variance in our effective tax rate from the statutory tax rate.

Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans, an Interpretation of APB Opinion No. 15 and 25” (“FIN 28”).

Using the Black-Scholes methodology, the total value of stock awards and options granted during 2004, 2003 and 2002 was $3.0 million, $1.1 million and $0.8 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options, typically five years. The per share weighted average fair value of stock options granted during the years ended December 31, 2004, 2003, and 2002 was $7.39, $3.40 and $4.32, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year ended December 31,	2004	2003	2002
Expected life in years	6 years	6 years	6 years
Risk-free interest rate	3.60%	3.27%	3.03%
Expected volatility	68.4%	70.0%	70.0%
Expected dividend yield	0.0%	0.0%	0.0%

We account for stock options issued to consultants and other service providers pursuant to SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With, Selling Goods or Services.” Accordingly, the value of the stock options is determined based on the fair value of the services or other consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The value is recognized as expense over the period the service is provided or upon receipt of the other consideration. There were no stock options granted to consultants or other service providers during 2004, 2003 or 2002.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  We are required to adopt SFAS No. 123R in the third quarter of 2005, beginning July 1, 2005.  Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the adoption method to be used at the date of adoption. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our results of operations.  We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Comprehensive Income

We have adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners, such as capital contributions and dividends. Unrealized holding gains and losses on our available-for-sale marketable securities are included as a separate component of shareholders’ equity until realized. The differences between net income (loss) and comprehensive income (loss) for the periods presented are not material.

Reclassifications

Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation, including the reclassification of certain investments from cash and cash equivalents to available-for-sale short-term marketable securities.

Certain Risks and Uncertainties

Our future operating results and financial condition are subject to influences driven by rapid technological changes, a highly competitive industry, a lengthy sales cycle, and the cyclical nature of general economic conditions. Future operating results will depend on many factors, including demand for our products, the introduction and industry acceptance of new products and the level and timing of available shippable orders and backlog.

In addition, we rely on several suppliers to provide certain key components used in our products. Some of these items are available from only one supplier or a limited group of suppliers. Any disruption in the availability and delivery of these items could materially adversely affect our revenues.

Segment Reporting

We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon the requirements of SFAS No. 131, we have determined that we operate in two business segments: the Engineering Products Division (“EPD”) and the Pyramid Probe Division (“PPD”). Our engineering probe stations, analytical probes, probing accessories and application software are sold through EPD. Our production probe cards are sold through PPD.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  While we have not completed our analysis of the impact of SFAS No. 151, we do not currently believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flow.

FSP No. 109-2

In December, 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, we do not expect that these provisions will have a material impact on our financial position, results of operations or cash flow. Accordingly, as provided for in FSP No. 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

NOTE 3.  MARKETABLE SECURITIES

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, we have classified our marketable securities as available for sale securities and have recorded them at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity. Certain information regarding our marketable securities is as follows (in thousands):

December 31,	2004	2003
Fair market value:
Municipal obligations	$38,325	$4,765
Agency discount notes	4,960	1,495
Government securities	1,208	—
Corporate obligations	—	996
	$44,493	$7,256
Cost:
Municipal obligations	$38,327	$4,761
Agency discount notes	4,967	1,495
Government securities	1,216	—
Corporate obligations	—	994
	$44,510	$7,250

Fair market value by maturity:
Within one year	$41,714	$7,256
One to two years	2,779	—
	$44,493	$7,256

Gross unrealized holding gains (losses):
Municipal obligations	$(2)	$4
Agency discount notes	(7)	—
Government securities	(8)	—
Corporate obligations	—	2
	$(17)	$6

Year Ended December 31,	2004	2003	2002
Proceeds from sales	$9,379	$9,513	$11,795
Gross realized gains on sales	$—	$3	$32
Gross realized losses on sales	$—	$—	$3

We use the specific identification method for determining gains and losses on our marketable securities.

NOTE 4.  INVENTORIES

Inventories consist of the following (in thousands):

December 31,	2004	2003
Raw materials	$4,665	$3,384
Work-in-process	1,548	660
Finished goods	3,967	4,021
	$10,180	$8,065

NOTE 5.  FIXED ASSETS

Fixed assets consist of the following (in thousands):

December 31,	2004	2003
Equipment	$12,342	$12,118
Leasehold improvements	2,833	2,622
	15,175	14,740
Less accumulated depreciation	(11,167)	(9,874)
	$4,008	$4,866

Depreciation expense was $1.8 million, $1.9 million and $1.9 million, respectively, in 2004, 2003 and 2002.

NOTE 6.  OTHER ASSETS

Included in other long-term assets on our balance sheet are patents. The gross amount of patents and the related accumulated amortization were as follows (in thousands):

	December 31,
	2004	2003
Patents	$3,435	$3,033
Accumulated amortization	(2,251)	(2,023)
	$1,184	$1,010

Amortization expense totaled $255,000, $341,000 and $260,000, respectively, in 2004, 2003 and 2002.

Amortization of the patents is as follows over the next five years (in thousands):

2005	$210
2006	168
2007	145
2008	95
2009	50
Thereafter	516

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued compensation and benefits	$1,527	$1,068
Income taxes payable	152	352
Accrued warranty	365	178
Other	565	449
	$2,609	$2,047

NOTE 8.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

In December 2003, in conjunction with the redemption of our Series C convertible preferred stock (“Series C”) (see Note 12), we issued a $7.0 million senior unsecured note payable to Teachers Insurance and Annuity Association—College Retirement Equity Fund (the “Note”). The Note was scheduled to accrue interest at 6.0% per annum through December 31, 2004, 8.0% per annum during 2005 and 10% per annum during 2006, with interest payable quarterly. Principal payments were due quarterly, with $500,000 due each quarter of 2004 and $625,000 due each quarter thereafter through December 2006. However, we prepaid the Note in full, without penalty, in December 2004.

Long-term debt and capital lease obligations consist of the following (dollars in thousands):

	December 31,
	2004	2003
Obligations under capital leases at interest rates ranging from 1.375% to 1.70%, due in monthly installments of $2 including interest through November 2006	$35	$81
Senior Unsecured Note	—	7,000
	35	7,081
Current portion of long-term debt and capital lease obligations	(21)	(2,043)
	$14	$5,038

Future maturities of the capital leases are as follows (in thousands):

Year ending December 31,
2005	$21
2006	14
$35

NOTE 9. INCOME TAXES

Domestic and foreign pre-tax income (loss) is as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Domestic	$6,161	$(1,126)	$(4,236)
Foreign	(67)	925	(66)
	$6,094	$(201)	$(4,302)

The provision (benefit) for income taxes consists of the following (in thousands):

Year ended December 31,	2004	2003	2002
Current:
Federal	$1,318	$147	$(1,671)
State	90	11	(406)
Foreign	139	385	38
Total current	1,547	543	(2,039)

Deferred:
Federal	(188)	(463)	150
State	17	291	(315)
Foreign	11	(123)	(40)
Total deferred	(160)	(295)	(205)
Provision (benefit) for income taxes	$1,387	$248	$(2,244)

The provision (benefit) for income taxes varies from the amounts computed by applying the Federal statutory rate to income (loss) before income taxes as follows (in thousands):

Year ended December 31,	2004	2003	2002
Federal income tax (benefit) computed at statutory rates	$2,072	$(68)	$(1,463)
Extraterritorial income exclusion tax benefit	(340)	(95)	(273)
Difference in foreign tax rate	34	(40)	48
State income taxes, net of federal benefit	172	(48)	(423)
Deferred stock-based compensation	92	46	(3)
Tax credits (R&D and foreign tax credit)	(848)	(467)	(741)
Changes in valuation allowance	35	781	978
Other	170	139	(367)
Provision (benefit) for income taxes	$1,387	$248	$(2,244)

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2004	2003
Current deferred tax assets:
Reserves and allowances	$314	$215
Inventory reserves	651	610
Accrued vacation	252	174
Deferred intercompany profit	159	221
Other current deferred tax assets	177	233
Total current deferred tax assets	1,553	1,453

Non-current deferred tax assets:
Retirement allowance	211	204
State net operating loss carryforwards	139	255
State research tax credits	1,274	1,501
Foreign tax credits	377	—
Other non-current deferred tax assets	335	201
Valuation allowance	(1,794)	(1,759)
Total non-current deferred tax assets	542	402

Non-current deferred tax liabilities:
Patents	478	398
Net deferred tax assets	$1,617	$1,457

During 2004, we reversed $726,000 of a previously recorded valuation allowance against our deferred tax assets based on our 2004 performance. The reversal primarily relates to research and experimentation credits and state net operating loss carryforwards that we now expect to be able to utilize based on 2004 income. In 2004, we increased our valuation allowance to $1.8 million for foreign tax credits and state research and experimentation credits. The net increase in the total valuation allowance was $35,000, $781,000 and $978,000, respectively, in 2004, 2003 and 2002. We determined that the valuation allowance was necessary as estimated future taxable income to be generated for tax purposes may not be enough to realize the remaining credit carryforwards prior to their expiration date. Although realization of the remaining net deferred tax assets is not assured, we believe that it is more likely than not that net deferred tax assets without a valuation allowance will be realized.  We consider projected future taxable income, the scheduled reversal of deferred tax liabilities and tax planning strategies when making this assessment.

We have state and foreign net operating loss carryforwards, foreign tax credits and state research and experimentation credit carryforwards of approximately $768,000, $377,000 and $1.3 million, respectively, at December 31, 2004 to offset against future taxable income. These carryforwards expire beginning 2006 through 2024.

Tax expense, net of associated tax credits for taxes paid in Japan of $41,000, was recognized on the declaration of a $1.5 million dividend from our Japanese subsidiary and is reflected in the tax provision for 2004.  We have not provided for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the U.S.  Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2004, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $2.0 million.

A provision of the Internal Revenue Code requires the utilization of net operating losses and research and experimentation credits be limited when we have a change in ownership of more than 50%.  We believe that such a change occurred with the issuance of common stock in our initial public offering (“IPO”) in December 2004. Accordingly, the utilization of the net operating loss and credit carryforwards generated from periods prior to December 2004 may be limited in the timing of their utilization.

NOTE 10. RESEARCH AND DEVELOMENT AGREEMENT WITH KEY CUSTOMER

In 2002, we entered into a cooperative research and development agreement with a key customer. Pursuant to the terms of the agreement, this customer was to reimburse us for certain research and development work performed in relation to the development of certain probes. Accordingly, in 2004, 2003 and 2002, we received $94,000 $248,000 and $90,000, which is netted with research and development expense on our consolidated statements of operations.

NOTE 11. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (in thousands):

Year ended December 31,	2004	2003	2002
Gain on investments, net	$—	$3	$29
Gains (losses) related to foreign currency hedges	74	49	(324)
Translation related foreign currency gains	132	318	304
Other	9	20	29
	$215	$390	$38

NOTE 12. CONVERSION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

In 1999, we designated 1.5 million shares of authorized preferred stock as Series C redeemable convertible preferred stock (Series C). In December 2003, all of the Series C was redeemed at a price of $8.00 per share in exchange for a $7.0 million note and $3.0 million of cash. Upon redemption of the Series C, the related unaccreted costs of $219,000 were recorded as a loss on redemption. See also Note 8.

NOTE 13.  SHAREHOLDERS’ EQUITY

Public Sale of Common Stock

We completed our IPO of 3.3 million shares of our common stock in December 2004 for net proceeds of $41.7 million. Offering costs of $4.6 million were offset against the proceeds. Upon completion of the IPO, all of the then outstanding shares of Series A and Series B automatically converted to a total of 2,346,486 shares of our common stock, and the common stock put agreement with one of our founders expired. Accordingly, the remaining $547,000 related to the put agreement was reclassified to common stock. In addition, our authorized common stock increased from 12 million shares to 100 million shares.

Registration Rights

Upon completion of our IPO, certain holders of shares of common stock have registration rights, including the right to require us to register the sale of their shares and the right to include their shares in public offerings we undertake in the future. We registered all shares of common stock that are issuable under our stock option plans and employee stock purchase plan, and they may be freely sold in the public market, subject to certain lock-up restrictions.

Repurchase Option

We or our designee had the option to repurchase all shares held by any shareholder that such shareholder proposed to sell, assign, pledge, encumber, transfer, or otherwise dispose of for value to a competitor. Such repurchases were at the same terms and conditions specified in a bona fide third party offer for any or all of such securities. The repurchase option lapsed upon our IPO. We repurchased the following shares pursuant to this repurchase option during the periods indicated (including shares repurchased pursuant to the Stock Put Agreement described below):

Year Ended December 31,	2004	2003	2002
Number of shares repurchased	23,562	61,776	56,940
Weighted average per share purchase price	$8.40	$5.00	$6.84

Stock Put Agreement

We had a common stock put agreement with one of our original founders. As part of the agreement, at the founder’s annual option on or before July 1, we were required to purchase common shares valued at up to $150,000 based on our last annual valuation. Additional common shares could be purchased at our discretion if so agreed to by the founder.  In 2004, we purchased 15,790 shares at $9.50 per share.  In 2003, we repurchased 30,000 shares at $5.00 per share and in 2002, we purchased 21,428 shares at $7.00 per share.  This agreement terminated upon our IPO in December 2004.

Common Stock Warrant

In 1998, we issued a warrant for the purchase of 15,000 shares of our common stock at $3.80 per share. The warrant entitled the holder to additional shares upon the satisfaction of certain conditions, as defined in the agreement. During 1999, one such condition was satisfied, increasing the number of shares eligible for purchase under the warrant to 25,000. In December 2003, we issued 18,091 shares of our common stock upon the exercise of a portion of the warrants in exchange for $57,000 of cash and the surrender of the remaining warrants to purchase 6,909 shares of our common stock. The fair value of the initial 15,000 shares and the additional 10,000 shares under the warrant was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield; risk-free interest rates of 4.45% and 6.19%, respectively; expected volatility of 81%; and contractual lives of 5.0 and 4.5 years, respectively. The fair value of these warrants is not material to the financial statements.

Notes Receivable for Common Stock

We have sold shares of common stock for notes receivable. The notes were due and payable at various dates and bore interest at various rates. The notes were full recourse notes and were partially secured by the shares of common stock issued thereunder.  During 2002, the notes were paid in full.

Stock Option Plans

Our stock incentive plans include our 1993 Stock Incentive Plan (the “1993 Plan”) and our 2000 Stock Incentive Plan (the “2000 Plan”) (together, the “Plans”) and provide for the granting to employees of either incentive stock options or nonqualified stock options. Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The terms of options granted under the Plans is 10 years, and the right to exercise options granted generally vests 20% each year, with varying initial holding periods. The 1993 Plan expired during 2003 and any remaining unissued options were canceled. The 2000 Plan expires October 15, 2010. In addition, options currently outstanding under the 1993 Plan will not be available for reissuance upon cancellation. We have authorized a total of 1.8 million shares of common stock for issuance under the 2000 Plan.

At December 31, 2004, 611,417 shares were available for future grants, and we had 2,549,505 shares of our common stock reserved for future issuance under the Plans. Stock option activity for each of the years in the three-year period ended December 31, 2004 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,857,097	$3.94
Granted	227,200	5.55
Exercised	(33,367)	(0.92)
Forfeited	(225,265)	(5.63)
Outstanding at December 31, 2002	1,825,665	3.98
Granted	380,450	5.26
Exercised	(130,397)	(0.81)
Forfeited	(302,223)	(3.82)
Outstanding at December 31, 2003	1,773,495	4.52
Granted	496,250	11.71
Exercised	(145,668)	(1.38)
Forfeited	(185,989)	(3.82)
Outstanding at December 31, 2004	1,938,088	$6.65

During 2003, we issued options to purchase 380,450 shares of common stock to our employees and non-employee directors. Due to the difference between the exercise price and the estimated fair value of common stock, approximately $1.0 million of compensation expense is to be amortized over the vesting period of five years. During 2004, we granted options to purchase 496,250 shares of common stock to employees and non-employee directors at fair market value and, therefore, did not record any compensation expense related to these grants.

Stock options granted by quarter were as follows:

Grants made during quarter ended (unaudited)	Number of options granted	Exercise price per share	Fair market value per share	Intrinsic value per share
March 31, 2003	—	$—	$—	$—
June 30, 2003	—	—	—	—
September 30, 2003	181,000	5.00	8.00	3.00
December 31, 2003	199,450	5.50	8.00	2.50
March 31, 2004	11,500	9.50	9.50	—
June 30, 2004	38,500	9.50	9.50	—
September 30, 2004	173,000	9.50	9.50	—
December 31, 2004	273,250	13.52	13.52	—

The fair market value for options granted during 2003 was determined retrospectively based primarily on a negotiated transaction in December 2003. The fair market value for options granted during 2004 was determined contemporaneously by our Board of Directors utilizing an analysis that considers factors such as recent arms-length transactions, our financial condition and recent operating results, our competitive position and future prospects, the value of comparable public companies, the lack of an active public market for our common stock and the likelihood of an initial public offering.

The following information relates to options outstanding and exercisable under the Plans at December 31, 2004:

Options Outstanding
		Weighted		Options Exercisable
Range of exercise price	Number of options	average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average exercise price
$ 1.80 – 2.50	101,500	0.62	$2.18	101,500	$2.18
3.10	305,580	2.33	3.10	305,580	3.10
3.80	160,513	4.32	3.80	160,513	3.80
5.00 – 7.00	874,245	7.41	6.07	485,959	6.20
9.50	223,000	9.55	9.50	—	—
13.52	273,250	8.64	13.52	60,010	13.52
$ 1.50 – 13.52	1,938,088	6.42	$6.65	1,113,562	$5.03

At December 31, 2003 and 2002, 1,028,825 and 1,170,814 options, respectively, were exercisable at weighted average exercise prices of $3.65 per share and $2.87 per share, respectively.

Deferred Stock-Based Compensation

During 2003, we issued 380,450 options to employees and non-employee directors. Due to the difference between the exercise price and the estimated fair value of common stock, approximately $1.0 million of compensation expense is to be amortized over the vesting period of five years. We recognized compensation expense of $326,000 in 2004 and $139,000 in 2003 related to these options. Additionally, in 2003, we recognized the remaining $38,000 in deferred stock-based compensation related to options issued to employees and non-employee directors prior to our attempted public offering in 2000.

Previously recognized compensation expense related to unvested options that are forfeited is reversed in the quarter that the options are forfeited and no future amortization related to the forfeited options is recognized.  Reversals of compensation expense totaled $117,000, $32,000 and $88,000 in 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

In February 2004, our board of directors approved the 2004 Employee Share Purchase Plan (the “2004 ESPP”) and the reservation of 400,000 shares of our common stock thereunder.  The 2004 ESPP consists of consecutive, overlapping offering periods with a new offering period commencing on the first trading day on or after February 1 and August 1 each year (the “Enrollment Date”).  Based on the effective date of our IPO, the first offering period will commence with the first trading day on or after February 1, 2005.  Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which will allow participants to purchase up to 5,000 shares, per offering period, at a purchase price of 85% of the fair market value of a share, of Common Stock on the enrollment date or on the exercise date, whichever is lower.  The exercise date is the last trading day of each offering period.

NOTE 14.  RELATED PARTY TRANSACTIONS

Agilent Technologies

Prior to our IPO, Agilent Technologies held all of the outstanding shares of Series A and 87,500 shares of the Series B.  Upon our IPO, the Series A and Series B were converted into a total of 1,424,819 shares of our common stock and, as of December 31, 2004, Agilent held 798,957 shares of our common stock, which represented approximately 7.4% of our outstanding common stock. Sales to Agilent in 2004, 2003 and 2002 were $2.0 million, $1.3 million and $1.5 million, respectively.  At December 31, 2004 and 2003, $328,000 and $154,000, respectively, was receivable from Agilent and $79,000 and $34,000, respectively, was payable to Agilent. Purchases from Agilent were $327,000, $268,000 and $576,000 in 2004, 2003, and 2002, respectively. In addition, we have obtained a non-exclusive license to use certain patented technology of Agilent (formerly Hewlett-Packard) relating to electrical measurement apparatuses. We paid royalties of $9,000, $22,000 and $24,000 in 2004, 2003 and 2002, respectively, pursuant to this license.

Electroglas, Inc.

Pursuant to a July 1999 license agreement, in 2001, we received $400,000 from Electroglas, Inc., a holder of 505,000 shares of our Series B prior to our IPO. Upon our IPO, the Series B converted into a total of 505,000 shares of our common stock and were sold.  As of December 31, 2004, Electroglas held no shares of our common stock. The July 1999 agreement provided Electroglas an exclusive right to incorporate certain of our technologies into certain products they manufacture in exchange for a royalty. As a result of this license agreement no longer being exclusive, no future royalty payments are expected. In addition, we purchase certain probing equipment from Electroglas, which totaled $2,000, $355,000 and $731,000, respectively, in 2004, 2003, and 2002. Product sales to Electroglas were $38,000, $63,000 and $109,000, respectively, in 2004, 2003 and 2002.  At December 31, 2004 and 2003, $18,000 and zero, respectively, was receivable from Electroglas.  No amounts were payable to Electroglas at either December 31, 2004 or 2003.

NOTE 15.  EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan which allows eligible employees to contribute a certain percentage of their salary. We match 40% of eligible employees’ contributions, up to a maximum of 2% of the employees’ earnings. Our matching contribution for the savings plan was $194,000, $180,000 and $183,000, respectively, in 2004, 2003 and 2002.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Operating Leases and Subleases

We lease office and manufacturing space under operating leases that expire at various dates through 2009. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facility. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,
2005	$2,271
2006	2,292
2007	2,113
2008	1,512
2009	590
Thereafter	—
$8,778

Lease expense was $2.5 million, $2.4 million and $3.1 million, respectively, in 2004, 2003 and 2002.

We plan to sublease certain office space to a third party. During May 2002, we expensed the rental payments for the period of time the building would remain unoccupied and the difference between the expected rental sublease payments and our obligation under the lease. The total amount expensed was $628,000 and is not included in the total lease expense, but is included in the five-year payout table. The balance of the accrual at December 31, 2004 and 2003 was $102,000 and $174,000, respectively, and is included in other long-term liabilities on our consolidated balance sheets.

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 17.  SEGMENT REPORTING AND ENTERPRISE-WIDE DISCLOSURES

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Management evaluates segment performance primarily based on revenue. A limited amount of financial information is prepared for each segment. This information is not prepared in accordance with U.S. generally accepted accounting principles and does not represent the stand-alone performance, revenue, cost of sales, gross profit (loss) or operating results of each segment. In preparing this financial information, certain operating expenses are allocated to the segments based on management estimates, while others are based on specific factors such as headcount. Some operating expenses are not allocated because it is impracticable to do so. For example, certain indirect costs related to the manufacture of key components by PPD on behalf of EPD, have been fully allocated to PPD in the data below. In addition, no adjustments have been made to reflect the sale of these components by PPD to EPD. These factors have a significant impact on the amount of gross profit (loss) and operating income (loss) for each segment.

Assignment of other reasonable allocations to each segment would result in much different segment operating results. We believe that it would not be cost-effective to produce additional timely financial information that would attempt to more closely reflect the economic performance of each segment.

The following tables summarize various financial amounts for each of our business segments from the limited financial information prepared. We do not track our assets on a segment level, and accordingly, that information is not provided. (in thousands):

	EPD	PPD	Total
Year Ended December 31, 2004
Revenue from sales to external customers	$58,467	$5,948	$64,415
Gross profit	27,775	948	28,723
Operating income (loss)	10,202	(3,991)	6,211

Year Ended December 31, 2003
Revenue from sales to external customers	$47,345	$3,211	$50,556
Gross profit (loss)	20,469	(365)	20,104
Operating income (loss)	3,953	(4,707)	(754)

Year Ended December 31, 2002
Revenue from sales to external customers	$48,270	$2,837	$51,107
Gross profit (loss)	19,786	(2,042)	17,744
Operating income (loss)	2,316	(7,003)	(4,687)

As of January 2005, we primarily collect revenue information for each division as the Chief Operating Decision Maker has determined that the additional information previously prepared does not provide useful information upon which to base operating decisions. Accordingly, beginning in the first quarter of 2005, the financial statements may only present revenue data for each segment.

We are not able to provide revenue by product line or group of similar products as it would be impracticable to do so.

Our revenues by geographic area are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Geographic revenues:
United States	$24,762	$24,708	$22,060
Japan	14,909	11,838	11,861
Taiwan	6,853	3,631	6,290
Other	17,891	10,379	10,896
	$64,415	$50,556	$51,107

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area are as follows (in thousands):

	December 31,
	2004	2003
Long-lived assets:
United States	$5,230	$5,809
Japan	225	330
Other	19	20
	$5,474	$6,159

Report of Independent Registered Public Accounting Firm

The Board of Directors

Cascade Microtech, Inc.:

Under date of February 11, 2005, we reported on the consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, redeemable stock and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this Form 10-K for the year ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the years ended December 31, 2004, 2003 and 2002. This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Portland, Oregon
February 11, 2005

SCHEDULE II

Cascade Microtech, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Year Ended December 31, 2002:

Allowance for uncollectible accounts	$95	$152	$6	$(154)	$99
Inventory reserves	$1,318	$672	$—	$(216)	$1,774

Year Ended December 31, 2003:

Allowance for uncollectible accounts	$99	$6	$5	$(9)	$101
Inventory reserves	$1,774	$377	$—	$(412)	$1,739

Year Ended December 31, 2004:

Allowance for uncollectible accounts	$101	$15	$3	$(33)	$86
Inventory reserves	$1,739	$159	$—	$(96)	$1,802

(a) Charges to this account relate to changes in foreign currency exchange rates.

(b) Charges to the accounts included in this column are for the purposes for which the reserves were created.