Form 10-Q
period 2005-03-31
CASCADE MICROTECH INC
filed 2005-05-10
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 000-51072

CASCADE MICROTECH, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0856709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2430 N.W. 206th Avenue Beaverton, Oregon	97006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 601-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares of common stock outstanding as of May 9, 2005 was 10,867,693.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31, 2005	December 31, 2004 (1)
Assets
Current Assets:
Cash and cash equivalents	$1,311	$2,033
Short-term marketable securities	42,182	41,714
Accounts receivable, net	14,905	13,640
Inventories, net	10,828	10,180
Prepaid expenses and other	2,005	1,579
Deferred income taxes	1,776	1,552
Total Current Assets	73,007	70,698

Long-term marketable securities	4,303	2,779
Fixed assets, net	3,786	4,008
Deferred income taxes	229	65
Other assets, net	1,533	1,466
Total Assets	$82,858	$79,016

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt and capital leases	$20	$21
Accounts payable	4,270	3,951
Deferred revenue	578	579
Accrued liabilities	3,813	2,609
Total Current Liabilities	8,681	7,160

Long-term debt and capital leases	8	14
Deferred revenue	307	282
Other long-term liabilities	1,275	1,372
Total Liabilities	10,271	8,828

Shareholders’ Equity:
Common stock	109	109
Additional paid-in capital	55,324	55,402
Deferred stock-based compensation	(269)	(310)
Accumulated other comprehensive loss - unrealized holding losses on investments	(76)	(17)
Retained earnings	17,499	15,004
Total Shareholders’ Equity	72,587	70,188
Total Liabilities and Shareholders’ Equity	$82,858	$79,016

(1) Derived from Cascade Microtech’s audited financial statements as of December 31, 2004.

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2005	2004
Revenue	$18,661	$13,834

Cost of sales	9,490	7,935
Deferrred stock-based compensation	12	19
Gross profit	9,159	5,880

Operating expenses:
Research and development (excludes $4 and $8, respectively, of amortization of deferred stock-based compensation)	1,639	1,389
Selling, general and administrative (excludes $25 and $93, respectively, of amortization of deferred stock-based compensation)	4,599	3,787
Deferred stock compensation	29	101
	6,267	5,277

Income from operations	2,892	603

Other income (expense):
Interest income	212	26
Interest expense	(16)	(131)
Other, net	24	171
	220	66

Income before income taxes	3,112	669
Provision for income taxes	617	296
Net income	2,495	373
Accretion of redeemable stock and loss on redemption	—	38
Net income attributed to common shareholders	$2,495	$335

Basic net income per share attributed to common shareholders	$0.23	$0.07

Diluted net income per share attributed to common shareholders	$0.21	$0.05

Shares used in per share calculations:
Basic	10,864	5,138
Diluted	11,674	8,186

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Quarter Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,495	$373
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	513	497
Amortization of deferred stock-based compensation, net	41	120
Deferred income taxes	(388)	(12)
(Increase) decrease in:
Accounts receivable, net	(1,265)	1,367
Inventories	(648)	(5)
Prepaid expenses and other	(426)	(410)
Increase (decrease) in:
Accounts payable	319	268
Deferred revenue	24	3
Accrued and other long-term liabilities	1,107	503
Net cash provided by operating activities	1,772	2,704

Cash flows from investing activities:
Purchase of marketable securities	(13,158)	(2,974)
Proceeds from sale of marketable securities	11,109	4,365
Purchase of fixed assets	(207)	(193)
Investment in patents and other assets	(153)	(76)
Net cash provided by (used in) investing activities	(2,409)	1,122

Cash flows from financing activities:
Principal payments on capital lease obligations	(7)	(10)
Principal payments on long-term debt	—	(500)
Additional IPO costs	(83)	—
Proceeds from other issuances of common stock, net	5	139
Payments to repurchase common stock	—	(190)
Net cash used in financing activities	(85)	(561)

Increase (decrease) in cash and cash equivalents	(722)	3,265

Cash and cash equivalents:
Beginning of period	2,033	4,461
End of period	$1,311	$7,726

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$111
Cash paid for income taxes, net	38	354

See accompanying Notes to Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from our 2004 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods represent inventory that is used for customer demonstration purposes.  This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value.

Inventories consisted of the following (in thousands):

	March 31, 2005	December 31 2004
Raw materials	$4,438	$4,665
Work-in-process	1,509	1,548
Demonstration goods	1,810	1,297
Finished goods	3,071	2,670
	$10,828	$10,180

Note 3.  Stock-Based Compensation

We account for stock options issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2005	2004
Net income, as reported	$2,495	$335
Add - stock-based compensation included in reported net income , net of tax	33	67
Fair value of stock-based employee compensation, net of tax	(368)	(82)
Net income, pro forma	$2,160	$320
Basic net income per share:
As reported	$0.23	$0.07
Pro forma	$0.20	$0.06
Diluted net income per share:
As reported	$0.21	$0.05
Pro forma	$0.19	$0.04

To determine stock-based compensation included in reported net income, net of tax, we used a tax rate approximating our effective tax rate of 19.8% for the first quarter of 2005 and 44.2% for the first quarter of 2004. To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2005	2004
Risk-free interest rate	4.17%	2.79%
Expected dividend yield	0.0%	0.0%
Expected lives (years)	6 years	6 years
Expected volatility	67.4%	69.0%

Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans, an Interpretation of APB Opinion No. 15 and 25” (“FIN 28”).

We account for stock options issued to consultants and other service providers pursuant to SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With, Selling Goods or Services.” Accordingly, the value of the stock options is determined based on the fair value of the services or other consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The value is recognized as expense over the period the service is provided or upon receipt of the other consideration. There were no stock options granted to consultants or other service providers during the first quarter of 2005 or 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  We are required to adopt SFAS No. 123R beginning January 1, 2006.  Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the adoption method to be used at the date of adoption. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our results of operation. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Note 4.  Earnings Per Share

We compute net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method and assumed conversions of preferred stock, if dilutive. In addition, upon assumed conversion of the preferred stock, the accretion of redeemable stock is added back to net income. Accordingly, the net income used for calculating net income per share for the first quarter of 2004 was $373,000.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

Three Months Ended March 31,	2005	2004
Shares used to calculate basic earnings per share	10,864	5,138
Dilutive effect of:
Outstanding stock options	810	702
Redeemable and convertible preferred stock	—	2,346
Shares used to calculate diluted earnings per share	11,674	8,186

For the three months ended March 31, 2005, there were approximately 270,000 dilutive outstanding stock options not considered as they would have been anti-dilutive.

Note 5.  Comprehensive Income

Comprehensive income includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding losses were $59,000 in the first quarter of 2005 and, as of March 31, 2005, total unrealized holding losses were $76,000.

Note 6.  Product Warranty

We estimate a liability for costs to repair or replace products under warranties for a period of approximately six-months and technical support costs when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. The liability for product warranties is included in accrued liabilities on our condensed consolidated balance sheet.

Product warranty activity was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Warranty accrual, beginning of period	$365	$178
Reductions for warranty charges	(166)	(114)
Additions to warranty reserve	152	134
Warranty accrual, end of period	$351	$198

Note 7. Other Assets

Included in other long-term assets on our balance sheet are patents. The gross amount of patents and the related accumulated amortization were as follows (in thousands):

	March 31, 2005	December 31, 2004
Patents	$3,576	$3,435
Accumulated amortization	(2,326)	(2,251)
	$1,250	$1,184

Amortization expense totaled $62,000 and $43,000, respectively, in the quarters ended March 31, 2005 and 2004.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Accrued compensation and benefits	$1,805	$1,527
Income taxes payable	1,130	152
Accrued warranty	351	365
Other	527	565
	$3,813	$2,609

Note 9. Related Party Activity

As of March 31, 2005, Agilent Technologies held 798,957 shares, or approximately 7.4%, of our common stock. Information regarding transactions with Agilent is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Sales to Agilent	$640	$224
Purchases from Agilent	227	53
Royalties paid to Agilent	1	2

	March 31, 2005	December 31, 2004
Receivable from Agilent	$233	$328
Payable to Agilent	145	79

Note 10. Segment Reporting

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams of engineering products and pyramid products.

The Chief Operating Decision Maker has determined that the additional information previously prepared is arbitrary and does not provide useful information upon which to base operating decisions. As of January 2005, we only collect revenue data for each segment. Accordingly, the data for the quarter ended March 31, 2004 has been reclassified to conform to the current period presentation.

The following table summarizes revenue for each of our business segments. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

	EPD	PPD	Total
Quarter Ended March 31, 2005
Revenue from sales to external customers	$16,732	$1,929	$18,661

Quarter Ended March 31, 2004
Revenue from sales to external customers	$12,797	$1,037	$13,834

We are not able to provide revenue by product line or group of similar products as it would be impracticable to do so.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks listed below and described in greater detail in Part 1, Item 1, “Business – Risk Factors,” of our Annual Report on Form 10-K and reports filed with the Securities and Exchange Commission, and contained in our press releases from time to time.

•                  Our operating results have fluctuated in the past and are likely to fluctuate in the future, which could cause us to miss analyst expectations about these results and cause the trading price of our common stock to decline.

•                  The cyclicality of the semiconductor industry affects our financial results, and, as a result, we may experience reduced sales or operating losses in a semiconductor industry downturn.

•                  As is the case with other companies in our industry, many of our customers defer purchasing decisions until late each quarter. As a result, we are significantly dependent upon the sale of our products in the third month of each quarter, and, if we do not generate enough revenue in the third month of each quarter to meet the earnings expectations of analysts or investors, the price of our common stock could decline.

•                  Because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets, revenue in any quarter is substantially dependent upon customer orders received and fulfilled in that quarter.

•                  Although our production probe cards have not yet been widely adopted, we have continued to devote significant effort and resources to the growth and development of these products, which has had, and could continue to have, an adverse effect on our operating margins.

•                  If we do not keep pace with technological developments in the semiconductor industry, especially the trend toward faster, smaller and lower cost chips, our revenue and operating results could suffer as potential customers decide to adopt our competitors’ products.

•                  Our growth depends on the growth of the markets for faster, smaller and lower cost chips, such as radio frequency chips, telecommunications chips and graphics processors.

•                  Intense competition in the semiconductor wafer probing business may reduce demand for our products and reduce our sales.

•                  We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers are unable to provide us with these materials, components or subassemblies in adequate quantities and on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

•                  We depend upon the sale of our engineering probe stations for a significant portion of our revenue, and a decline in demand for our engineering probe stations would have a more significant impact on our revenue than a downturn in demand for our analytical probes or production probe cards.

•                  We may make future acquisitions, which may be costly, difficult to integrate with our operations, divert management resources and dilute shareholder value.

•                  We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results.

•                  We rely on independent manufacturers’ representatives and distributors for a significant portion of our revenue, and a disruption in our relationship with our manufacturers’ representatives or distributors would have a material adverse effect on our revenue.

•                  If semiconductor manufacturers do not convert to 300mm wafers, or do not convert at the rate we anticipate, our growth and profitability could be harmed.

•                  Failure to retain key managerial, technical, and sales and marketing personnel or to attract new key personnel could harm our business.

•                  Our customers’ evaluation processes can lead to lengthy sales cycles, during which we may incur significant costs that may not result in sales.

•                  If our products contain defects, our reputation would be damaged, and we could lose customers and revenue and incur warranty expenses.

•                  If we fail to protect our proprietary technology and rights, competitors may be able to use our technologies, which would weaken our competitive position and could reduce our sales.

•                  Intellectual property infringement claims by or against us may result in litigation, the cost of which could be substantial and could prevent us from selling our products.

•                  Our growth could strain our personnel and infrastructure resources, and, if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

•                  Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

•                  We manufacture nearly all of our products at our Oregon facilities, and any disruption in the operations of these facilities could harm our business.

•                  A disruption in our strategic relationship with Agilent Technologies could have a negative effect on our ability to market our products and could result in a decline in the price of our common stock.

•                  We may fail to comply with environmental regulations, which could result in significant costs and harm our business.

•                  Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

•                  We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

•                  Our employment costs in the short-term are, to a large extent, fixed, and therefore, any shortfall in sales would harm our operating results.

•                  The additional costs that we incur as a result of becoming a public company will affect our operating results.

•                  Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

•                  Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

•                  The anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that shareholders may consider beneficial.

•                  If our stock price is volatile, securities class action litigation may be brought against us, which could result in substantial costs.

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

Our products include engineering probe stations, analytical probes, production probe cards, application software and services. Analytical probes and production probe cards are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties. We also generate revenue through the sale of service contracts to our customers. We refer to analytical probes and production probe cards as consumables, as they are routinely replaced during the testing process. Engineering probe stations address the need for precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes and application software, as well as accessories from third parties.

In addition, we design and build custom engineering probe stations to address the specific requirements of our customers. To date, we have derived the large majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the foreseeable future.

Our engineering probe stations, analytical probes, probing accessories and application software are sold through our Engineering Products Division. Our production probe cards are sold through our Pyramid Probe Division. As of January 2005, we collect only revenue information for each division because we believe that the segment data previously collected was not useful for understanding our business and was not useful information on which to base operating and resource allocation decisions. Accordingly, beginning in the first quarter of 2005, the segment reporting financial statement footnote only presents revenue data for each segment.

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

Although during the 2001 to 2003 downturn in the semiconductor industry some wafer manufacturers, including some of our customers, delayed, cancelled or postponed their conversion to 300mm technology, the transition in the size of the standard semiconductor wafer from 200mm to 300mm accelerated in the later half of 2003 and continued in 2004 as 300mm technology results in reduced per unit manufacturing costs by more than doubling the available area on a wafer, significantly increasing the number of chips per wafer. This transition has impacted our revenue mix as sales of our 300mm engineering probe stations, which have higher average selling prices than our 200mm engineering probe stations, have steadily increased as a percentage of total engineering probe station units shipped.

Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 36.8% and 24.0% of our total Engineering Products Division revenue in the three months ended March 31, 2005 and 2004, respectively.

We sell our products both directly through our own sales force and indirectly through a combination of manufacturers’ representatives and distributors. In North America and Asia, excluding Japan, Singapore and Malaysia, we sell our products through manufacturers’ representatives. In Japan, Singapore and Malaysia, we sell through Cascade Microtech Japan, K.K. and Cascade Microtech Singapore, our direct sales and service subsidiary and branch office, respectively. In Europe, we sell primarily through distributors and manufacturers’ representatives, except in the U.K., where we sell through our direct sales subsidiary, Cascade Microtech Europe, Ltd. We also sell certain products directly in Germany, Austria and Switzerland. In the rest of the world, we typically sell through manufacturers’ representatives or distributors. Our distributors normally place orders with us once they have received an order from an end-user customer, and, therefore, the total amount of inventory held by our distributors at any given date is not material.

Our business experiences seasonality. Typically, our revenue is lower in our fiscal first quarter than in our fiscal fourth quarter preceding it.  However, revenue in the first quarter of 2005 was greater than the revenue in the fourth quarter of 2004 as strength in the Asian market outweighed the seasonality factors. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips.  A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in the first quarter of 2005 and in all of 2004 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

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

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses. In addition, our research and development expenses fluctuate from quarter to quarter depending on the usage level of our production probe fab for research and development activity. Research and development expenses do not include costs to obtain patents or defend our intellectual property rights, consisting of patents and trademarks, or amortization of capitalized patents and trademarks. Such expenses are included with selling, general and administrative. Research and development expenses also do not include expenses for design work on custom orders that do not result in reusable technology. Such expenses are included as a component of cost of sales.

Selling, general and administrative, or SG&A, expenses include compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, patent and trademark amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions.

Deferred stock-based compensation includes the amortization of value attributed to stock options granted during the one-year period prior to filing our registration statement for our initial public offering in 2004. The stock options granted during these periods were granted at the fair market value of our common stock on the date of grant, as determined by our Board of Directors, and are accounted for using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Given the lack of an active public market for our outstanding common stock at the time, our Board of Directors established estimates of fair value for our common stock, as well as for options to purchase our common stock, based on factors such as recent negotiated transactions, our financial condition and recent operating results, our competitive position and future prospects and analysis of financial data of comparable public companies.

Other income (expense) primarily includes interest income, interest expense, gains and losses on sales of investments and transaction and translation related foreign currency gains and losses. Transaction related foreign currency gains and losses result from gains and losses recognized on foreign exchange forward contracts and on certain of our accounts receivable that are denominated in Japanese yen. Translation related foreign currency gains result from the remeasurement of foreign currency denominated accounting records into U.S. dollars.

Accretion of redeemable stock includes the cost of redeeming certain shares of our common stock.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operation is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 29, 2005.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

IN THOUSANDS	For the Quarter Ended March 31,
(except per share amounts)	2005	2004
Revenue	100.0%	100.0%
Cost of sales and deferred stock-based compensation	50.9	57.5
Gross profit	49.1	42.5
Operating expenses:
Research and development	8.8	10.0
Selling, general and administrative	24.6	27.4
Deferred stock-based compensation	0.2	0.7
Total operating expenses	33.6	38.2
Income from operations	15.5	4.4
Other income (expense), net	1.2	0.5
Income before income taxes	16.7	4.8
Provision for income taxes	3.3	2.1
Net income	13.4	2.7
Accretion of redeemable stock and loss on redemption	—	0.3
Net income attributed to common shareholders	13.4%	2.4%

(1)  Percentages may not add due to rounding.

Revenue increased $4.8 million, or 34.9%, to $18.7 million in the first quarter of 2005 compared to $13.8 million in the first quarter of 2004.

Revenue in the Engineering Products Division increased $3.9 million, or 30.8%, to $16.8 million in the first quarter of 2005 compared to $12.8 million in the first quarter of 2004. Average station order total in the Engineering Products Division increased 24.0% in the first quarter of 2005 compared to the first quarter of 2004. Average order total includes the sales price of all analytical probes, production probe cards and other accessories purchased with an engineering probe station. The increase in average order total was primarily attributable to a 66.7% increase in the unit volume of our 300mm engineering probe stations, which have a higher average selling price than our 200mm engineering probe stations. While we currently sell a larger number of 200mm engineering probe stations than 300mm engineering probe stations, we expect the trend of increased sales of 300mm probe stations to continue throughout 2005 as the industry continues to shift to 300mm fabrication facilities. The increase in average order total was also attributable to an increase in sales of accessories and options ordered by customers with their engineering probe stations in the first quarter of 2005 compared to the first quarter of 2004.

Revenue in the Pyramid Probe Division increased $892,000, or 86.0%, to $1.9 million in the first quarter of 2005 compared to $1.0 million in the first quarter of 2004 due to an increase in the number of production probe cards that we sold.

Cost of Sales and Gross Profit

Cost of sales increased $1.6 million, or 19.6%, to $9.5 million in the first quarter of 2005 compared to $7.9 million in the first quarter of 2004 due to the increase in unit volume sales of our engineering probe stations discussed above and a volume increase in analytical probe sales.

Our gross profit increased $3.3 million, or 55.8%, to $9.2 million in the first quarter of 2005 compared to $5.9 million in the first quarter of 2004. This increase in our gross profit was attributable to the increased demand and production volumes of our products.

Gross profit as a percentage of revenue increased to 49.1% in the first quarter of 2005 compared to 42.5% in the first quarter of 2004. The increase in our gross profit was primarily due to absorption of fixed costs as sales volume increased along with a price increase on our engineering probe stations.

Research and Development

Research and development expenses increased $250,000, or 18.0%, to $1.6 million in the first quarter of 2005 compared to $1.4 million in the first quarter of 2004. The increase was due to a $121,000 increase in contractor fees for new product development efforts and a $95,000 increase related to headcount increases and salary adjustments in the latter half of 2004.

Selling, General and Administrative

SG&A expense increased $812,000, or 21.4%, to $4.6 million in the first quarter of 2005 compared to $3.8 million in the first quarter of 2004. The increase was primarily due to a $189,000 increase in representative commissions, which were in line with the revenue increase, a $167,000 increase related to headcount increases and salary adjustments in the latter half of 2004 and a $288,000 increase in costs related to being a public company, including director and officer insurance, legal and accounting fees and Sarbanes-Oxley Act compliance consultants. We anticipate that SG&A expenses will increase in 2005 compared to 2004 due to additional legal, accounting, insurance and reporting expenses related to being a public company and to complying with the Sarbanes-Oxley Act.

Deferred Stock-Based Compensation

Total deferred stock-based compensation was $41,000 in the first quarter of 2005 compared to $120,000 in the first quarter of 2004.

Other Income (Expense)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $212,000 in the first quarter of 2005 compared to $26,000 in the first quarter of 2004. The increase was primarily due to the increase in our invested balances as a result of proceeds received from our initial public offering in December 2004.

Interest expense of $16,000 in the first quarter of 2005 relates to interest on our $7.0 million note payable for the portion of the 30-day prepayment notice period that occurred in January 2005.  We gave notice of prepayment and prepaid the remainder of our $7.0 million note payable and related interest in late December 2004.  Interest expense of $131,000 in the first quarter of 2004 represents interest on the $7.0 million note payable, which resulted from the conversion of our Series C preferred stock in the fourth quarter of 2003.

Other income, net totaled $24,000 in the first quarter of 2005 compared to $171,000 in the first quarter of 2004. The 2005 amount includes a $4,000 loss related to foreign currency translation and a $29,000 gain related to foreign currency transactions. The 2004 amount includes a $161,000 gain related to foreign currency translation and a $14,000 gain related to foreign currency transactions.

Income Taxes

Our provision for income taxes totaled $617,000, or 19.8%, of income before income taxes, and $296,000, or 44.2%, of income before income taxes, in the first quarter of 2005 and 2004, respectively.  The reduction in our tax rate was primarily due to the release of valuation allowance in the first quarter of 2005 (explained below), the utilization of tax credits and a reduction of foreign tax expense over the prior year.

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards.  We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required.  To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets.  In the first quarter of 2005, we released $175,000 of valuation allowance related to the future realization of foreign tax credits.  We now believe it is more likely than not that the benefit of these credits will be realized in future periods based on anticipated future profits.  The valuation allowance as of March 31, 2005 was $1.6 million compared to $1.8 million as of December 31, 2004.

At March 31, 2005, we had a net deferred tax asset on our balance sheet totaling $2.0 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Accretion of Redeemable Stock

Accretion of redeemable stock in the first quarter of 2004 included accretion of our then outstanding redeemable common stock.  Upon completion of our initial public offering in December 2004, all outstanding redeemable stock converted to common stock and, therefore, we did not have any accretion of redeemable stock in the first quarter of 2005.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $43.5 million at March 31, 2005, as well as from cash expected to be generated from operations.

Net cash provided by operating activities in the first quarter of 2005 was $1.8 million and consisted of net income of $2.5 million and non-cash expenses of $554,000, offset by net changes in our operating assets and liabilities. These changes are described below.

Accounts receivable, net increased to $14.9 million at March 31, 2005 from $13.6 million at December 31, 2004 primarily due to increased sales. Our days sales outstanding was approximately 73 days at March 31, 2005 compared to 68 days at December 31, 2004.

Inventories increased to $10.8 million at March 31, 2005 compared to $10.2 million at December 31, 2004, primarily due to an increase in our demonstration inventory as we sold off some of our demonstration inventory in the fourth quarter of 2004 and replaced it in the first quarter of 2005. We believe that our inventory levels at March 31, 2005 are adequate given our revenue projections for the second quarter of 2005.

Prepaid expenses increased to $2.0 million at March 31, 2005 from $1.6 million at December 31, 2004 primarily due to increases in investment interest receivable and the value of foreign exchange contracts to hedge yen receivables due to strengthening U.S. dollar against the Japanese yen.

Accrued liabilities increased to $3.8 million at March 31, 2005 compared to $2.6 million at December 31, 2004 primarily due to an increase in our income taxes payable as a result of our first quarter 2005 profitability and the timing of our payroll.

Net cash used in investing activities of $2.4 million in the first quarter of 2005 primarily resulted from $2.2 million used for the net purchase of marketable securities and $207,000 used for the purchase of fixed assets.

Net cash used by financing activities in the first quarter of 2005 was $85,000 and primarily consisted of $83,000 of additional costs related to our December 2004 initial public offering.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables and bookings positions. As of March 31, 2005, we had 10 contracts outstanding for the purchase of Japanese yen totaling approximately $6.1 million, which mature through September 2005.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the translation of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. Because we have no variable interest rate debt outstanding at March 31, 2005, we would not experience a material impact on our results of operation, financial position or cash flows as the result of a one percent increase in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of March 31, 2005, we held cash, cash equivalents and current marketable securities of $43.5 million. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income related to our cash, cash equivalents and marketable securities of approximately $435,000, assuming our March 31, 2005 balances remained constant. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair market value of our cash and cash equivalents.

As of March 31, 2005, we held long-term fixed rate investments of $4.3 million that consisted of municipal and corporate notes. An increase or decrease in interest rates would not have a material impact on our results of operation, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. Declines in interest rates over time would reduce our interest income from our long-term investments, as it is re-invested at current market interest rates.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Our Chief Executive Officer and Chief Financial Officer do believe our internal control systems over financial reporting provide reasonable assurance that their objectives are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004.  In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.7 million.  As of March 31, 2005, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness.  No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

Item 6.           Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)