Form 10-Q
period 2005-06-30
CASCADE MICROTECH INC
filed 2005-08-12
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes ☐   No ☒

The number of shares of common stock outstanding as of August 10, 2005 was 11,164,703.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	June 30,	December 31,
	2005	2004 (1)
Assets
Current Assets:
Cash and cash equivalents	$1,034	$2,033
Short-term marketable securities	45,616	41,714
Accounts receivable, net of allowances of $83 and $86	14,516	13,640
Inventories, net	10,864	10,180
Prepaid expenses and other	2,387	1,579
Deferred income taxes	1,717	1,552
Total Current Assets	76,134	70,698

Long-term marketable securities	3,090	2,779
Fixed assets, net	3,677	4,008
Deferred income taxes	222	65
Other assets, net	1,585	1,466
Total Assets	$84,708	$79,016

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt and capital leases	$8	$21
Accounts payable	4,189	3,951
Deferred revenue	380	579
Accrued liabilities	2,763	2,609
Total Current Liabilities	7,340	7,160

Long-term debt and capital leases	5	14
Deferred revenue	314	282
Other long-term liabilities	1,206	1,372
Total Liabilities	8,865	8,828

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 11,051 and 10,864	111	109
Additional paid-in capital	56,278	55,402
Deferred stock-based compensation	(229)	(310)
Accumulated other comprehensive loss - unrealized holding losses on investments	(47)	(17)
Retained earnings	19,730	15,004
Total Shareholders’ Equity	75,843	70,188
Total Liabilities and Shareholders’ Equity	$84,708	$79,016

(1) Derived from Cascade Microtech’s audited financial statements as of December 31, 2004.

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$18,311	$15,120	36,972	$28,954

Cost of sales	9,651	8,553	19,141	16,488
Deferrred stock-based compensation	10	20	22	39
Gross profit	8,650	6,547	17,809	12,427

Operating expenses:
Research and development (excludes $4, $8, $8 and $16, respectively, of amortization of deferred stock-based compensation)	1,665	1,269	3,304	2,658
Selling, general and administrative (excludes $11, $61, $36 and $154, respectively, of amortization of deferred stock-based compensation)	5,161	4,188	9,760	7,975
Deferred stock compensation	15	69	44	170
	6,841	5,526	13,108	10,803

Income from operations	1,809	1,021	4,701	1,624

Other income (expense):
Interest income	258	20	470	46
Interest expense	—	(122)	(16)	(254)
Other, net	766	22	790	194
	1,024	(80)	1,244	(14)

Income before income taxes	2,833	941	5,945	1,610
Provision for income taxes	602	(298)	1,219	(2)
Net income	2,231	1,239	4,726	1,612
Accretion of redeemable stock and loss on redemption	—	37	—	75
Net income attributed to common shareholders	$2,231	$1,202	4,726	$1,537

Basic net income per share attributed to common shareholders	$0.20	$0.23	0.43	$0.30

Diluted net income per share attributed to common shareholders	$0.19	$0.15	0.40	$0.19

Shares used in per share calculations:
Basic	10,916	5,182	10,890	5,160
Diluted	11,728	8,289	11,696	8,274

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,726	$1,612
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,003	1,025
Amortization of deferred stock-based compensation, net	66	209
Loss on disposal of fixed assets	17	1
Deferred income taxes	(322)	(664)
Tax benefit from stock options exercised	243	—
(Increase) decrease in:
Accounts receivable, net	(876)	(2,293)
Inventories	(684)	(439)
Prepaid expenses and other	(808)	(433)
Increase (decrease) in:
Accounts payable	238	1,336
Deferred revenue	(167)	108
Accrued and other long-term liabilities	(12)	1,017
Net cash provided by operating activities	3,424	1,479

Cash flows from investing activities:
Purchase of marketable securities	(18,463)	(4,099)
Proceeds from sale of marketable securities	14,220	6,114
Purchase of fixed assets	(532)	(319)
Investment in patents and other assets	(276)	(283)
Net cash provided by (used in) investing activities	(5,051)	1,413

Cash flows from financing activities:
Principal payments on capital lease obligations	(22)	(24)
Principal payments on long-term debt	—	(1,000)
Additional IPO costs	(83)	—
Proceeds from other issuances of common stock, net	733	152
Payments to repurchase common stock	—	(198)
Net cash used in financing activities	628	(1,070)

Increase (decrease) in cash and cash equivalents	(999)	1,822

Cash and cash equivalents:
Beginning of period	2,033	4,461
End of period	$1,034	$6,283

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$195
Cash paid for income taxes, net	1,437	910

Noncash financing activities:
Reversal of deferred stock compensation	$15	$266

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operation and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from our 2004 Annual Report on Form 10-K. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Inventories consisted of the following (in thousands):

	June 30,	December 31
	2005	2004
Raw materials	$4,758	$4,665
Work-in-process	1,268	1,548
Demonstration goods	1,931	1,297
Finished goods	2,907	2,670
	$10,864	$10,180

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,231	$1,202	$4,726	$1,537
Add - stock-based compensation included in reported net income , net of tax	20	117	53	209
Fair value of stock-based employee compensation, net of tax	(307)	(226)	(676)	(308)
Net income, pro forma	$1,944	$1,093	$4,103	$1,438
Basic net income per share:
As reported	$0.20	$0.23	$0.43	$0.30
Pro forma	$0.18	$0.21	$0.38	$0.28
Diluted net income per share:
As reported	$0.19	$0.15	$0.40	$0.19
Pro forma	$0.17	$0.14	$0.35	$0.19

To determine stock-based compensation included in reported net income, net of tax, we used a tax rate approximating our effective tax rate of 21.3% and 20.5%, respectively, for the three and six month periods ended June 30, 2005 and 31.8% and 0.1%, respectively, for the three and six month periods ended June 30, 2004. To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock Option Plan
Risk-free interest rate	3.77%	3.93%	3.77 - 4.17%	2.79 - 3.93%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected lives	6 years	6 years	6 years	6 years
Expected volatility	68.9%	69.0%	67.4 - 68.9%	69.0%

Employee Stock Purchase Plan
Risk-free interest rate	2.85%	—	2.85%	—
Expected dividend yield	0.0%	—	0.0%	—
Expected lives	6 months	—	6 months	—
Expected volatility	56.0%	—	56.0%	—

Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans, an Interpretation of APB Opinion No. 15 and 25” (“FIN 28”).

We account for stock options issued to consultants and other service providers pursuant to SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With, Selling Goods or Services.” Accordingly, the value of the stock options is determined based on the fair value of the services or other consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The value is recognized as expense over the period the service is provided or upon receipt of the other consideration. There were no stock options granted to consultants or other service providers during the first six months of 2005 or 2004.

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

Note 4.  Earnings Per Share

We compute net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method and assumed conversions of preferred stock, if dilutive. In addition, upon assumed conversion of the preferred stock, the accretion of redeemable stock is added back to net income. Accordingly, the net income used for calculating net income per share for the three and six month periods ended June 30, 2004 was $1,239,000 and $1,612,000, respectively.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Shares used to calculate basic earnings per share	10,916	5,182	10,890	5,160
Dilutive effect of:
Outstanding stock options	812	761	806	768
Redeemable and convertible preferred stock	—	2,346	—	2,346
Shares used to calculate diluted earnings per share	11,728	8,289	11,696	8,274

Shares issuable pursuant to stock options not considered as they would have been antidilutive	270	—	271	17

Note 5.  Comprehensive Income

Comprehensive income includes net income and unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. In the three month period ended June 30, 2005 there were unrealized holding gains of $28,000, whereas in the six month period ended June 30, 2005 there were unrealized holding losses of $30,000 and, as of June 30, 2005, total unrealized holding losses were $47,000. Unrealized holding losses were $16,000 in the six month period ended June 30, 2004 and, as of June 30, 2004, total unrealized holding losses were $10,000.

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

Product warranty activity was as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Warranty accrual, beginning of period	$365	$178
Reductions for warranty charges	(272)	(227)
Additions to warranty reserve	300	300
Warranty accrual, end of period	$393	$251

Note 7. Other Assets

Included in other long-term assets on our balance sheet are capitalized costs related to patents. The gross amount of these costs and the related accumulated amortization were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Patents	$3,690	$3,435
Accumulated amortization	(2,387)	(2,251)
	$1,303	$1,184

Amortization expense totaled $57,000 and $119,000, respectively, in the three and six month periods ended June 30, 2005 and $52,000 and $95,000, respectively, in the three and six month periods ended June 30, 2004.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Accrued compensation and benefits	$1,796	$1,527
Income taxes payable	48	152
Accrued warranty	393	365
Other	526	565
	$2,763	$2,609

Note 9. Related Party Activity

As of June 30, 2005, Agilent Technologies held 798,957 shares, or approximately 7.2%, of our common stock. Information regarding transactions with Agilent is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales to Agilent	$876	$399	$1,516	$623
Purchases from Agilent	107	41	334	94
Royalties paid to Agilent	5	4	6	6

	June 30,	December 31,
	2005	2004
Receivable from Agilent	$505	$328
Payable to Agilent	56	79

Note 10. Segment Reporting

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams of engineering products and pyramid products.

The Chief Operating Decision Maker has determined that the additional information previously prepared is arbitrary and does not provide useful information upon which to base operating decisions. As of January 2005, we only collect revenue data for each segment. Accordingly, the data for the three and six month periods ended June 30, 2004 has been reclassified to conform to the current period presentation.

The following table summarizes revenue for each of our business segments. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

	EPD	PPD	Total
Three Months Ended June 30, 2005
Revenue from sales to external customers	$15,980	$2,331	$18,311

Three Months Ended June 30, 2004
Revenue from sales to external customers	$13,843	$1,277	$15,120

Six Months Ended June 30, 2005
Revenue from sales to external customers	$32,713	$4,259	$36,972

Six Months Ended June 30, 2004
Revenue from sales to external customers	$26,640	$2,314	$28,954

We are not able to provide revenue by product line or group of similar products as it would be impracticable to do so.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks listed below and described in greater detail in Part 1, Item 1, “Business — Risk Factors,” of our Annual Report on Form 10-K and reports filed with the Securities and Exchange Commission, and contained in our press releases from time to time.

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

Our engineering probe stations, analytical probes, probing accessories and application software are sold through our Engineering Products Division. Our production probe cards are sold through our Pyramid Probe Division. As of January 2005, we collect only revenue information for each division because we believe that the segment data previously collected was not useful for understanding our business and was not useful information on which to base operating decisions. Accordingly, beginning in the first quarter of 2005, the segment reporting financial statement footnote only presents revenue data for each segment.

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

Although during the 2001 to 2003 downturn in the semiconductor industry some wafer manufacturers, including some of our customers, delayed, cancelled or postponed their conversion to 300mm technology, the transition in the size of the standard semiconductor wafer from 200mm to 300mm accelerated in the later half of 2003 and has continued into the first half of 2005 as 300mm technology results in reduced per unit manufacturing costs by more than doubling the available area on a wafer, significantly increasing the number of chips per wafer. This transition has impacted our revenue mix as sales of our 300mm engineering probe stations, which have higher average selling prices than our 200mm engineering probe stations, have steadily increased as a percentage of total engineering probe station units shipped.

Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 34.1% and 35.5% of our total Engineering Products Division revenue in the three and six months ended June 30, 2005, respectively, compared to 25.0% and 24.5% in the three and six month periods ended June 30, 2004, respectively.

We sell our products both directly through our own sales force and indirectly through a combination of manufacturers’ representatives and distributors. In North America and Asia, excluding Japan, Singapore and Malaysia, we sell most of our products through manufacturers’ representatives. We sell certain products in these regions directly. In Japan, Singapore and Malaysia, we sell through Cascade Microtech Japan, K.K. and Cascade Microtech Singapore, our direct sales and service subsidiary and branch office, respectively. In Europe, we sell primarily through distributors and manufacturers’ representatives, except in the U.K., where we sell through our direct sales subsidiary, Cascade Microtech Europe, Ltd. We also sell certain products directly in Germany, Austria and Switzerland. In the rest of the world, we typically sell through manufacturers’ representatives or distributors. Our distributors normally place orders with us once they have received an order from an end-user customer, and, therefore, the total amount of inventory held by our distributors at any given date is not material.

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

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips.  A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in the first half of 2005 and in all of 2004 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

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

Other income (expense) typically includes interest income, interest expense, gains and losses on sales of investments and transaction and translation related foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses. Transaction related foreign currency gains and losses result from gains and losses recognized on foreign exchange forward contracts and on certain of our accounts receivable that are denominated in Japanese yen. Translation related foreign currency gains result from the remeasurement of foreign currency denominated accounting records into U.S. dollars.

Accretion of redeemable stock includes the cost of redeeming certain shares of our common stock.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operation is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, warranty, bad debts, inventory, investments, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 29, 2005.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and deferred stock-based compensation	52.8	56.7	51.8	57.1
Gross profit	47.2	43.3	48.2	42.9
Operating expenses:
Research and development	9.1	8.4	8.9	9.2
Selling, general and administrative	28.2	27.7	26.4	27.5
Deferred stock-based compensation	0.1	0.5	0.1	0.6
Total operating expenses	37.4	36.5	35.5	37.3
Income from operations	9.9	6.8	12.7	5.6
Other income (expense), net	5.6	(0.5)	3.4	—
Income before income taxes	15.5	6.2	16.1	5.6
Provision (benefit) for income taxes	3.3	(2.0)	3.3	—
Net income	12.2	8.2	12.8	5.6
Accretion of redeemable stock and loss on redemption	—	0.2	—	0.3
Net income attributed to common shareholders	12.2%	8.0%	12.8%	5.3%

(1)  Percentages may not add due to rounding.

Revenue increased $3.2 million, or 21.1%, to $18.3 million in the three months ended June 30, 2005 compared to $15.1 million in the three months ended June 30, 2004 and increased $8.0 million, or 27.7%, to $37.0 million in the six months ended June 30, 2005 compared to $29.0 million in the six months ended June 30, 2004.

Revenue in the Engineering Products Division increased $2.2 million, or 15.4%, to $16.0 million in the three months ended June 30, 2005 compared to $13.8 million in the three months ended June 30, 2004 and increased $6.1 million, or 22.8%, to $32.7 million in the six months ended June 30, 2005 compared to $26.6 million in the six months ended June 30, 2004. The increases in revenue were primarily due to a 22.1% and a 39.0% increase, respectively, in unit sales of our engineering probe stations in the three and six month periods ended June 30, 2005 compared to the same periods of 2004.  The increases related to improved unit sales were partially offset by overall decreases in average order total of 4.2% and 3.9%, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004.  Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The decrease in the overall average order total was comprised of increases in the 300mm stations offset by decreases in the 200mm stations. The 300mm average station order total increased 2.4% and 11.2%, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004, while the 200mm average station order total decreased 4.2% and 3.9%, respectively, in the same time periods. The increases in average order total for our 300mm stations were primarily attributable to an increase in accessories sold with the stations.  The decreases in the 200mm average station order totals were due primarily to the sale of a new, lower cost version of one of our preexisting 200mm stations.  While we currently sell a larger number of 200mm engineering probe stations than 300mm engineering probe stations, we expect the trend of increased sales of 300mm probe stations to continue throughout 2005 as the industry continues to shift to 300mm fabrication facilities and as chip structures continually become increasingly complex.

Revenue in the Pyramid Probe Division increased $1.0 million, or 82.5%, to $2.3 million in the three months ended June 30, 2005 compared to $1.3 million in the three months ended June 30, 2004 and increased $2.0 million, or 84.1%, to $4.3 million in the six months ended June 30, 2005 compared to $2.3 million in the six months ended June 30, 2004. These increases were due to increases in the number of production probe cards that we sold.  We continue to have a significant share of the market in probe cards for wireless devices. We also expect to continue to increase our non-wireless production probe card applications for a variety of wirebonded chip types.

Cost of Sales and Gross Profit

Cost of sales increased $1.1 million, or 12.8%, to $9.7 million in the three months ended June 30, 2005 compared to $8.6 million in the three months ended June 30, 2004 and increased $2.6 million, or 16.1%, to $19.1 million in the six months ended June 30, 2005 compared to $16.5 million in the six months ended June 30, 2004. These increases were primarily due to the increases in revenue discussed above, partially offset by improvements in gross profit as a percentage of revenue discussed below.

Our gross profit increased $2.2 million, or 32.1%, to $8.7 million in the three months ended June 30, 2005 compared to $6.5 million in the three months ended June 30, 2004 and increased $5.4 million, or 43.3%, to $17.8 million in the six months ended June 30, 2005 compared to $12.4 million in the six months ended June 30, 2004. These increases in our gross profit were primarily attributable to the increased demand and production volumes of our products.

Gross profit as a percentage of revenue increased to 47.2% in the three months ended June 30, 2005 compared to 43.3% in the three months ended June 30, 2004 and increased to 48.2% in the six months ended June 30, 2005 compared to 42.9% in the six months ended June 30, 2004. The increase in our gross profit was primarily due to absorption of fixed costs as sales volume increased along with a price increase on our engineering probe stations during 2005.

Research and Development

Research and development expenses increased $0.4 million, or 31.2%, to $1.7 million in the three months ended June 30, 2005 compared to $1.3 million in the three months ended June 30, 2004 and increased $0.6 million, or 24.3%, to $3.3 million in the six months ended June 30, 2005 compared to $2.7 million in the six months ended June 30, 2004. The increases in research and development costs were due to increases in contractor fees for new product development efforts, increases in overhead allocations due to increased capacity and increases in employee wages and related costs due to headcount increases and salary adjustments in the latter half of 2004 as detailed below:

Amount of increase due to:	Three months ended June 30, 2005 compared to three months ended June 30, 2004	Six months ended June 30, 2005 compared to six months ended June 30, 2004
Contractor fees	$115,000	$245,000
Overhead allocations	108,000	150,000
Employee wages and related costs	92,000	206,000

Selling, General and Administrative

SG&A expense increased $1.0 million, or 23.2%, to $5.2 million in the three months ended June 30, 2005 compared to $4.2 million in the three months ended June 30, 2004 and increased $1.8 million, or 22.4%, to $9.8 million in the six months ended June 30, 2005 compared to $8.0 million in the six months ended June 30, 2004. The increases were primarily due to increases in representative commissions, due to both the increases in revenues as well as an increase in the commission rate in the 2005 periods compared to the 2004 periods, increases in employee wages and related costs due to headcount increases and salary adjustments in the latter half of 2004, increases in travel and industry trade show costs, increases in legal costs related to both being a public company and patent costs and increases in other costs related to being a public company, including director and officer insurance, legal and accounting fees and Sarbanes-Oxley Act compliance consultants as detailed below:

Amount of increase due to:	Three months ended June 30, 2005 compared to three months ended June 30, 2004	Six months ended June 30, 2005 compared to six months ended June 30, 2004
Representative commissions	$239,000	$427,000
Employee wages and related costs	187,000	386,000
Travel and trade show	167,000	219,000
Legal	68,000	140,000
Public company costs	388,000	594,000

These increases were partially offset by $180,000 of severance in the three and six month periods ended June 30, 2004, which was not repeated in the 2005 periods.

We anticipate that SG&A expenses will continue to increase in 2005 compared to 2004 due to additional legal, accounting, insurance and reporting expenses related to being a public company and to complying with the Sarbanes-Oxley Act.

Deferred Stock-Based Compensation

Total deferred stock-based compensation was $25,000 and $66,000, respectively, in the three and six month period ended June 30, 2005 compared to $89,000 and $209,000 in the comparable periods of 2004.  The decreases in the 2005 periods compared to the 2004 periods were due to our accelerated amortization method, wherein more expense is amortized in the early periods, as well as the reversal of $117,000 of deferred stock-based compensation in the second quarter of 2004, related to the termination of our former Chief Financial Officer, which lowered our future amortization.

Other Income (Expense)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $258,000 and $470,000, respectively, in the three and six month periods ended June 30, 2005 compared to $20,000 and $46,000, respectively, in the comparable periods of 2004. The increases were primarily due to the increase in our invested balances as a result of proceeds received from our initial public offering in December 2004.

Interest expense of $16,000 in the six months ended June 30, 2005 relates to interest on our $7.0 million note payable for the portion of the 30-day prepayment notice period that occurred in January 2005.  We gave notice of prepayment and prepaid the remainder of our $7.0 million note payable and related interest in late December 2004. Interest expense of $122,000 and $254,000, respectively, in the three and six month periods ended June 30, 2004 represents interest on the $7.0 million note payable, which resulted from the conversion of our Series C preferred stock in the fourth quarter of 2003.

Other income, net totaled $766,000 and $790,000, respectively, in the three and six month periods ended June 30, 2005 compared to $22,000 and $194,000, respectively, in the comparable periods of 2004. Other income was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Foreign currency translation gain (loss)	$(5)	$(136)	$(9)	$25
Foreign currency transaction gain	81	158	111	172
Settlement income from a service provider	700	—	700	—
Other	(10)	—	(12)	(3)
	$766	$22	$790	$194

The settlement income from a service provider was fully recognized in the second quarter ended June 30, 2005 and we do not anticipate any additional settlement income in future periods.

Income Taxes

Our provision for income taxes totaled $1.2 million, or 20.5%, of income before income taxes in the six months ended June 30, 2005.  Our tax rate differs from federal statutory tax rates primarily due to utilization of tax credits and the release of prior year valuation allowances since management believes the benefit of these credits is more likely than not to be utilized in future years.

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards.  We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required.  To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets.  In the first six months of 2005, we released $213,000 of valuation allowance related to the future realization of foreign tax credits and foreign net operating losses.  We now believe it is more likely than not that the benefit of these credits and losses will be realized in future periods based on anticipated future profits.  The valuation allowance as of June 30, 2005 was $1.5 million compared to $1.8 million as of December 31, 2004.

At June 30, 2005, we had net deferred tax assets on our balance sheet totaling $1.9 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Accretion of Redeemable Stock

Accretion of redeemable stock in the three and six months ended June 30, 2004 included accretion of our then outstanding redeemable common stock.  Upon completion of our initial public offering in December 2004, all outstanding redeemable stock converted to common stock and, therefore, we did not have any accretion of redeemable stock in the comparable 2005 periods.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $46.7 million at June 30, 2005, as well as from cash expected to be generated from operations.

Net cash provided by operating activities in the first six months of 2005 was $3.4 million and consisted of net income of $4.7 million and non-cash expenses of $1.1 million, offset by net changes in our operating assets and liabilities. These changes are described below.

Accounts receivable, net increased to $14.5 million at June 30, 2005 from $13.6 million at December 31, 2004 primarily due to increased sales. Our days sales outstanding was approximately 72 days at June 30, 2005 compared to 68 days at December 31, 2004.

Inventories increased to $10.9 million at June 30, 2005 compared to $10.2 million at December 31, 2004, primarily due to an increase in our demonstration inventory as we sold off some of our demonstration inventory in the fourth quarter of 2004 and replaced it in the first two quarters of 2005. We believe that our inventory levels at June 30, 2005 are adequate given our revenue projections for the third quarter of 2005.

Prepaid expenses and other current assets increased to $2.4 million at June 30, 2005 from $1.6 million at December 31, 2004 primarily due to increases in investment interest receivable and the value of foreign exchange contracts to hedge yen receivables due to strengthening U.S. dollar against the Japanese yen.  In addition, the balance at June 30, 2005 includes a $0.7 million receivable related to a settlement with a service provider, which was collected in July 2005.

Accrued liabilities increased to $2.8 million at June 30, 2005 compared to $2.6 million at December 31, 2004 primarily due to a $231,000 increase related to our employee stock purchase plan withholdings and a $141,000 increase in our vacation accrual due to earned hours exceeding those used for the period.  These increases were partially offset by a $104,000 decrease in taxes payable, a $129,000 decrease in our sales return reserve, due to a large reserve in December 2004 for certain known shipments that were being returned that were not necessary at June 30, 2005, and a $93,000 decrease in the executive bonus accrual due to operating results for the first six months of 2005 not reaching pre-established targets.

Net cash used in investing activities of $5.0 million in the first six months of 2005 resulted from $4.2 million used for the net purchase of marketable securities, $0.5 million used for the purchase of fixed assets and $0.3 million used for investment in patent and other assets.

Net cash provided by financing activities of $0.6 million in the first six months of 2005 resulted from $0.7 million of proceeds from the exercise of employee stock options, partially being offset by $83,000 of additional costs related to our December 2004 initial public offering and $22,000 used for payments on capital lease obligations.

At June 30, 2005, we had an unused $150,000 standby letter of credit to be utilized in the event a customer requires certain guarantees. This letter of credit is collateralized by $150,000 of our cash and cash equivalents and expires August 14, 2005.   This letter of credit has an automatic one-year renewal.

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

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables and bookings positions. As of June 30, 2005, we had 10 contracts outstanding for the purchase of Japanese yen totaling approximately $3.8 million, which mature through October 6, 2005.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the translation of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. Because we have no variable interest rate debt outstanding at June 30, 2005, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percent increase in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of June 30, 2005, we held cash, cash equivalents and short-term marketable securities of $46.7 million. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income related to our cash, cash equivalents and marketable securities of approximately $467,000, assuming our June 30, 2005 balances remained constant. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair market value of our cash and cash equivalents.

As of June 30, 2005, we held long-term fixed rate investments of $3.1 million that consisted of municipal and corporate notes. An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. Declines in interest rates over time would reduce our interest income from our long-term investments, as it is re-invested at current market interest rates.

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

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004.  In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.7 million.  As of June 30, 2005, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness.  No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on June 9, 2005, at which the following actions were taken:

1.               The shareholders elected the three nominees for director to the Board of Directors.  The three Class I directors elected, along with the voting results, were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
F. Paul Carlson	9,062,672	380,880
Raymond A. Link	9,197,302	246,250
William R. Spivey	9,182,286	261,266

2.               The shareholders approved the ratification of the appointment of KPMG LLP as our independent auditors for the year ending December 31, 2005 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
9,436,792	5,600	1,160	—

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)