Form 10-Q
period 2005-09-30
CASCADE MICROTECH INC
filed 2005-11-14
CIK 864559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of November 9, 2005 was 11,243,537.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	September 30,	December 31,
	2005	2004 (1)

Assets
Current Assets:
Cash and cash equivalents	$2,268	$2,033
Short-term marketable securities	43,223	41,714
Accounts receivable, net of allowances of $99 and $86	17,015	13,640
Inventories, net	10,471	10,180
Prepaid expenses and other	2,807	1,579
Deferred income taxes	1,686	1,552
Total Current Assets	77,470	70,698

Long-term marketable securities	5,579	2,779
Fixed assets, net of accumulated depreciation of $11,895 and $11,167	3,974	4,008
Deferred income taxes	206	65
Other assets, net	1,632	1,466
Total Assets	$88,861	$79,016

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt and capital leases	$8	$21
Accounts payable	4,513	3,951
Deferred revenue	505	579
Accrued liabilities	2,971	2,609
Total Current Liabilities	7,997	7,160

Long-term debt and capital leases	2	14
Deferred revenue	306	282
Other long-term liabilities	1,135	1,372
Total Liabilities	9,440	8,828

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 11,235 and 10,864	112	109
Additional paid-in capital	57,652	55,402
Deferred stock-based compensation	(171)	(310)
Accumulated other comprehensive loss - unrealized holding losses on investments	(50)	(17)
Retained earnings	21,878	15,004
Total Shareholders’ Equity	79,421	70,188
Total Liabilities and Shareholders’ Equity	$88,861	$79,016

(1) Derived from Cascade Microtech's audited financial statements as of December 31, 2004.

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$18,987	$17,059	$55,959	$46,013

Cost of sales	10,110	9,400	29,251	25,888
Deferrred stock-based compensation	11	19	33	58
Gross profit	8,866	7,640	26,675	20,067

Operating expenses:
Research and development (excludes $6, $10, $14 and $26, respectively, of amortization of deferred stock-based compensation)	1,752	1,368	5,056	4,026
Selling, general and administrative (excludes $24, $50, $60 and $204, respectively, of amortization of deferred stock-based compensation)	4,915	4,190	14,675	12,165
Deferred stock compensation	30	60	74	230
	6,697	5,618	19,805	16,421

Income from operations	2,169	2,022	6,870	3,646

Other income (expense):
Interest income	276	23	746	69
Interest expense	—	(107)	(16)	(361)
Other, net	(18)	31	772	225
	258	(53)	1,502	(67)

Income before income taxes	2,427	1,969	8,372	3,579
Provision for income taxes	279	541	1,498	539
Net income	2,148	1,428	6,874	3,040
Accretion of redeemable stock and loss on redemption	—	38	—	113
Net income attributed to common shareholders	$2,148	$1,390	$6,874	$2,927

Basic net income per share attributed to common shareholders	$0.19	$0.27	$0.63	$0.57

Diluted net income per share attributed to common shareholders	$0.18	$0.17	$0.58	$0.37

Shares used in per share calculations:
Basic	11,154	5,187	10,979	5,169
Diluted	11,933	8,257	11,783	8,269

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$6,874	$3,040
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,438	1,533
Amortization of deferred stock-based compensation	107	288
Loss on disposal of fixed assets	47	1
Deferred income taxes	(275)	(895)
Tax benefit from stock options exercised	683	—
(Increase) decrease in:
Accounts receivable, net	(3,375)	(2,601)
Inventories	(291)	(1,287)
Prepaid expenses and other	(1,228)	(721)
Increase (decrease) in:
Accounts payable	562	1,552
Deferred revenue	(50)	331
Accrued and other long-term liabilities	125	1,258
Net cash provided by operating activities	4,617	2,499

Cash flows from investing activities:
Purchase of marketable securities	(31,184)	(3,964)
Proceeds from sale of marketable securities	26,842	6,114
Purchase of fixed assets	(1,216)	(575)
Investment in patents and other assets	(402)	(542)
Net cash provided by (used in) investing activities	(5,960)	1,033

Cash flows from financing activities:
Principal payments on capital lease obligations	(25)	(37)
Principal payments on long-term debt	—	(1,500)
Additional IPO costs	(99)	—
Proceeds from other issuances of common stock, net	1,702	162
Payments to repurchase common stock	—	(198)
Net cash provided by (used in) financing activities	1,578	(1,573)

Increase in cash and cash equivalents	235	1,959

Cash and cash equivalents:
Beginning of period	2,033	4,461
End of period	$2,268	$6,420

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$306
Cash paid for income taxes, net	2,127	1,864

Noncash financing activities:
Reversal of deferred stock compensation and additional paid in capital	$33	$266
Unrealized loss on investing activities	33	12

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from our 2004 Annual Report on Form 10-K. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$4,907	$4,665
Work-in-process	1,155	1,548
Demonstration goods	1,676	1,297
Finished goods	2,733	2,670
	$10,471	$10,180

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$2,148	$1,390	$6,874	$2,927
Add - stock-based compensation included in reported net income , net of tax	34	58	87	244
Fair value of stock-based employee compensation, net of tax	(306)	(286)	(982)	(594)
Net income, pro forma	$1,876	$1,162	$5,979	$2,577
Basic net income per share:
As reported	$0.19	$0.27	$0.63	$0.57
Pro forma	$0.17	$0.22	$0.54	$0.50
Diluted net income per share:
As reported	$0.18	$0.17	$0.58	$0.37
Pro forma	$0.16	$0.15	$0.51	$0.33

To determine stock-based compensation included in reported net income, net of tax, we used a tax rate approximating our effective tax rate of 11.5% and 17.9%, respectively, for the three and nine-month periods ended September 30, 2005 and 27.5% and 15.1%, respectively, for the three and nine-month periods ended September 30, 2004. To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock Option Plan
Risk-free interest rate	4.01%	3.36%	3.77% - 4.17%	2.79% - 3.93%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected lives	6 years	6 years	6 years	6 years
Expected volatility	68.4%	63.0%	67.4% - 68.9%	63.0% - 69.0%

Employee Stock Purchase Plan
Risk-free interest rate	3.79%	—	2.85% - 3.79%	—
Expected dividend yield	0.0%	—	0.0%	—
Expected lives	6 months	—	6 months	—
Expected volatility	43.7%	—	43.7% - 56.0%	—

Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans, an Interpretation of APB Opinion No. 15 and 25” (“FIN 28”).

We account for stock options issued to consultants and other service providers pursuant to SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With, Selling Goods or Services.” Accordingly, the value of the stock options is determined based on the fair value of the services or other consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The value is recognized as expense over the period the service is provided or upon receipt of the other consideration. There were no stock options granted to consultants or other service providers during the first nine months of 2005 or 2004.

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

Note 4.  Earnings Per Share

We compute net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method and assumed conversions of preferred stock, if dilutive. In addition, upon assumed conversion of the preferred stock, the accretion of redeemable stock is added back to net income. Accordingly, the net income used for calculating net income per share for the three and nine month periods ended September 30, 2004 was $1,428,000 and $3,040,000, respectively.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Shares used to calculate basic earnings per share	11,154	5,187	10,979	5,169
Dilutive effect of:
Outstanding stock options	779	724	804	754
Redeemable and convertible preferred stock	—	2,346	—	2,346
Shares used to calculate diluted earnings per share	11,933	8,257	11,783	8,269

Shares issuable pursuant to stock options not considered as they would have been antidilutive	—	—	272	59

Note 5.  Comprehensive Income

Comprehensive income includes net income and unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding losses were $2,000 and $33,000, respectively, in the three and nine month periods ended September 30, 2005 and, as of September 30, 2005, total unrealized holding losses were $50,000. In the three-month period ended September 30, 2004 there were unrealized holding gains of $4,000, whereas in the nine-month period ended September 30, 2004 there were unrealized holding losses of $12,000 and, as of September 30, 2004, total unrealized holding losses were $6,000.

Note 6.  Product Warranty

We estimate a liability for costs to repair or replace products under warranties for a period of approximately six months and technical support costs when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. The liability for product warranties is included in accrued liabilities on our condensed consolidated balance sheet.

Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2005	2004
Warranty accrual, beginning of period	$365	$178
Reductions for warranty charges	(407)	(338)
Additions to warranty reserve	437	459
Warranty accrual, end of period	$395	$299

Note 7. Other Assets

Included in other long-term assets on our balance sheet are capitalized costs related to patents. The gross amount of these costs and the related accumulated amortization were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Patents	$3,783	$3,435
Accumulated amortization	(2,431)	(2,251)
	$1,352	$1,184

Amortization expense totaled $61,000 and $180,000, respectively, in the three and nine-month periods ended September 30, 2005 and $57,000 and $152,000, respectively, in the three and nine-month periods ended September 30, 2004.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Accrued compensation and benefits	$1,888	$1,527
Accrued warranty	395	365
Other	688	717
	$2,971	$2,609

Note 9. Related Party Activity

As of September 30, 2005, Agilent Technologies held 798,957 shares, or approximately 7.1%, of our common stock. Information regarding transactions with Agilent is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales to Agilent	$568	$579	$2,084	$1,202
Purchases from Agilent	107	149	441	243
Royalties paid to Agilent	3	1	9	7

	September 30,	December 31,
	2005	2004
Receivable from Agilent	$507	$328
Payable to Agilent	58	79

Note 10. Segment Reporting

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams of engineering products and pyramid products.

The Chief Operating Decision Maker has determined that the additional information previously prepared is arbitrary and does not provide useful information upon which to base operating decisions. As of January 2005, we only collect revenue data for each segment. Accordingly, the data for the three and nine-month periods ended September 30, 2004 has been reclassified to conform to the current period presentation.

The following table summarizes revenue for each of our business segments. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

	EPD	PPD	Total
Three Months Ended September 30, 2005
Revenue from sales to external customers	$16,445	$2,542	$18,987

Three Months Ended September 30, 2004
Revenue from sales to external customers	$15,496	$1,563	$17,059

Nine Months Ended September 30, 2005
Revenue from sales to external customers	$49,158	$6,801	$55,959

Nine Months Ended September 30, 2004
Revenue from sales to external customers	$42,136	$3,877	$46,013

We are not able to provide revenue by product line or group of similar products as it would be impracticable to do so.

Note 11. New Accounting Pronouncements

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  We adopted SFAS No. 153 on July 1, 2005.  SFAS No. 153 did not have any effect on our financial position, results of operations or cash flow.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

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

•                  There is no assurance that products recently introduced for the micro-fluidics industry will generate revenues and profits.

We have recently introduced new products for use in the micro-fluidics industry. To date there has been no significant revenue from these products and there can be no assurance that significant revenues will be achieved by this product line in the future. In addition, we cannot assure you that we shall bring new products for this industry to market in a timely and cost-effective manner and that any new product will gain market acceptance.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future.  300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs.

Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 30.5% and 33.8% of our total Engineering Products Division revenue in the three and nine-month periods ended September 30, 2005, respectively, compared to 36.9% and 29.1% in the three and nine-month periods ended September 30, 2004, respectively.

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

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips.  A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in the first nine months of 2005 and in all of 2004 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

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

Deferred stock-based compensation includes the amortization of value attributed to stock options granted during the one-year period prior to filing our registration statement for our initial public offering in 2004. The stock options granted during this period were granted at the fair market value of our common stock on the date of grant, as determined by our Board of Directors, and are accounted for using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Given the lack of an active public market for our outstanding common stock at the time, our Board of Directors established estimates of fair value for our common stock, as well as for options to purchase our common stock, based on factors such as recent negotiated transactions, our financial condition and recent operating results, our competitive position and future prospects and analysis of financial data of comparable public companies.

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

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and deferred stock-based compensation	53.3	55.2	52.3	56.4
Gross profit	46.7	44.8	47.7	43.6
Operating expenses:
Research and development	9.2	8.0	9.0	8.8
Selling, general and administrative	25.9	24.6	26.2	26.4
Deferred stock-based compensation	0.2	0.4	0.1	0.5
Total operating expenses	35.3	32.9	35.4	35.7
Income from operations	11.4	11.9	12.3	7.9
Other income (expense), net	1.4	(0.3)	2.7	(0.1)
Income before income taxes	12.8	11.5	15.0	7.8
Provision for income taxes	1.5	3.2	2.7	1.2
Net income	11.3	8.4	12.3	6.6
Accretion of redeemable stock and loss on redemption	—	0.2	—	0.2
Net income attributed to common shareholders	11.3%	8.1%	12.3%	6.4%

(1)  Percentages may not add due to rounding.

Revenue increased $1.9 million, or 11.3%, to $19.0 million in the three months ended September 30, 2005 compared to $17.1 million in the three months ended September 30, 2004 and increased $10.0 million, or 21.6%, to $56.0 million in the nine months ended September 30, 2005 compared to $46.0 million in the nine months ended September 30, 2004.

Revenue in the Engineering Products Division increased $0.9 million, or 6.1%, to $16.4 million in the three months ended September 30, 2005 compared to $15.5 million in the three months ended September 30, 2004 and increased $7.0 million, or 16.7%, to $49.2 million in the nine months ended September 30, 2005 compared to $42.1 million in the nine months ended September 30, 2004. The increases in revenue were primarily due to a 17.3% and a 30.6% increase, respectively, in unit sales of our engineering probe stations in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004.  The increases related to improved unit sales were partially offset by overall decreases in average order total of 12.9% and 7.2%, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004.  Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The decrease in the overall average order total included decreases for both 300mm and non-300mm stations in the three month period, while the nine-month period continues to reflect an increase in the average order total for 300mm stations. The 300mm average station order total decreased 2.6% and increased 5.3%, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004, while the non-300mm average station order total decreased 6.3% and 16.8%, respectively, in the same time periods. The increase in average order total for our 300mm stations in the nine-month period ended September 30, 2005 was primarily attributable to an increase in accessories sold with the stations.  The decrease in average order total for our 300mm stations in the three-month period ended September 30, 2005 was primarily due to an unusually high average order total comparison from the third quarter of 2004 due to the sale of units with additional accessories in the third quarter of 2004.  The decreases in the non-300mm average station order totals were due primarily to the sale of a new, lower cost version of one of our preexisting 200mm stations.  While we currently sell a larger number of non-300mm engineering probe stations than 300mm engineering probe stations, we expect the trend of increased unit sales of 300mm probe stations to continue throughout 2005 and into 2006 as the industry continues to shift to 300mm fabrication facilities and as chip structures continually become increasingly complex.

Revenue in the Pyramid Probe Division increased $0.9 million, or 62.6%, to $2.5 million in the three months ended September 30, 2005 compared to $1.6 million in the three months ended September 30, 2004 and increased $2.9 million, or 75.4%, to $6.8 million in the nine months ended September 30, 2005 compared to $3.9 million in the nine months ended September 30, 2004. These increases were due to increases in the number of production probe cards that we sold.  While our Pyramid probes still represent a small portion of our customers’ total probe card purchases, many of our large customers are now ordering our Pyramid probes for numerous, mainstream, high-volume logic test applications, displacing their historical purchases of cantilever and vertical probe cards. We continue to have a significant share of the market in probe cards for wireless devices. We also expect to continue to increase our non-wireless production probe card applications for a variety of wirebonded chip types.  We have been adding probe card capabilities in the form of headcount and equipment over the past several quarters, however, given the level of demand, our lead times have increased.  We expect to continue to add headcount and equipment in the coming quarters in order to shorten the lead times.

Cost of Sales and Gross Profit

Cost of sales increased $0.7 million, or 7.6%, to $10.1 million in the three months ended September 30, 2005 compared to $9.4 million in the three months ended September 30, 2004 and increased $3.4 million, or 13.0%, to $29.3 million in the nine months ended September 30, 2005 compared to $25.9 million in the nine months ended September 30, 2004. These increases were primarily due to the increases in revenue discussed above, partially offset by improvements in gross profit as a percentage of revenue discussed below.

Our gross profit increased $1.3 million, or 16.0%, to $8.9 million in the three months ended September 30, 2005 compared to $7.6 million in the three months ended September 30, 2004 and increased $6.6 million, or 32.9%, to $26.7 million in the nine months ended September 30, 2005 compared to $20.1 million in the nine months ended September 30, 2004. These increases in our gross profit were primarily attributable to the increased demand and production volumes of our products.

Gross profit as a percentage of revenue increased to 46.7% in the three months ended September 30, 2005 compared to 44.8% in the three months ended September 30, 2004 and increased to 47.7% in the nine months ended September 30, 2005 compared to 43.6% in the nine months ended September 30, 2004. The increases in our gross profit were primarily due to absorption of fixed costs as sales volumes increased, partially offset by a shift in mix to more non-300mm systems as compared to 300mm systems in the 2005 periods compared to the 2004 periods.  We achieve lower gross profit as a percentage of revenue on our non-300mm systems than we do on our 300mm systems.

Research and Development

Research and development expenses increased $0.4 million, or 28.1%, to $1.8 million in the three months ended September 30, 2005 compared to $1.4 million in the three months ended September 30, 2004 and increased $1.1 million, or 25.6%, to $5.1 million in the nine months ended September 30, 2005 compared to $4.0 million in the nine months ended September 30, 2004. The increases in research and development costs were primarily due to increases in contractor fees for new product development efforts and increases in employee wages and related costs due to headcount increases and salary adjustments in the latter half of 2004 as detailed below:

	Three months ended September 30, 2005 compared to three months ended September 30, 2004	Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
Amount of increase due to:
Contractor fees	$106,000	$341,000
Employee wages and related costs	208,000	610,000

Selling, General and Administrative

SG&A expense increased $0.7 million, or 17.3%, to $4.9 million in the three months ended September 30, 2005 compared to $4.2 million in the three months ended September 30, 2004 and increased $2.5 million, or 20.6%, to $14.7 million in the nine months ended September 30, 2005 compared to $12.2 million in the nine months ended September 30, 2004. The increases were primarily due to increases in representative commissions, due to both the increases in revenues as well as an increase in the commission rate in the 2005 periods compared to the 2004 periods, increases in employee wages and related costs due to headcount increases and salary adjustments in the latter half of 2004, increases in travel and industry trade show costs, increases in legal and patent costs and increases in other costs related to being a public company, including director and officer insurance, accounting fees and Sarbanes-Oxley Act compliance consultants as detailed below:

	Three months ended September 30, 2005 compared to three months ended September 30, 2004	Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
Amount of increase due to:
Representative commissions	$54,000	$481,000
Employee wages and related costs	161,000	369,000
Travel and trade show	88,000	307,000
Legal and patent costs	16,000	156,000
Public company costs	383,000	1,006,000

This increase in the nine-month period ended September 30, 2005 was partially offset by $180,000 of severance in the nine-month period ended September 30, 2004, which was not repeated in the 2005 period.

We anticipate that SG&A expenses will continue to increase in 2005 compared to 2004 due to increased commissions and additional legal, accounting, insurance and reporting expenses related to being a public company.

Deferred Stock-Based Compensation

Total deferred stock-based compensation was $41,000 and $107,000, respectively, in the three and nine-month periods ended September 30, 2005 compared to $79,000 and $288,000 in the comparable periods of 2004.  The decreases in the 2005 periods compared to the 2004 periods were due to our accelerated amortization method, wherein more expense is amortized in the early periods. In addition, the reversal of $266,000 of deferred stock-based compensation in the nine months ended September 30, 2004, which included a reversal of $117,000 related to the termination of our former Chief Financial Officer in the second quarter of 2004, lowered our future amortization.

Other Income (Expense)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $276,000 and $746,000, respectively, in the three and nine-month periods ended September 30, 2005 compared to $23,000 and $69,000, respectively, in the comparable periods of 2004. The increases were primarily due to the increase in our invested balances as a result of proceeds received from our initial public offering in December 2004.

Interest expense of $16,000 in the nine months ended September 30, 2005 relates to interest on our $7.0 million note payable for the portion of the 30-day prepayment notice period that occurred in January 2005.  We gave notice of prepayment and prepaid the remainder of our $7.0 million note payable and related interest in late December 2004. Interest expense of $107,000 and $361,000, respectively, in the three and nine-month periods ended September 30, 2004 represents interest on the $7.0 million note payable, which resulted from the conversion of our Series C preferred stock in the fourth quarter of 2003.

Other income (loss), net totaled $(18,000) and $772,000, respectively, in the three and nine-month periods ended September 30, 2005 compared to $31,000 and $225,000, respectively, in the comparable periods of 2004. Other income was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Foreign currency translation gain (loss)	$(46)	$3	$(55)	$28
Foreign currency transaction gain	54	29	165	201
Settlement income from a service provider	—	—	700	—
Other	(26)	(1)	(38)	(4)
	$(18)	$31	$772	$225

The settlement income from a service provider was fully recognized in the second quarter of 2005 ended June 30, 2005 and we do not anticipate any additional settlement income in future periods.

Income Taxes

Our provision for income taxes totaled $1.5 million, or 17.9%, of income before income taxes in the nine months ended September 30, 2005.  Our tax rate differs from federal statutory tax rates primarily due to higher non-taxable income for both federal and state income tax purposes, utilization of tax credits and the release of prior year valuation allowances since management believes the benefit of these credits is more likely than not to be utilized in future years.

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards.  We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required.  To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets.  In the first nine months of 2005, we released $209,000 of valuation allowance related to the future realization of foreign tax credits and foreign net operating losses.  We now believe it is more likely than not that the benefit of these credits and losses will be realized in future periods based on anticipated future profits.  The valuation allowance as of September 30, 2005 was $1.5 million compared to $1.8 million as of December 31, 2004.

At September 30, 2005, we had net deferred tax assets on our balance sheet totaling $1.9 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Accretion of Redeemable Stock

Accretion of redeemable stock in the three and nine months ended September 30, 2004 included accretion of our then outstanding redeemable common stock.  Upon completion of our initial public offering in December 2004, all outstanding redeemable stock converted to common stock and, therefore, we did not have any accretion of redeemable stock in the comparable 2005 periods.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $45.5 million at September 30, 2005, as well as from cash expected to be generated from operations.

Net cash provided by operating activities in the first nine months of 2005 was $4.6 million and consisted of net income of $6.9 million and non-cash expenses of $1.5 million, offset by net changes in our operating assets and liabilities. These changes are described below.

Accounts receivable, net increased to $17.0 million at September 30, 2005 from $13.6 million at December 31, 2004 primarily due to increased sales, as well as a larger dollar amount of sales in the last month of the third quarter of 2005 compared to the last month of the fourth quarter of 2004. Our days sales outstanding was approximately 82 days at September 30, 2005 compared to 68 days at December 31, 2004.

Inventories increased to $10.5 million at September 30, 2005 compared to $10.2 million at December 31, 2004, primarily due to an increase in our demonstration inventory as we sold off some of our demonstration inventory in the fourth quarter of 2004 and replaced it in 2005. This increase was partially offset by decreases in our work-in-process and finished goods inventories.  We believe that our inventory levels at September 30, 2005 are adequate given our revenue projections for the fourth quarter of 2005.

Prepaid expenses and other current assets increased to $2.8 million at September 30, 2005 from $1.6 million at December 31, 2004 primarily due to increases in investment interest receivable and the value of foreign exchange contracts to hedge yen receivables due to strengthening U.S. dollar against the Japanese yen.

Accounts payable increased to $4.5 million at September 30, 2005 compared to $4.0 million at December 31, 2004 primarily due to increases in our raw material and repair inventory balances.

Accrued liabilities increased to $3.0 million at September 30, 2005 compared to $2.6 million at December 31, 2004 primarily due to a $515,000 increase in accrued wages due to the timing of bi-weekly payroll dates resulting in 10 days accrued at September 30, 2005 compared to 5 days at December 31, 2004.  In addition, there was a $104,000 increase related to our employee stock purchase plan withholdings and a $58,000 increase in our vacation accrual due to earned hours exceeding those used for the period.  These increases were partially offset by a $231,000 decrease in the executive bonus accrual due to operating results for the first nine months of 2005 not reaching pre-established targets, a $112,000 decrease in taxes payable and a $100,000 decrease in our sales return reserve due to a large reserve in December 2004 for certain known shipments that were being returned that were not necessary at September 30, 2005.

Net cash used in investing activities of $6.0 million in the first nine months of 2005 resulted from $4.3 million used for the net purchase of marketable securities, $1.2 million used for the purchase of fixed assets and $0.4 million used for investment in patents and other assets.

Net cash provided by financing activities of $1.6 million in the first nine months of 2005 resulted from $1.7 million of proceeds from the exercise of employee stock options, partially being offset by $99,000 of additional costs related to our December 2004 initial public offering and $24,000 used for payments on capital lease obligations.

At September 30, 2005, we had an unused $150,000 standby letter of credit to be utilized in the event a customer requires certain guarantees. This letter of credit is collateralized by $150,000 of our cash and cash equivalents and expires August 14, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables and bookings positions. As of September 30, 2005, we had contracts outstanding for the purchase of Japanese yen totaling approximately $4.5 million, which mature through February 2006.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the translation of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. Because we have no variable interest rate debt outstanding at September 30, 2005, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percent increase in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of September 30, 2005, we held cash, cash equivalents and short-term marketable securities of $45.5 million. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income related to our cash, cash equivalents and marketable securities of approximately $455,000, assuming our September 30, 2005 balances remained constant. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair market value of our cash and cash equivalents.

As of September 30, 2005, we held long-term fixed rate investments of $5.6 million that consisted of municipal and corporate notes.  An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. Declines in interest rates over time would reduce our interest income from our long-term investments, as it is re-invested at current market interest rates.

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

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004.  In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.7 million.  As of September 30, 2005, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness.  No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

Item 5.  Other Information

Executive Compensation Plan

In August 2005, our Board of Directors approved the 2005 Executive Compensation Plan for the six-month period ending December 31, 2005 (the “Bonus Plan”).  The Bonus Plan establishes target bonus levels for each participant and will be paid based on the achievement of certain goals.  A copy of the Bonus Plan is attached to this Form 10-Q as exhibit 10.1.

Amendment to Employment Agreement of Steve Sipowicz

On October 27, 2005, we entered into the First Amendment to Executive Employment Agreement of Steven Sipowicz.  The amendment provides for all of Mr. Sipowicz’s unvested stock options to become immediately vested and exercisable and for them to remain exercisable for a period of one year upon his termination in connection with a change in control.  The original agreement provided for immediate vesting and exercisability for only a portion of Mr. Sipowicz’s unvested options upon termination in connection with a change in control as compared to all of the unvested options as provided for by this amendment.

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Cascade Microtech, Inc. 2005 Executive Compensation Plan for the Six-Month Period Ending December 31, 2005.
10.2	First Amendment to Executive Employment Agreement of Steven Sipowicz dated October 27, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)