Form 10-K
period 2005-12-31
CASCADE MICROTECH INC
filed 2006-03-16
CIK 864559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐
Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $77,669,883, computed by reference to the last sales price ($14.60) as reported by the Nasdaq SmallCap System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005).

The number of shares outstanding of the registrant’s common stock as of March 9, 2006 was 11,406,549 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2005 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Consolidated Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking, including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks listed in Item 1A below.

We do not guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Overview

We design, develop and manufacture advanced wafer probing solutions for the electrical measurement of high performance chips. We design, manufacture and assemble our products in Beaverton, Oregon, with global sales, service and support centers in North America, Europe, Japan and Singapore. We were incorporated and introduced our first commercial products in 1984.

Our products include engineering probe stations, analytical probes, production probe cards, application software and services. Engineering probe stations address the need for precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes and application software, as well as accessories from third parties. In addition, we design and build custom engineering probe stations to address the specific requirements of our customers. Analytical probes are used as consumable components of our engineering probe stations. Our production probe cards are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. We refer to analytical probes and production probe cards as consumables, as they are routinely replaced during the testing process. We also generate revenue through the sale of service contracts to our customers.

To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years. Our production probe card revenue, however, has increased as a percentage of total revenues in 2005 and we expect that trend to continue in 2006.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can obtain some of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.cascademicrotech.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 503-601-1000.

Industry Background

During the last decade, growth in the computer, telecommunications, consumer and industrial electronics markets has increased demand for chips. The Semiconductor Industry Association estimates that worldwide semiconductor sales totaled $227 billion in 2005 and are expected to grow to $309 billion in 2008. To reduce the cost and increase the performance of electronic products, chips have become smaller and faster and incorporate greater levels of functionality at a lower price. Advancements in manufacturing technologies, such as smaller chip elements, new materials, and larger wafer sizes have permitted manufacturers to meet these requirements. However, these advancements in chip manufacturing technologies have led to increasing challenges in the design, manufacturing and testing of chips.

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

Our engineering products business and operating results depend in significant part on the level of capital expenditures related to semiconductor research and development, which, in turn, depends upon current and anticipated market demand for chips. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply, which has often resulted in a reduction in demand for our products. While our financial results are impacted by cycles within the semiconductor industry, we believe our business cycles are typically less pronounced than those of other semiconductor equipment companies. We believe this is due to our greater reliance on our customers’ research and development capital spending and usage of test consumables rather than on our customers’ spending to increase production capacity. Capital spending aimed at increasing production capacity is one of the first areas in which most semiconductor manufacturers reduce spending in an industry downturn.

Products

We design, manufacture and sell multiple product lines, including engineering probe stations, analytical probes, production probe cards, application software, and various services. An engineering probe station is used in conjunction with our application software and analytical probes to test chips in wafer form, together forming an engineering probing system. Analytical probes electrically connect test equipment to the chips under test and are sold as consumable components of, and are mounted into, engineering probe stations.

Engineering probing systems are required in the development of new generations of chip processes and designs, and we expect that the demand for engineering probing systems will continue to grow approximately at the rate of worldwide semiconductor revenues. The process development complexities and costs have continually increased as each generation of semiconductor process has required the integration of more layers of smaller chip elements incorporating a longer list of new materials. Engineering probing systems are a basic tool for characterizing and verifying the electrical performance, reliability, and repeatability of the new chip elements.

Engineering Probe Stations.  We offer engineering probe stations for 300mm, 200mm and 150mm or smaller wafer sizes. Engineering probe stations are highly configurable depending upon the size and type of wafer, the particular characteristics of the chip that the customer is testing, the required measurements, the temperatures at which the chip is tested and the test equipment that the customer is using. Our engineering probe stations are available in either manual or semiautomatic versions. We also offer many probe station accessories, including thermal control systems, special cables and connectors, microscopes, lasers, cameras and other items.

300mm wafer technology more than doubles the available area on a wafer, increasing the number of chips per wafer and reducing per unit manufacturing costs compared to 200mm wafers. While many industry players continue to ramp up 300mm wafer volumes, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our non-300mm probing systems an important component of our revenue stream for the foreseeable future.

In early 2005 we introduced the Pureline option for our 200mm and 300mm probe stations. Pureline extends the low-current and low-voltage measurement capabilities of these stations, thus extending our performance and technology lead vs. competitive stations.

In mid-2005 we introduced a new microscope product for our 300mm and 200mm probe station families we call the eVue microscope. This is a high-performance digital microscope with advanced and unique navigation and probing-specific features. eVue enables us to address and differentiate our offerings in new application segments within engineering wafer probing. One of our stated growth strategies is to work with strategic partners to deliver new solutions, and the eVue microscope is the result of one such relationship.

Another of our stated growth strategies is to expand our end-market opportunities. In mid-2005 we announced the L-Series platform, our first standard products for life sciences applications. For several years biological researchers have been one of the niche groups using our engineering probe stations. These customers require sophisticated microscopy, sample environment control, electrical probing and mechanical manipulators. The L-Series adds to these capabilities microfluidic ports for delivery of precise quantities of liquids for microfluidics research.

Analytical Probes.  We offer over 50 different analytical probe models primarily for engineering test. The newer Infinity series probes are designed with unique probe tips derived from our proprietary lithographic manufacturing technology, and offer exceptional electrical contact on aluminum and copper pads. While our analytical probes are used primarily for engineering test, several of our analytical probes are also used in production testing of some high-frequency devices. In 2005 we continued to add new models of analytical probes that address higher frequency and higher complexity measurements.

Application Software.  Our proprietary WinCal software is specifically designed to facilitate and improve the user’s productivity during set-up, calibration and data-logging to perform sophisticated high frequency measurements accurately and reliably. During 2005 we introduced and began shipping our new platform, WinCal2006, which significantly enhances WinCal’s measurement capabilities and improves user productivity in making complex measurements.

Services.  In addition to routine installation services at the time of sale, we offer services to enable our customers to maintain and more effectively utilize our equipment, probes and software and to enhance our customer relationships.

Production Probe Cards. The fastest growing segment of our business is our production probe cards, also known as Pyramid probe cards. A probe card temporarily connects one or more chips on a wafer under test to a production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing. Depending upon the test environment, production probe cards may last for several hundred thousand to roughly 1 to 2 million contact cycles. Production card sales are driven by production unit volumes of the IC’s being tested.

One of our stated growth strategies is to grow the sales of consumables. In 2005, our probe card revenues were up 69% over 2004, comprising approximately 14% of total 2005 revenue. We achieved growth in demand from our customers in all geographical regions and expect the growth in production cards to continue during 2006.

As chip makers continue to decrease the cost of fabricating chip elements by about 25-30% per year, production test departments must similarly reduce chip test costs. A common strategy today is to increase the number of chips tested simultaneously, or parallel test. At the production wafer probe stage memory chips are typically tested 64 to 200 at a time. Comparatively, logic and mixed-signal chips are typically tested 2 to 8 at a time due to the higher number of connections per chip, increased test complexities, and in many cases, lower unit volumes. We focus our production probe card applications exclusively on logic and mixed-signal chip testing.

The value propositions driving our Pyramid Probe growth are several unique advantages that reduce the cost of production testing. First, Pyramid Probes provide a solid solution for decreased test costs through increased parallelism in logic test, an application that has become increasingly problematic for conventional cantilever probe cards on wirebonded chips. Second, for smaller and thinner chip pads Pyramid provides consistent electrical contact with less pad damage, especially for chips with low-k dielectrics or requiring higher reliability. Third, the cost of ownership of Pyramid cards is often lower than for conventional cards. Fourth, for RF or wireless chip applications Pyramid technology allows test speeds ranging to well above 20 GHz, which is many times the electrical performance of any other production probe card. Other benefits include superior electrical contact, less probe card maintenance, and less tester downtime for probe cleaning or repair.

The chips tested by Pyramid Probe cards were originally limited to mostly high-speed communications chips and wireless chips, where testing benefited from the unique electrical performance. Pyramid sales for chips used in wireless and RF applications, such as cellular phones, wireless LAN, or Bluetooth products, continue to increase strongly due to the growth of those end applications as well as the trend to more thoroughly test these chips at the wafer level before assembling them into more expensive modules. The other major Pyramid application today is parallel test of wirebonded logic chips for a wide range of end applications. Such chips include various microcontrollers, digital signal processors, data converters, power management chips, application-specific standard products (“ASSPs”) and others.

Customers and Geographic Revenue

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and engineering probe stations for research and development and purchase, or direct their foundries to purchase, our Pyramid Probe cards to test chips manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 20 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, seminars on topics such as measurement techniques, and proactive service calls. This close interaction has helped us build a consistently loyal customer base. More than 800 customers purchased our products in 2005. Our top 20 end-user customers during 2005 were: Agilent, Broadcom, Chartered Semiconductor, Freescale, Fujitsu, Hitachi, Hynix Semiconductor, IBM, Infineon, Intel, Micron Technology, NEC, Raytheon, RF Micro Devices, Samsung, Sony, Spansion, ST Microelectronics, Taiwan Semiconductor Manufacturing Company and Texas Instruments.

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

In 2005 and 2004, no single customer accounted for 10% or more of our total revenues. In 2003, sales of our products to IBM represented 11% of our total revenue. Our top 10 customers accounted for approximately 33%, 34%, and 34% of our total revenue in each of 2005, 2004 and 2003, respectively.

International sales accounted for more than 50% of our total revenue in each of 2005, 2004 and 2003. Two foreign countries, Japan and Taiwan, had revenues that totaled 10% or more of our total revenues in 2005, 2004 or 2003. Geographic revenue was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$23,877	$24,762	$24,708
Japan	15,085	14,909	11,838
Taiwan	7,612	6,853	3,631
Other	27,063	17,891	10,379
	$73,637	$64,415	$50,556

Segments

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams of engineering products and Pyramid probe products.

The following table summarizes revenue for each of our business segments. We do not track our operating income or assets on a segment level, and, accordingly, that information is not provided (in thousands):

	Year Ended December 31,
Revenue from sales to external customers	2005	2004	2003
EPD (Engineering Products Division)	$63,566	$58,467	$47,345
PPD (Pyramid Probe Division)	10,071	5,948	3,211
	$73,637	$64,415	$50,556

We are not able to provide revenue by product line or group of similar products within a division as it would be impracticable to do so.

Technology

We are a leading innovator in developing electrical measurement, or metrology, and production test tools. One of our stated growth strategies is to continue to develop next-generation technologies. We have focused our research and development efforts on enabling our customers to take more precise electrical measurements in less time, on smaller and more dense devices, and with more robustness. Our core technologies include:

•                  Broadband/High-Frequency/High Speed Interconnects and Probing.  In 1983, our founders created the first microwave analytical probes that enabled the first on-wafer 18 GHz measurements and accelerated the commercialization of gallium arsenide chips. We use and maintain a wide variety of design, verification, fabrication and calibration technologies for high-frequency probes and interconnections. For example, we have developed a complete library of high-frequency circuit elements for our Pyramid probe layouts, similar to passive element libraries for chip foundries. We believe that these technologies provide a competitive advantage by allowing us to more effectively design and commercialize production probe cards and analytical probes.

•                  Precise Low-Level Measurements.  In 1993, we were first to commercialize a shielded probe station utilizing our patented MicroChamber technology that increased thermal measurement productivity by 10 times and current measurement resolutions by 1,000 times. Many of our engineering probe stations feature MicroChambers, which ensure a dark, electrically noise-free measurement environment to enable low-current measurements over a wide thermal range. Our engineering probe stations also incorporate our proprietary low-noise thermal chuck technologies that increase measurement integrity and reduce the time required to take precise measurements. These features, in turn, increase the number of chips that can be tested or measured in a given amount of time. During 2005 we introduced our Pureline option, which implements our latest probe station technologies for improved low-current and low-voltage measurements.

•                  Microfabrication.  Since 1990, we have shipped products that utilize our proprietary lithographic manufacturing processes for depositing, lithographic patterning, etching and plating probe structures on flexible substrates that are similar to the processes used in making chips. Our proprietary Pyramid technology has been under development since 1992 and continues to evolve and improve. At the center of a Pyramid probe card, tester connections converge on the chips under test through our unique, lithographically defined microscopic probe tips and electrical interconnection wiring. We print the patented probe tips and interconnects on a flexible substrate in much the same manner as chips or circuit boards are printed, but with our unique materials and probe designs. Our processing continues to mature and evolve, enabling faster delivery times, larger probe areas, smaller tip dimensions and interconnects, and wider test temperature ranges. As chip elements continue to shrink, we expect to be able to scale and evolve our lithographic processes to continue to meet our customers’ requirements.

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

In North America and Asia, excluding Japan, Singapore and Malaysia, we sell our products through manufacturers’ representatives and a direct sales force. In Japan, we sell through Cascade Microtech Japan, K.K., our direct sales and service subsidiary. In Singapore and Malaysia, we sell through our branch office, Cascade Microtech Singapore. We are currently in the process of establishing a distribution sales office in China and a direct sales office in Taiwan. In Europe, we primarily sell through distributors and manufacturers’ representatives managed by Cascade Microtech Europe, Ltd., our direct sales and service subsidiary in the United Kingdom. We also sell certain products directly in Germany, Austria, Switzerland France, the Benelux countries, Italy and Spain. In other countries, we typically sell through manufacturers representatives or distributors. Our sales managers oversee and manage these worldwide sales activities.

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

We focus our marketing efforts on building awareness of our products among designers and manufacturers of complex semiconductors. We market our products and capabilities by participating in trade shows, providing product and technical information in print and on our website, hosting technical and product seminars, advertising in trade publications and using direct mailings. In addition, our marketing staff performs market research and product planning. We also participate in joint sales and marketing activities with complementary equipment and software vendors to offer our customers complete test solutions. These relationships benefit us because they can lead to broader awareness and increased sales of our products.

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expenses were $7.0 million in 2005, $5.7 million in 2004 and $5.4 million in 2003. These amounts are net of customer reimbursements of $0, $94,000 and $248,000, respectively, in 2005, 2004 and 2003 for work on a joint project. We did not expend material amounts on customer-sponsored research and development in 2005, 2004 or 2003. In addition, we do not currently have any agreements with third parties for joint research and development projects. We are currently devoting substantial resources to projects such as releasing new Pyramid Probe products and manufacturing processes, developing faster, higher accuracy analytical probes and enhancing the functionality of our 300mm engineering probe stations. At December 31, 2005, we employed 45 research and development engineers. We conduct research and development for all of our product lines at our Beaverton, Oregon facilities.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly in Beaverton, Oregon at our manufacturing facility within our headquarters building, at our Pyramid Probe microfabrication and assembly facility and at our machine shop. Our microfabrication facility includes a 10,000 square foot clean room. Our manufacturing strategy is to purchase components from vendors to the extent possible. However, we manufacture key components that we deem to be proprietary or that provide us with a competitive advantage. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

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

When fully equipped and staffed, the capacity of our probe card microfabrication facility is estimated to be about $40 million annually with our current probe card product mix. We are currently using less than one third of the facility’s capacity. In the near term, our probe card growth rate, therefore, relies on our ability to recruit and train enough top-quality people for product fulfillment and field support. We have stepped up our recruiting efforts and we expect to make further investments in equipment to expand production run rates during 2006.

Competition

The markets for engineering probe stations, analytical probes and production probe cards are highly competitive. We anticipate that the markets for our products will continually evolve and be subject to rapid technological change.

Engineering Probe Stations.  Our primary competitor in the engineering probe station market is Suss MicroTec AG (Karl Suss), but we also compete with Bekutasemikon K.K., Lucas/Signatone Corporation, The Micromanipulator Company Inc. and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the engineering probe station market are measurement accuracy and versatility, measurement speed, automation features, completeness of the measurement solutions, applications support, delivery time and price. We compete favorably with respect to these factors, except in small niche markets where customers seek solutions that provide highly specialized testing environments.

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

Production Probe Cards.  Competition in the production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc. and others. At least three probe card vendors, FormFactor Inc., Mesatronics S.A. and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of customer evaluation, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe market depend upon the type of chip being tested, but include customer service, delivery time, price, probe card lifetime, chip damage, application support, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of cleaning required. We believe that we generally compete favorably in probe cards for high frequencies and high-speed signals, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test, or that require delivery times of less than two weeks, or that require very high currents, such as some microprocessors.

Intellectual Property

Our success in large part depends on our proprietary technology. We do not depend on any one individual patent, instead relying on intellectual property, including patents and trade secrets, covering electrical measurement reliability and integrity, electrical shielding and the Pyramid Probe contact structure and production process. As of December 31, 2005, we had 88 issued patents and 50 pending patent applications in the U.S. and 55 issued foreign patents and 74 pending foreign patent applications. In addition, we regard certain of our processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

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

Seasonality

In the past, our business has experienced seasonality. Typically, our revenue has been lower in our fiscal first quarter than in our fiscal fourth quarter preceding it. However, revenue in the first quarter of 2005 was greater than the revenue in the fourth quarter of 2004 as strength in the Asian market outweighed the seasonality factors. We also expect our revenue in the first quarter of 2006 to be greater than our revenue in the fourth quarter of 2005 due to delays in closing certain orders in the fourth quarter of 2005. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter.

Employees

As of December 31, 2005, we had a total of 287 employees: 45 in engineering and research and development; 159 in manufacturing; and 83 in selling, general and administrative functions. Of these employees, 252 were located in the U.S., 17 were in Japan, 8 were in Great Britain, 7 were in Singapore, 1 was in Canada and 2 were in Taiwan. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

In addition, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead, which is currently used in some of the products we manufacture. We are working to modify our manufacturing processes to eliminate lead from products we put on the market by July 1, 2006 as required by the RoHS Directive. This may require us to make additional capital expenditures. In addition the costs associated with compliance may negatively impact our earning and competitive position. We are also working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products.

Further, we are working with selected customers who specify and/or provide specific components used in some of our products to choose components that comply with the RoHS Directive. Based upon current information available to us, we believe that we will be able to comply with RoHS Directive within the applicable time period. However, if we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As a producer of industrial electronic equipment, we may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Our products have been labeled in accordance with the WEEE Directive since before August 13, 2005, the WEEE implementation date. We determined the products we presently produce are exempt because they either meet the definition of “Large Scale Industrial Equipment,” or are passive or non-electrical accessories that do not function on their own. We have not incurred any costs or fees or penalties associated with non-compliance through March 3, 2006. Therefore, we have some confidence that we are interpreting the rules correctly. However, because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are still unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

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

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform within the next 12 months. At December 31, 2005 our backlog was $10.7 million compared with $12.1 million at December 31, 2004. We generally ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly all of our December 31, 2005 backlog in 2006. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

ITEM 1A. RISK FACTORS

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

For example, a large majority of our revenue in the last five years was derived from the research and development equipment spending of companies in the semiconductor industry or, to a much lesser extent, various research organizations, including universities, that conduct research that benefits the semiconductor industry. Our customers’ spending on research and development is roughly proportional to the customers’ overall revenues. Historically, semiconductor industry revenues have been highly cyclical. According to industry data, the semiconductor industry has experienced four significant cyclical downturns in the 22 years from 1983 through 2005. For example, our revenue increased approximately 37% from 1999 to 2000. In contrast our revenue decreased approximately 29% from 2001 to 2002 and increased approximately 27% and 14% from 2003 to 2004 and 2004 to 2005, respectively. Given this history, there is no reason to expect that our customers’ business and, therefore, their demand for our products, will be less cyclical in the future.

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

Our business is heavily dependent on the level of research and development spending of our customers, the volume of semiconductor production by semiconductor manufacturers, the development of new semiconductors and semiconductor designs and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and the products incorporating them. Semiconductor manufacturers in particular are known to sharply curtail their capital expenditures when confronted with an industry downturn, such as the downturns experienced from 1996 through 1998 and from 2001 through the first six months of 2003. We expect that the markets for future generations of semiconductors will also be subject to similar fluctuations. Furthermore, some segments of the semiconductor industry may experience greater fluctuations than others. We may not achieve or maintain our current or prior levels of revenue growth. Any factor adversely affecting the semiconductor industry in general, or the particular segments, regions or major customers of the industry that our products target, will adversely affect our ability to generate revenue and could cause us to experience operating losses.

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

As is the case with other companies in our industry, we have historically recognized a substantial portion of our revenue in the last month of each quarter because many of our customers defer purchasing decisions until late each quarter. Historically, we have often recognized more than 50% of our quarterly revenue in the third month of the quarter. We expect this trend to continue for the foreseeable future. As a result, our ability to meet the earnings expectations of analysts depends on our ability to not only generate customer orders in the third month of each quarter but also satisfy each of the various accounting requirements for recognizing the revenue generated by such sales prior to the end of the quarter. Moreover, our engineering probe stations typically range in price from $30,000 to $350,000 for a single unit, so a delay in the shipment of even one engineering probe station and the corresponding delay in recognition of revenue for the sale of probe stations, can have a very large impact on our quarterly results. If we are unable to generate a sufficient amount of sales during the last month of the quarter or if we are unable to recognize the revenue generated by sales made during this period, we could miss the earnings expectations of analysts or investors, which could cause the price of our common stock to decline.

Because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets, revenue in any quarter is substantially dependent upon customer orders received and fulfilled in that quarter.

Our revenue is difficult to forecast because we generally do not have a sufficient backlog of unfilled orders for our engineering probe stations, analytical probes and production probe cards to meet our quarterly revenue targets at the beginning of a quarter. Historically, a significant portion of our revenue in any quarter depends upon customer orders that we receive and fulfill in that quarter. Furthermore, because our expense levels are based in part on our expectations as to future revenue and, to a large extent, are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue in relation to our expectations and the expectations of analysts or investors could hurt our operating results and result in a decline in the price of our common stock. For example, in the fourth quarter of 2005, several large orders related to sales of our S300 systems were delayed, which resulted in a decline in our fourth quarter 2005 revenue below our expectations and a consequent decline in our operating profit for the quarter.

We continue to devote significant effort and resources to the growth and development of our Pyramid Probe products, which has had, and could continue to have, an adverse effect on our operating margins.

Our future growth depends, in part, on continued market adoption of, and growing demand for, our production probe cards. Large-scale market adoption of these products will depend on our ability to demonstrate the superior reliability and cost effectiveness of these products to potential customers and on the continued growth of the market for high-speed or complex chips. Production customers are generally very risk-averse when adopting new technologies that could affect their production output, especially a sole source supplier such as we are in the case of Pyramid Probes. We have devoted significant resources to the development and growth of these products in the past, and expect to devote significantly more investment in the form of people and equipment during 2006. If our production probe cards are not adopted in the market at a rate that is sufficient to offset the costs and resources that we devote to the development and promotion of these products, the future growth of our overall business and our operating margins would be adversely affected.

If we do not keep pace with technological developments in the semiconductor industry, especially the trend toward faster, smaller and lower cost chips, our revenue and operating results could suffer as potential customers decide to adopt our competitors’ products.

We must continue to invest in research and development and certain manufacturing capabilities to improve our competitive position and to meet the testing needs of our customers. Our future growth depends, in significant part, on our ability to work effectively with and anticipate the testing needs of our customers and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex chips that have smaller element sizes and at the same time are increasing in speed and functionality and becoming less expensive to produce. Our customers expect that they will be able to integrate our wafer probing products into their design and production processes as soon as they are deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product development and introduction on a timely basis require that we:

•                  design innovative and performance-enhancing features that differentiate our products from those of our competitors;

•                  identify emerging technological trends in our target markets, including new engineering and production test strategies;

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

There is no assurance that products recently introduced for micro-fluidics research for the life sciences industry will generate revenues and profits.

We have recently introduced new products for micro-fluidics research for the life sciences industry. To date there has been no significant revenue from these products and there can be no assurance that significant revenues will be achieved by this product line in the future. In addition, we cannot assure you that we shall bring new products for this industry to market in a timely and cost-effective manner and that any new product will gain market acceptance.

Intense competition in the semiconductor wafer probing business may reduce demand for our products and reduce our sales.

The markets for our products are highly competitive, and we expect competition to continue in the future. We believe that our principal competitors are the major providers of probe stations, production probe cards and analytical probes. Our primary competitor in the probe station market is Suss MicroTec AG (Karl Suss), but we also compete with Bekutasemikon, K.K., Lucas/Signatone Corporation, The Micromanipulator Company Inc., and Wentworth Laboratories Inc., among others. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe, Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe, Technoprobe S.r.l., Tokyo Cathode Laboratory Company, Ltd., Wentworth Laboratories Inc. and others. At least three probe card vendors, FormFactor Inc., Mesatronics S.A. and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. Our primary competitor in the analytical probe market is GGB Industries. These competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. We cannot assure you that we will maintain our current competitive position or that our production probe cards will achieve widespread acceptance in the market. Finally, increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance for our products, any of which could prevent us from growing our business.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers are unable to provide us with these materials, components or subassemblies in adequate quantities and on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. Certain of our product purchases for 2005 were from sole source suppliers. Although we were not forced to delay shipment of any product due to delays in 2005 related to such suppliers, from time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers, especially during periods of high demand for semiconductor capital equipment. The manufacture of some of the materials, components and subassemblies that we use in our products, such as thermal chucks and microscopes, is a complex process, and in the event that we cannot obtain an adequate supply of these components, it would be difficult and time-consuming to identify and qualify new suppliers. If some of the materials used in our lithographic probe manufacturing process become unavailable, it would be costly and time consuming to identify and qualify new suppliers. Moreover, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers. Finally, we do not have written agreements with any of these suppliers to guarantee the supply of these products.

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

Historically, we have derived a large majority of our revenue from the sale of our engineering probe stations. We anticipate that sales of our engineering probe stations will continue to represent a large majority of our revenue for the next few years. Our business depends in large part upon continued demand in current markets for, and adoption in new markets of, current and future generations of our engineering probe stations. In addition, while our analytical probes are sometimes sold to serve as components of test equipment manufactured by third parties, they are most often sold for use with our engineering probe stations. Continued market adoption depends upon our ability to increase customer awareness of the benefits of our engineering probe stations and to prove their reliability and cost effectiveness.

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

Since 1997, we have derived more than 50% of our annual revenue from sales outside North America, primarily in Japan, other Asian countries and Europe. No individual country within Asia, except Japan and Taiwan, and no individual country within Europe represented 10% or more of total revenue in 2005, 2004 or 2003. Geographic revenue was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$23,877	$24,762	$24,708
Japan	15,085	14,909	11,838
Taiwan	7,612	6,853	3,631
Other	27,063	17,891	10,379
	$73,637	$64,415	$50,556

We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. In the past, the economic climate in some foreign markets, particularly in Asia, has quickly and dramatically changed, resulting in a negative effect on our operating results. For example, during the Asian economic crisis that began in 1998, we saw a 34% decline in revenue in 1998 compared to 1997 from Asia not including Japan. We saw a 41% decrease in revenue from the same region in 2003 compared to 2001.

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

•                  the effects of sudden outbreaks of epidemics in Asia and other parts of the world; and

•                  the effects of terrorist attacks in the United States and any related conflicts or similar events worldwide.

The different cultures in countries where we do business often challenge us to meet or manage local expectations about how employees are hired, managed, compensated, or terminated. For example, most employees in Japan expect an organization wherein a manager’s direct reports are younger than the manager. In Europe, governments force the severance costs of a reduction in force action to be generally much higher than in the U.S.

Finally, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While most of our international sales have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries. Other income (expense), net in 2005, 2004 and 2003 includes the following currency related gains and losses (in thousands):

	Year Ended December 31,
	2005	2004	2003
Gains related to foreign currency hedges	$151,000	$74,000	$49,000
Remeasurement related foreign currency gains (losses)	(34,000)	132,000	318,000
	$117,000	$206,000	$367,000

We rely on independent manufacturers’ representatives and distributors for a significant portion of our revenue, and a disruption in our relationship with our manufacturers’ representatives or distributors would have a material adverse effect on our revenue.

Approximately 72% of our revenue for 2005 was generated through independent manufacturers’ representatives and distributors, whose activities are not within our direct control. In addition, in some locations, our manufacturers’ representatives and distributors provide field service to our customers. A reduction in the sales efforts or financial viability of these manufacturers’ representatives or distributors, or a termination of our relationship with these representatives or distributors, would have a material adverse effect on our sales, financial results and ability to support our customers. Our manufacturers representatives and distributors are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited or no prior notice. If we make the business decision to terminate or modify our relationships with one or more of our independent manufacturers’ representatives, or if a manufacturers’ representative decides to disengage from us, and we do not effectively and efficiently manage such a change, we could lose sales to existing customers and fail to obtain new customers. Establishing alternative sales channels would consume substantial time and resources, decrease our revenue and increase our expenses.

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

One or more of these internal and external factors, as well as other factors, including factors that a manufacturer may choose not to disclose publicly, could impact the decision to maintain a 300mm conversion schedule, to delay the conversion schedule for a period of time or to cancel the conversion. We have invested significant resources to develop technology that addresses the market for 300mm wafers. Beginning in 2003 and continuing into early 2005, we saw an acceleration in the transition from 200mm to 300mm technology but since then the rate of acceleration has declined. If manufacturers delay or discontinue the transition to 300mm wafers, or make the transition more slowly than we currently expect, our growth and profitability could be affected.

Failure to retain key managerial, technical, and sales and marketing personnel or to attract new key personnel could harm our business.

Our success depends on the continued services of our executive officers and other key management, technical, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Currently, our key personnel include Eric Strid, our Chairman, President and Chief Executive Officer, Bruce McFadden, our Vice President and General Manager, Pyramid Probe Division, Steven Sipowicz, our Chief Financial Officer, John Pence, our Vice President and General Manager, Engineering Products Division and K. Reed Gleason, our Vice President of Advanced Technology. Our executive officers and other key employees are able to exercise stock options and sell the underlying stock, which may reduce their incentive to continue their employment with us. The loss of key personnel could limit our ability to develop new products and adapt existing products to our customers’ evolving requirements and may result in lost sales and a diversion of management resources. Furthermore, much of our competitive advantage and intellectual property is based on the expertise, experience and know-how of our key personnel. We do not have employment agreements or non-competition agreements with any of our employees except for an employment agreement with our Chief Financial Officer. To support our future growth, we will need to attract and retain additional qualified management, technical, and sales and marketing employees. Competition for such personnel in our industry is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty expense totaled $624,000, $639,000 and $679,000, for 2005, 2004 and 2003, respectively. Although we are not currently seeking reimbursement from any vendors related to our warranty expense, we have in the past, and may again in the future, seek reimbursement from certain vendors. To the extent that we experience additional failures of purchased components that increase our warranty expenses that are not reimbursed by the vendor, our results of operations will be adversely affected.

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

We will continue to make investments in research and development to sustain and improve our competitive position and meet our customers’ needs. These investments currently include refining Pyramid Probe fabrication processes, developing higher performance Pyramid Probe cards and enhancing engineering probe stations for both 300mm and sub-300mm wafers. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position and meet our customers’ needs.

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

We are subject to a variety of federal, state and local laws, rules and regulations relating to the storage, use, discharge, disposal and human exposure to hazardous and toxic materials used in our thin-film fabrication facility and other manufacturing operations. The risk of a release of hazardous or toxic materials cannot be completely eliminated, and if such a release occurs, we could be held financially responsible for the cleanup or other consequences of the release. We are not aware of any releases at any of our facilities that could reasonably be expected to result in any material liabilities to us. Our past, present or future failure to comply with environmental laws and regulations could result in enforcement actions, substantial liabilities and suspension of production or cessation of operations in extreme situations. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or build new facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other substantial expenses which could harm our business, financial condition and results of operation. For example, the European

Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead, which is currently used in some of the products we manufacture. We are working to modify our manufacturing processes to eliminate lead from products we put on the market by July 1, 2006 as required by the RoHS Directive. We are working with our suppliers to redesign or reformulate their components containing lead to reduce or eliminate lead in our products. Further, we are working with selected customers who specify and/or provide specific components used in some of our products to choose components that comply with the RoHS Directive. For some of our products, substitutions of lead-free components or processes may be difficult or costly, or redesign efforts could result in production delays. The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As a producer of industrial electronic equipment, we may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. These environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes.

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

Our top four customers accounted for 16% and 18% of our revenue in 2005 and 2004, respectively. Our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of any of our significant customers.

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

The additional costs that we incur as a result of being a public company will affect our operating results.

We incurred incremental costs as a public company for additional expenses such as increased auditing and legal fees and director and officer liability insurance, which increased our operating expenses and make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short-term. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently enacted by the Securities and Exchange Commission, or the SEC, and the Nasdaq National Market have imposed new corporate governance requirements for listed companies. We expect these rules to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

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

Our executive officers and directors and their affiliates beneficially own approximately 32% of our outstanding shares of common stock. Consequently, these shareholders will have substantial influence over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Beaverton, Oregon. Our primary site contains corporate administration, sales and marketing, design, test, light manufacturing and assembly and various support functions in leased space totaling 102,438 square feet in three adjacent buildings. The space we lease in an adjoining building, totaling 23,000 square feet, is available for sub-lease. This lease expires in June 2008. The lease on the remaining space in a third building expires at the end of January 2007. Under the terms of the lease, current rent on the primary site is approximately $115,000 per month. Our Pyramid Probe manufacturing is conducted in a 10,000 square foot clean room within a 58,817 square foot facility that we lease at a separate site in Beaverton, Oregon. Our lease of this facility expires in August 2009 and current rent is approximately $67,500 per month. Approximately 10,000 square feet of this facility is available for sub-lease. We lease small sales and service offices in Tokyo, Japan, Banbury, England and Singapore.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Nasdaq National Market System under the symbol “CSCD” on December 15, 2004. The high and low closing sale price of our common stock by quarter from December 14, 2004 through December 31, 2005 was as follows:

2004	High	Low
Quarter 4	$14.14	$13.29

2005	High	Low
Quarter 1	$14.03	$9.55
Quarter 2	14.60	8.40
Quarter 3	16.00	12.42
Quarter 4	14.72	11.35

As of March 9, 2006, there were 74 shareholders of record. Many shareholders hold their shares in street name. We believe we currently have approximately 1,400 beneficial shareholders.

We have not declared or paid any cash dividends on our common stock in the past two years. We currently expect to retain any future earnings to fund the operation and expansion of our business, and therefore, we do not currently expect to pay cash dividends in the foreseeable future.

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004. In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.6 million. As of December 31, 2005, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

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

	For the Year Ended December 31,
IN THOUSANDS (except per share amounts)	2005	2004	2003	2002	2001
Statement of Operations Data
Revenue	$73,637	$64,415	$50,556	$51,107	$72,296

Cost of sales	39,351	35,625	30,433	33,357	42,055
Stock-based compensation	39	67	19	6	19
Gross profit	34,247	28,723	20,104	17,744	30,222
Operating expenses:
Research and development	6,951	5,651	5,407	6,265	7,801
Selling, general and administrative	19,712	16,602	15,293	16,180	17,894
Stock-based compensation	83	259	158	(14)	115
Total operating expenses	26,746	22,512	20,858	22,431	25,810
Income (loss) from operations	7,501	6,211	(754)	(4,687)	4,412
Other income (expense), net	1,991	(117)	553	385	429
Income (loss) before income taxes	9,492	6,094	(201)	(4,302)	4,841
Provision (benefit) for income taxes	1,173	1,387	248	(2,244)	950
Net income (loss)	8,319	4,707	(449)	(2,058)	3,891
Accretion of redeemable stock and loss on redemption	—	113	583	362	358
Net income (loss) attributed to common shareholders	$8,319	$4,594	$(1,032)	$(2,420)	$3,533
Basic net income (loss) per share attributed to common shareholders	$0.75	$0.84	$(0.20)	$(0.48)	$0.70
Diluted net income (loss) per share attributed to common shareholders	$0.70	$0.56	$(0.20)	$(0.48)	$0.41
Shares used in basic per share calculations	11,055	5,439	5,089	5,015	5,015
Shares used in diluted per share calculations	11,816	8,452	5,089	5,015	9,482

	December 31,
Balance Sheet Data	2005	2004	2003	2002	2001
Cash, cash equivalents and short-term marketable securities	$50,346	$43,747	$10,717	$8,632	$10,950
Working capital	74,601	63,333	24,228	25,573	26,846
Total assets	90,120	79,016	37,766	40,815	43,775
Current portion of long-term debt and capital lease obligations	8	21	2,043	21	122
Long-term debt and capital lease obligations, less current portion	—	14	5,038	25	43
Other long-term liabilities	1,100	1,449	1,398	1,622	1,045
Redeemable stock	—	—	584	10,152	10,864
Shareholders’ equity	81,505	70,188	22,960	23,848	25,432

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A, Part I, “Risk Factors,” and elsewhere in this Form 10-K. We do not guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Overview

We design, develop and manufacture advanced wafer probing solutions for the electrical measurement of high performance chips. We design, manufacture and assemble our products in Beaverton, Oregon, with global sales, service and support centers in North America, Europe, Japan and Singapore. We were incorporated and introduced our first commercial products in 1984.

Our products include engineering probe stations, analytical probes, production probe cards, application software and services. Engineering probe stations address the need for precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes and application software, as well as accessories from third parties. In addition, we design and build custom engineering probe stations to address the specific requirements of our customers. Analytical probes are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. We refer to analytical probes and production probe cards as consumables, as they are routinely replaced during the testing process. We also generate revenue through the sale of service contracts to our customers.

To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years. Our production probe card revenue, however, has increased as a percentage of total revenues in 2005 and we expect that trend to continue in 2006.

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

Our engineering products business and operating results depend in significant part on the level of capital expenditures related to semiconductor research and development, which, in turn, depends upon current and anticipated market demand for chips. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply, which has often resulted in a reduction in demand for our products. While our financial results are impacted by cycles within the semiconductor industry, we believe our business cycles are typically less pronounced than those of other semiconductor equipment companies. We believe this is due to our greater reliance on our customers’ research and development capital spending and usage of test consumables rather than on our customers’ spending to increase production capacity. Capital spending aimed at increasing production capacity is one of the first areas in which most semiconductor manufacturers reduce spending in an industry downturn.

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

Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 33.0%, 32.2% and 26.1% of our total Engineering Products Division revenue in 2005, 2004 and 2003, respectively.

We sell our products both directly through our own sales force and indirectly through a combination of manufacturers’ representatives and distributors. In North America and Asia, excluding Japan, Singapore and Malaysia, we sell most of our products through manufacturers’ representatives. We sell certain products in these regions directly. In Japan, Singapore and Malaysia, we sell through Cascade Microtech Japan, K.K. and Cascade Microtech Singapore, our direct sales and service subsidiary and branch office, respectively. In Europe, we sell primarily through distributors and manufacturers’ representatives, except in the U.K., where we sell through our direct sales subsidiary, Cascade Microtech Europe, Ltd. We also sell certain products directly in Germany, Austria and Switzerland. In the rest of the world, we typically sell through manufacturers’ representatives or distributors. We are currently in the process of establishing a distribution sales office in China and a direct sales office in Taiwan. Our distributors normally place orders with us once they have received an order from an end-user customer, and, therefore, the total amount of inventory held by our distributors at any given date is not material.

In the past, our business has experienced seasonality. Typically, our revenue has been lower in our fiscal first quarter than in our fiscal fourth quarter preceding it. However, revenue in the first quarter of 2005 was greater than the revenue in the fourth quarter of 2004 as strength in the Asian market outweighed the seasonality factors. Also, we expect our revenue in the first quarter of 2006 to be greater than our revenue in the fourth quarter of 2005 due to delays in closing certain orders in the fourth quarter of 2005. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in 2005, 2004 and 2003 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Fluctuations in gross profit as a percentage of revenue, or gross margin, primarily result from changes in geographic mix, product mix, general pricing dynamics and yields in some of our production lines. Sales in Europe typically have a lower margin than sales in North America and Japan due to our use of third-party distributors in Europe. We typically achieve higher margins on our consumables than on our engineering probe stations. Gross margin will also vary depending on our revenue levels, the level of overhead absorption, and, to a lesser extent, the success of our ongoing productivity improvements and component prices. In addition, as we add production related personnel and equipment and third-party costs to improve lead times, this will cause gross margins to decline if this does not result in additional revenue in the same quarter.

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

Selling, general and administrative, or SG&A, expenses include compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, patent and trademark amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

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

Although we believed that the exercise price of the options granted prior to our 2004 initial public offering reflected the fair market value of our common stock on each grant date, in anticipation of our initial public offering in 2004, we re-evaluated the fair market value of our common stock for the three-year period immediately preceding the filing of the registration statement. Based on such re-evaluation we determined that the fair market value of our common stock during the one-year period prior to the filing of the registration statement exceeded the exercise price of options granted during such period. We therefore recorded deferred compensation totaling the amount by which the re-assessed fair market value of our common stock exceeded the exercise price of the options granted during the period. The balance of the deferred stock-based compensation was $142,000 as of December 31, 2005.

Other income (expense) typically includes interest income, interest expense, gains and losses on sales of investments and transaction and remeasurement related foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses. Transaction related foreign currency gains and losses result from gains and losses recognized on foreign exchange forward contracts and on certain of our accounts receivable that are denominated in Japanese yen. Remeasurement related foreign currency gains result from the remeasurement of foreign currency denominated accounting records into U.S. dollars.

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

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
IN THOUSANDS (except per share amounts)	2005	2004	2003
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales and stock-based compensation	53.5	55.4	60.2
Gross profit	46.5	44.6	39.8
Operating expenses:
Research and development	9.4	8.8	10.7
Selling, general and administrative	26.8	25.8	30.2
Stock-based compensation	0.1	0.4	0.3
Total operating expenses	36.3	34.9	41.3
Income (loss) from operations	10.2	9.6	(1.5)
Other income (expense), net	2.7	(0.2)	1.1
Income (loss) before income taxes	12.9	9.5	(0.4)
Provision for income taxes	1.6	2.2	0.5
Net income (loss)	11.3	7.3	(0.9)
Accretion of redeemable stock and loss on redemption	—	0.2	1.1
Net income (loss) attributed to common shareholders	11.3%	7.1%	(2.0)%

(1)          Percentages may not add due to rounding.

Revenue

Revenue increased $9.2 million, or 14.3%, to $73.6 million in 2005 compared to $64.4 million in 2004 and increased $13.9 million, or 27.4%, in 2004 compared to $50.6 million in 2003.

Revenue in the Engineering Products Division increased $5.1 million, or 8.7%, to $63.5 million in 2005 compared to $58.5 million in 2004 and increased $11.2 million, or 23.5%, in 2004 compared to $47.3 million in 2003.

The increase in Engineering Products revenue in 2005 compared to 2004 was primarily due to a 31.6% increase in unit sales of our engineering probe stations in 2005 compared to 2004. The increase related to improved unit sales was partially offset by an overall decrease in average order total of 14.9% in 2005 compared to 2004. Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The decrease in the overall average order total included decreases for both 300mm and non-300mm stations in 2005 compared to 2004. The 300mm station average order total decreased 1.9% in 2005 compared to 2004, while the non-300mm station average order total decreased 18.4% in the same time period. The decrease in average order total for our 300mm stations was primarily due to a high average order total comparison from the second half of 2004 due to the sale of units with additional accessories in that period. The decrease in the non-300mm station average order total was due primarily to the sale of a new, lower cost version of one of our preexisting 200mm stations. While we currently sell a larger number of non-300mm engineering probe stations than 300mm engineering probe stations, we expect the trend of increased unit sales of 300mm probe stations to continue into 2006 as the industry continues to shift to 300mm fabrication facilities and as chip structures continually become increasingly complex.

The increase in revenue in the Engineering Products Division in 2004 compared to 2003 was primarily due to an increase in the average order total, as well an overall increase in unit volume. Average order total in the Engineering Products Division increased 26.9% in 2004 compared to 2003, primarily due to a 40.4% increase in the unit volume of sales of our 300mm engineering probe stations, which have a higher average selling price than our 200mm engineering probe stations. Offsetting the increase in 300mm unit volume, was a 4.2% decrease in unit volume sales of our 200mm engineering probe stations in 2004 compared to 2003, for an overall increase in total unit volume sales of 4.6%. The increase in average order total was also attributable to an increase in sales of accessories and options ordered by customers with their engineering probe stations in 2004 compared to 2003.

Revenue in the Pyramid Probe Division increased $4.2 million, or 69.3%, to $10.1 million in 2005 compared to $5.9 million in 2004 and increased $2.7 million, or 85.2%, in 2004 compared to $3.2 million in 2003.

The increases in revenue in the Pyramid Probe Division in 2005 compared to 2004 and in 2004 compared to 2003 were due to increases in the number of production probe cards sold. While our Pyramid probes still represent a small portion of our customers’ total probe card purchases, many of our large customers are now ordering our Pyramid probes for numerous, mainstream, high-volume logic test applications, displacing their historical purchases of cantilever and vertical probe cards. We continue to have a significant share of the market in probe cards for wireless devices. We also expect to continue to increase our non-wireless production probe card applications for a variety of wirebonded chip types. We have been adding probe card capabilities in the form of headcount and equipment over the past several quarters. However, the strong demand has caused our lead times to increase. We expect to continue to add headcount and equipment in the coming quarters in order to shorten the lead times.

When fully utilized, the capacity of our probe card microfabrication facility is about $40 million annually with our current product mix. We are currently using less than one third of the facility’s capacity. Our growth rate, therefore, relies on our ability to recruit and train enough top-quality people for product fulfillment and field support.

Cost of Sales

Cost of sales increased $3.8 million, or 10.5%, to $39.4 million in 2005 compared to $35.6 million in 2004 and increased $5.2 million, or 17.1%, in 2004 compared to $30.4 million in 2003.

The increase in cost of sales in 2005 compared to 2004 was primarily due to the increase in revenue discussed above, partially offset by an improvement in gross profit as a percentage of revenue discussed below.

The increase in cost of sales in 2004 compared to 2003 was primarily due to the increase in unit volume sales of our engineering probe stations discussed above, partially offset by production improvements made during 2003 primarily related to our probe station product platforms.

Gross Profit

Our gross profit increased $5.5 million, or 19.2%, to $34.2 million in 2005 compared to $28.7 million in 2004 and increased $8.6 million, or 42.9%, in 2004 compared to $20.1 million in 2003.

The increase in our gross profit in 2005 compared to 2004 was primarily attributable to the increased demand and production volumes of our products, as well as an improved product mix for a higher gross profit as a percentage of revenue in 2005 compared to 2004. In 2005, the product mix included more Pyramid probe revenue, and, since the fixed costs of the Pyramid microfabrication facility are relatively high, this revenue increase resulted in margin leverage for those products.

The increase in our gross profit in 2004 compared to 2003 was primarily due to production improvements, efficiencies gained as production volumes increased, approximately $166,000 of savings due to improved component pricing with certain vendors, a $172,000 decrease in inventory write-downs and a $40,000 decrease in warranty expense. The decrease in inventory write-downs was due to $180,000 of write-downs in 2003 related to the poor adoption of one of our product lines that was discontinued compared to only $9,000 of such write-downs in 2004.

Gross profit as a percentage of revenue increased to 46.5% in 2005 compared to 44.6% in 2004 and 39.8% in 2003.

The increase in our gross profit as a percentage of revenue in 2005 compared to 2004 was primarily due to absorption of fixed costs as sales volumes increased, particularly in the Pyramid microfabrication facility, partially offset by a shift in mix to more non-300mm systems as compared to 300mm systems in 2005 compared to 2004. We achieve lower gross profit as a percentage of revenue on our non-300mm systems than we do on our 300mm systems.

The increase in our gross profit as a percentage of revenue in 2004 compared to 2003 was due to production improvements, efficiencies gained as a result of an increase in production volumes, improved component pricing and decreases in inventory write-downs.

Research and Development

Research and development expenses increased $1.3 million, or 23.0%, to $7.0 million in 2005 compared to $5.7 million in 2004 and increased $244,000, or 4.5%, in 2004 compared to $5.4 million in 2003.

The increase in research and development expenses in 2005 compared to 2004 was primarily due to a $329,000 increase in contractor fees for new product development efforts, a $587,000 increase in employee wages and related costs due to headcount increases and salary adjustments in the latter half of 2004 and a $207,000 increase in project supplies.

The increase in research and development expenses in 2004 compared to 2003 was due primarily to only $94,000 of reimbursement of our research and development expenses on a joint project in 2004 compared to $248,000 of such reimbursements in 2003. The remainder of the increase resulted from contract labor related to development of reusable technology from customer specific orders.

Selling, General and Administrative

SG&A expense increased $3.1 million, or 18.7%, to $19.7 million in 2005 compared to $16.6 million in 2004 and increased $1.3 million, or 8.6%, in 2004 compared to $15.3 million in 2003.

The increase in SG&A in 2005 compared to 2004 was primarily due to an increase in representative commissions, due to both the increase in revenues as well as an increase in the commission rate in 2005 compared to 2004, an increase in employee wages and related costs due to headcount increases and salary adjustments in the latter half of 2004 and 2005, an increase in media advertising, an increase in legal and patent costs and an increase in other costs related to being a public company, including director and officer insurance, accounting fees and Sarbanes-Oxley Act compliance consultants as detailed below:

Amount of increase due to:
Representative commissions	$610,000
Employee wages and related costs	650,000
Media Advertising	188,000
Legal and patent costs	287,000
Public company costs	1,296,000

This increase in 2005 was partially offset by $180,000 of severance in 2004, which was not repeated in 2005.

The increase in SG&A in 2004 compared to 2003 was primarily due to $180,000 of severance related to the termination of our former Chief Financial Officer in the second quarter of 2004 compared to $98,000 of severance in 2003. Representative commissions and employee commissions increased $661,000, which was in line with the revenue increase of 27.4%. Employee compensation and related benefits increased $526,000 in 2004 compared to 2003, resulting from 2004 salary increases and headcount increases. Unfavorable changes in the exchange rate between the U.S. dollar and the Japanese yen in 2004 compared to 2003 contributed $236,000 to the increase in 2004.

Stock-Based Compensation

Total stock-based compensation was $122,000 in 2005 compared to $326,000 in 2004 and $177,000 in 2003.

The decrease in 2005 compared to 2004 was due to our accelerated amortization method, wherein more expense is amortized in the early periods. In addition, the reversal of $265,000 of stock-based compensation in 2004, which included a reversal of $117,000 related to the termination of our former Chief Financial Officer in the second quarter of 2004, lowered our future amortization.

In addition to normal amortization, stock-based compensation in 2004 included $86,000 due to accelerated vesting of stock options related to the termination of our former Chief Financial Officer and is net of reversals for employee terminations of $265,000 and $32,000 in 2004 and 2003, respectively. Stock-based compensation in 2004 included the amortization of value attributed to stock options issued in the one-year period prior to filing the registration statement related to our 2004 initial public offering, whereas deferred stock compensation in 2003 included amortization of deferred costs related to the grant of stock options at the time we filed a registration statement for our planned initial public offering in 2000.

Other Income (Expense)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $1.1 million, $133,000 and $164,000, respectively, in 2005, 2004 and 2003. The increase in 2005 compared to 2004 was primarily due to the increase in our invested balances as a result of proceeds received from our initial public offering in December 2004. The decrease in 2004 compared to 2003 was primarily due to lower interest rates in 2004 compared to 2003 and lower invested cash balances due to the payment of $3.0 million in the fourth quarter of 2003 for the conversion of our Series C preferred stock and the repayment of $7.0 million of a note payable in 2004.

Interest expense was $18,000 in 2005, of which $16,000 was related to interest on our $7.0 million note payable for the portion of the 30-day prepayment notice period that occurred in January 2005. We gave notice of prepayment and prepaid the remainder of our $7.0 million note payable and related interest in late December 2004. Interest expense of $465,000 in 2004 represented interest on the $7.0 million note payable, which resulted from the conversion of our Series C preferred stock in the fourth quarter of 2003.

Other, net totaled $948,000 in 2005 compared to $215,000 in 2004 and $390,000 in 2003. Other, net was comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Foreign currency remeasurement gain (loss)	$(34)	$132	$318
Foreign currency transaction gain	151	74	49
Settlement income from a service provider	700	—	—
Other	131	9	23
	$948	$215	$390

The settlement income from a service provider was fully recognized in the second quarter of 2005 and we do not anticipate any additional settlement income in future periods.

Income Taxes

Our provision for income taxes totaled $1.2 million, or 12.4%, of income before income taxes, in 2005 compared to $1.4 million, or 22.8% of income before income taxes, in 2004 and $248,000, or 123.4%, of loss before income taxes in 2003.

Our 2005 tax rate differed from federal statutory tax rates primarily due to higher non-taxable income for both federal and state income tax purposes, utilization of tax credits and the release of prior year valuation allowances since management believes the benefit of these credits is more likely than not to be utilized in future years.

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets. In 2005, we released $28,000 of valuation allowance related to the future realization of foreign tax credits and foreign net operating losses. We now believe it is more likely than not that the benefit of these credits and losses will be realized in future periods based on anticipated future profits. The valuation allowance was $1.8 million as of both December 31, 2005 and 2004.

Our 2004 tax provision included the reversal of $726,000 of previously recorded valuation allowance based on our 2004 performance. The reversal primarily related to U.S. research and engineering credits and state net operating loss carryforwards, which were utilized during 2004. In addition, in 2004, we increased the valuation allowance by $761,000 for excess foreign tax credits and State of Oregon research and engineering credits, which we believe are more likely than not to not be utilized in the future. The net result was an increase in valuation allowance in 2004 of $35,000. Tax expense, net of associated tax credits for taxes paid in Japan, of $41,000 was recognized on the declaration of a $1.5 million dividend from our Japanese subsidiary and is reflected in the tax provision for 2004. We have not provided for United States income taxes on the remaining undistributed earnings of foreign subsidiaries because they are considered permanently invested outside of the United States. Upon repatriation, some of these earnings would generate foreign tax credits which may reduce the United States tax liability associated with any future foreign dividend.

At December 31, 2005, we had net deferred tax assets on our balance sheet totaling $2.0 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Accretion of Redeemable Stock

Accretion of redeemable stock totaled $113,000 in 2004 compared to $583,000 in 2003. Upon completion of our initial public offering in December 2004, all outstanding redeemable stock converted to common stock and, therefore, we did not have any accretion of redeemable stock in 2005.

The decrease in accretion of redeemable stock in 2004 compared to 2003 was due to the conversion of our Series C convertible preferred stock in the fourth quarter of 2003. Accordingly, the 2004 amount only included accretion of the redeemable common stock, whereas the 2003 amount included accretion of both the redeemable common and preferred stock. In addition, the 2003 amount included the remaining $219,000 of unaccreted costs related to the Series C convertible preferred stock as a loss on redemption, which occurred in the fourth quarter of 2003.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $50.3 million at December 31, 2005, as well as from cash expected to be generated from operations.

Net cash provided by operating activities in 2005 was $5.9 million and consisted of net income of $8.3 million and non-cash expenses of $2.0 million, offset by net changes in our operating assets and liabilities. These changes are described below.

Accounts receivable, net increased to $16.2 million at December 31, 2005 compared to $13.6 million at December 31, 2004, primarily due to increased sales, as well as a larger dollar amount of sales in the last month of the fourth quarter of 2005 compared to the last month of the fourth quarter of 2004. Our days sales outstanding was approximately 83 days at December 31, 2005 compared to 68 days at December 31, 2004.

Inventories increased to $10.9 million at December 31, 2005 compared to $10.2 million at December 31, 2004, primarily due to an increase in our demonstration inventory as we sold off some of our demonstration inventory in the fourth quarter of 2004 and replaced it in 2005. This increase was partially offset by decreases in our work-in-process and finished goods inventories. We believe that our inventory levels at December 31, 2005 are adequate given our revenue projections for the first quarter of 2006.

Prepaid expenses and other current assets increased to $3.0 million at December 31, 2005 compared to $1.6 million at December 31, 2004 primarily due to increases in investment interest receivable and the value of foreign exchange contracts related to Japanese yen receivables.

Accrued liabilities increased to $3.1 million at December 31, 2005 compared to $2.8 million at December 31, 2004, primarily due to increased employees stock purchase withholdings.

Net cash used in investing activities of $7.8 million in 2005 resulted from $5.2 million used for the net purchase of marketable securities, $2.0 million used for the purchase of fixed assets and $0.5 million used for investment in patents and other assets.

Net cash provided by financing activities of $2.1 million in 2005 resulted from $2.2 million of proceeds from the exercise of employee stock options, partially being offset by $99,000 of additional costs related to our December 2004 initial public offering and $27,000 used for payments on capital lease obligations.

At December 31, 2005, we had an unused $150,000 standby letter of credit to be utilized in the event a customer requires certain guarantees. This letter of credit is collateralized by $150,000 of our cash and cash equivalents and expires August 14, 2006.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2005 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2006	2007 and 2008	2009 and 2010	2011 and beyond
Capital Leases	$8	$8	$—	$—	$—
Operating Leases	6,645	2,410	3,645	590	—
Purchase Order Commitments	9,066	9,066	—	—	—
	$15,719	$11,484	$3,645	$590	$—

Purchase order commitments primarily represent open orders for inventory.

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

Revenue Recognition

Revenue from product sales to customers that do not have acceptance criteria, including product sales to distributors, is recognized when a written purchase order has been obtained, the product is shipped, title has transferred, no obligations remain and collectibility is reasonably assured. Generally, we ship our products FOB shipping point. For any shipments with FOB destination terms, we defer revenue until delivery to the customer. Revenue from customers who have acceptance criteria beyond our standard terms and conditions is deferred until all acceptance criteria are satisfied. Revenue for installation services, consisting of assembly and testing, and for systems shipped to integrators is also deferred. Deferred revenue related to service contracts is recognized over the life of the contract, typically one to two years. Deferred revenue for systems shipped to integrators is recognized upon shipment to the final customer.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on past collection history and known trends with current customers. Our estimates for allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels, associated balances in accounts receivable and estimated changes in credit quality. Our allowance for doubtful accounts totaled $97,000 and $86,000, respectively, at December 31, 2005 and 2004 and our bad debt expense totaled $15,000, $15,000 and $6,000, respectively, in 2005, 2004 and 2003.

Valuation of Excess and Obsolete Inventory

We regularly analyze the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market and include materials, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Because of the long-lived nature of many of our products, we maintain a supply of parts for possible use in future repairs and customer field service. As these service parts become older, we apply a higher write-down against the recorded balance, recognizing that the older the part, the less likely it will be used. If circumstances related to our inventories change, our estimates of the value of inventory could materially change. Inventory write-downs are recorded quarterly as a component of cost of sales. Total write-downs to inventory were $125,000, $159,000 and $377,000, respectively, in 2005, 2004 and 2003. The write-downs include $73,000, $9,000 and $180,000, respectively, related to inventory write-downs due to poor adoption of one of our product lines, which was discontinued. The inventory related to the discontinued product line was either transferred to service inventory, discarded or donated to universities or other organizations.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have not recorded any impairment charges for long-lived assets during the years ended 2005, 2004 or 2003.

Warranty Liabilities

Warranty costs include labor to repair the system and replacement parts for defective items, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also netted against the warranty expense. We estimate a liability for costs to repair or replace products under warranties ranging from 90 days to one-year and technical support costs when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. Our estimated warranty costs are reviewed and updated on a quarterly basis. We anticipate our future warranty reserve accrual rate to be approximately 1% of revenue. Changes to the reserve occur as volume, product mix and actual warranty costs fluctuate. Our warranty reserve totaled $488,000 and $365,000, respectively, at December 31, 2005 and 2004. These amounts are estimates of warranty costs for our installed base during the 12-month period. Warranty expense totaled $624,000, $639,000 and $679,000, respectively, during 2005, 2004 and 2003.

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the estimated future benefit of research and development tax credits, foreign tax credits, net operating loss carryforwards and other temporary differences to the extent management believes these assets will be realized. A valuation allowance is recorded when management can not reach the conclusion that it is more likely than not that the deferred tax assets will be realized. During 2005 and 2004, we reversed $28,000 and $726,000, respectively, of a previously recorded valuation allowance against our deferred tax assets based on our 2005 and 2004 performance. The reversal in 2005 related primarily to foreign tax credits and foreign net operating losses. The reversal in 2004 primarily related to research and engineering credits and state net operating loss carryforwards that were utilized based on 2004 income. During 2004, we recorded a valuation allowance against our deferred tax assets totaling $761,000 as a result of management’s conclusion that certain of our foreign tax credits and state research and development credits may expire before we are able to recognize them. At December 31, 2005, we had a net deferred tax asset on our balance sheet totaling $2.0 million, primarily related to timing differences in the recognition of certain reserves and accruals, as well as state research tax credits which can be carried forward. We believe it is more likely than not that the benefits of these assets will be realized. We may record additional valuation allowances in the future.

New Accounting Pronouncements

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123R effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We are currently evaluating the provisions of SFAS No. 123R and expect that the adoption will have a material impact on our consolidated results of operations and earnings per share, as the stock-based compensation expense will be charged directly against our reported earnings. The adoption of SFAS No. 123R will not have any effect on our cash flows or liquidity as equity-based compensation is a non-cash expense. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. See Note 1 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies – Stock-Based Compensation, for the pro forma effects of applying SFAS No. 123 in 2005, 2004 and 2003.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we adopted SFAS No. 151 effective January 1, 2006. While we have not completed our analysis of the impact of SFAS No. 151, we do not currently believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements. We adopted SFAS No. 154 effective January 1, 2006 and, accordingly, any future voluntary accounting changes made by us will be accounted for under SFAS No. 154.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables and bookings positions. As of December 31, 2005, we had contracts outstanding for the purchase of Japanese yen totaling approximately $2.2 million, which mature through March 2006.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the remeasurement of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.

Our forward exchange contracts do not qualify for hedge accounting treatment in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133,” and, accordingly, gains and losses on our forward exchange contracts are recognized currently as a component of other income (expense).

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. Because we have no variable interest rate debt outstanding at December 31, 2005, we would not experience a material impact on our results of operations, financial position or cash flows as the result of a one percent increase in interest rates. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of December 31, 2005, we held cash, cash equivalents and short-term marketable securities of $50.3 million. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income related to our cash, cash equivalents and marketable securities of approximately $503,000, assuming our December 31, 2005 balances remained constant. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair market value of our cash and cash equivalents.

As of December 31, 2005, we held long-term fixed rate investments of $1.5 million that consisted of municipal and corporate notes. An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. Declines in interest rates over time would reduce our interest income from our long-term investments, as funds are re-invested at current market interest rates.

ITEM 8.                             CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2005 is as follows (unaudited):

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Revenue	$13,834	$15,120	$17,059	$18,402
Gross profit	5,880	6,547	7,640	8,656
Net income	373	1,239	1,428	1,667
Accretion of redeemable stock	38	37	38	-
Net income attributed to common shareholders	335	1,202	1,390	1,667
Basic net income per share	0.07	0.23	0.27	0.27
Diluted net income per share	0.05	0.15	0.17	0.19

2005
Revenue	$18,661	$18,311	$18,987	$17,678
Gross profit	9,159	8,650	8,866	7,572
Net income attributed to common shareholders	2,495	2,231	2,148	1,445
Basic net income per share	0.23	0.20	0.19	0.13
Diluted net income per share	0.21	0.19	0.18	0.12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Controls

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

Limitation on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all occurrences of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the control systems will detect all control issues, including instances of fraud, if any.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cascade Microtech, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cascade Microtech, Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cascade Microtech Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cascade Microtech, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cascade Microtech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, redeemable stock, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 15, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

We have omitted from Part III the information that will appear in our definitive proxy statement for our 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2005 pursuant to Regulation 14A.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers is included under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Financial Expert,” “Audit Committee Report” and “Code of Ethics” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Director Compensation,” “Executive Compensation” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under “Ratification of Appointment of Independent Auditors” in our Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.2*	Cascade Microtech, Inc. 1993 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-47100.

Exhibit No.	Description
10.3*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1, File No. 333-113256.
10.4*	Cascade Microtech, Inc. 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-113256.
10.5*	Employment Agreement of Steven Sipowicz. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-113256.
10.6*

First Amendment to Executive Employment Agreement of Steven Sipowicz dated October 27, 2005. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2005 and filed November 14, 2005.

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

10.10	Senior Unsecured Note due December 29, 2006. Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, File No. 333-113256.
10.11

Purchase Agreement between Intel Corporation and Cascade Microtech, Inc., dated April 12, 2003. Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, File No. 333-113256.

10.12*

Cascade Microtech, Inc. 2005 Executive Compensation Plan for the Six-Month Period Ending December 31, 2005. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2005 and filed November 14, 2005.

10.13*	Cascade Microtech, Inc. 2006 Executive Compensation Plan for the Six-Month Period Ending June 30, 2006. Incorporated by reference to Item 1.01 to our Form 8-K filed February 14, 2006.
10.14	Summary of Non-Employee Director Compensation. Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 13, 2005.
14	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.
21	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, File No. 333-113256.
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ ERIC W. STRID
Eric W. Strid Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 15, 2006.

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
Raymond A. Link

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech Inc., and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable stock, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cascade Microtech Inc.’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Portland, Oregon
March 15, 2006

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$2,224	$2,033
Short-term marketable securities	48,122	41,714
Accounts receivable, net of allowances of $97 and $86	16,182	13,640
Inventories, net	10,889	10,180
Prepaid expenses and other	3,000	1,579
Deferred income taxes	1,699	1,552
Total Current Assets	82,116	70,698

Long-term marketable securities	1,549	2,779
Fixed assets, net	4,422	4,008
Deferred income taxes	336	65
Other assets, net	1,697	1,466
Total Assets	$90,120	$79,016

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$8	$21
Accounts payable	3,904	3,951
Deferred revenue	516	579
Accrued liabilities	3,087	2,814
Total Current Liabilities	7,515	7,365

Capital leases	—	14
Deferred revenue	255	282
Other long-term liabilities	845	1,167
Total Liabilities	8,615	8,828

Commitments and Contingencies (Note 15)

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 11,328 and 10,864	113	109
Additional paid-in capital	58,287	55,402
Deferred stock-based compensation	(142)	(310)
Accumulated other comprehensive loss - unrealized holding losses on investments	(76)	(17)
Retained earnings	23,323	15,004
Total Shareholders’ Equity	81,505	70,188
Total Liabilities and Shareholders’ Equity	$90,120	$79,016

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003

Revenue	$73,637	$64,415	$50,556

Cost of sales	39,351	35,625	30,433
Stock-based compensation	39	67	19
Gross profit	34,247	28,723	20,104

Operating expenses:
Research and development (excludes $17, $30 and $15, respectively, of amortization of stock- based compensation)	6,951	5,651	5,407
Selling, general and administrative (excludes $66, $229 and $143, respectively, of amortization of stock-based compensation)	19,712	16,602	15,293
Stock-based compensation	83	259	158
	26,746	22,512	20,858

Income (loss) from operations	7,501	6,211	(754)

Other income (expense):
Interest income	1,061	133	164
Interest expense	(18)	(465)	(1)
Other, net	948	215	390
	1,991	(117)	553

Income (loss) before income taxes	9,492	6,094	(201)
Provision for income taxes	1,173	1,387	248
Net income (loss)	8,319	4,707	(449)
Accretion of redeemable stock and loss on redemption	—	113	583
Net income (loss) attributed to common shareholders	$8,319	$4,594	$(1,032)

Basic net income (loss) per share attributed to common shareholders	$0.75	$0.84	$(0.20)

Diluted net income (loss) per share attributed to common shareholders	$0.70	$0.56	$(0.20)

Shares used in per share calculations:
Basic	11,055	5,439	5,089
Diluted	11,816	8,452	5,089

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Redeemable Stock, Shareholders’ Equity and Comprehensive Income (Loss)

For The Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Redeemable Stock									Deferred	Accumulated
	Convertible Preferred								Additional	Stock-	Other		Total
	Stock and Warrant		Common Stock		Convertible Preferred Stock		Common Stock		Paid-In	Based	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	Income(Loss)	Earnings	Equity
Balance at December 31, 2002	1,250	$9,568	472	$584	2,346	$23	4,537	$45	$12,246	$(59)	$43	$11,550	$23,848

Common stock issued	—	—	—	—	—	—	148	2	161	—	—	—	163
Common stock repurchased	—	—	(30)	(150)	—	—	(32)	—	(92)	—	—	(67)	(159)
Accretion of common stock redemption	—	—	—	150	—	—	—	—	—	—	—	(150)	(150)
Accretion of preferred stock redemption	—	214	—	—	—	—	—	—	—	—	—	(214)	(214)
Conversion of preferred stock to debt and loss on redemption	(1,250)	(9,782)	—	—	—	—	—	—	—	—	—	(219)	(219)
Deferred stock-based compensation	—	—	—	—	—	—	—	—	1,020	(1,020)	—	—	—
Amortization of deferred stock-based compensation, net	—	—	—	—	—	—	—	—	—	177	—	—	177
Unrealized holding loss on investments	—	—	—	—	—	—	—	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(449)	(449)
Balance at December 31, 2003	—	—	442	584	2,346	23	4,653	47	13,335	(902)	6	10,451	22,960

Common stock issued	—	—	—	—	—	—	146	2	166	—	—	—	168
Common stock issued in IPO, net of IPO costs of $4,572	—	—	—	—	—	—	3,300	33	41,628	—	—	—	41,661
Common stock repurchased	—	—	(16)	(150)	—	—	(7)	—	(7)	—	—	(41)	(48)
Accretion of common stock redemption	—	—	—	113	—	—	—	—	—	—	—	(113)	(113)
Amortization of deferred stock-based compensation, net	—	—	—	—	—	—	—	—	(265)	592	—	—	327
Termination of the redemption feature of the redeemable common stock	—	—	(426)	(547)	—	—	426	4	543	—	—	—	547
Conversion of all outstanding shares of our convertible preferred stock into common stock	—	—	—	—	(2,346)	(23)	2,346	23	—	—	—	—	—
Tax benefit of stock option exercises	—	—	—	—	—	—	—	—	2	—	—	—	2
Unrealized holding loss on investments	—	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Net income	—	—	—	—	—	—	—	—	—	—	—	4,707	4,707
Balance at December 31, 2004	—	—	—	—	—	—	10,864	109	55,402	(310)	(17)	15,004	70,188

Common stock issued	—	—	—	—	—	—	464	4	2,175	—	—	—	2,179
Additional IPO costs	—	—	—	—	—	—	—	—	(99)	—	—	—	(99)
Amortization of deferred stock-based compensation, net	—	—	—	—	—	—	—	—	(46)	168		—	122
Tax benefit of stock option exercises	—	—	—	—	—	—	—	—	855	—	—	—	855
Unrealized holding loss on investments	—	—	—	—	—	—	—	—	—	—	(59)	—	(59)
Net income	—	—	—	—	—	—	—	—	—	—	—	8,319	8,319
Balance at December 31, 2005	—	$—	—	$—	—	$—	11,328	$113	$58,287	$(142)	$(76)	$23,323	$81,505

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$8,319	$4,707	$(449)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	1,859	2,031	2,230
Amortization of deferred stock-based compensation, net	122	326	177
Loss on disposal of fixed assets	27	9	11
Gain on marketable securities	—	—	(3)
Deferred income taxes	(418)	(160)	(295)
Tax benefit from stock options exercised	855	2	—
(Increase) decrease in:
Accounts receivable, net	(2,542)	(3,037)	(1,284)
Inventories	(709)	(2,115)	1,343
Prepaid expenses and other	(1,421)	(814)	1,464
Increase (decrease) in:
Accounts payable	(47)	1,129	(88)
Deferred revenue	(90)	174	287
Accrued and other long–term liabilities	(49)	349	192
Net cash provided by operating activities	5,906	2,601	3,585

Cash flows from investing activities:
Purchase of marketable securities	(46,814)	(46,583)	(7,911)
Proceeds from sale of marketable securities	41,577	9,379	9,513
Purchase of fixed assets	(2,018)	(926)	(759)
Proceeds from disposal of fixed assets	29	—	7
Investment in patents and other assets	(542)	(484)	(342)
Net cash provided by (used in) investing activities	(7,768)	(38,614)	508

Cash flows from financing activities:
Principal payments on capital lease obligations	(27)	(46)	(24)
Principal payments on long-term debt	—	(7,000)	—
Cash paid upon redemption of Series C preferred stock	—	—	(3,000)
Proceeds from issuance of common stock, net of offering costs of $4,572	—	41,661	—
Additional offering costs	(99)	—	—
Proceeds from other issuances of common stock, net	2,179	168	163
Payments to repurchase common stock	—	(198)	(309)
Net cash provided by (used in) financing activities	2,053	34,585	(3,170)

Increase (decrease) in cash and cash equivalents	191	(1,428)	923

Cash and cash equivalents:
Beginning of year	2,033	3,461	2,538
End of year	$2,224	$2,033	$3,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$480	$1
Cash paid for income taxes, net	2,127	2,893	99

Noncash investing and financing activities:
Reversal of deferred stock compensation	$46	$265	$21
Equipment acquired under capital lease	—	—	59
Note issued upon redemption of Series C preferred stock	—	—	7,000
Termination of redemption feature on redeemable common stock	—	547	—
Conversion of convertible preferred stock to common stock	—	23	—

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We are involved in the development, manufacturing and selling of wafer probing solutions for the electrical measurement and test of integrated circuits, or ICs. We design, manufacture and assemble products in Beaverton, Oregon, with global sales, service and support centers in North America, Europe, Japan and Singapore.

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

Cash and Cash Equivalents

Included in cash and cash equivalents were cash equivalents of $213,000 and $1.0 million at December 31, 2005 and 2004, respectively, which consisted of money market funds, and are stated at cost, which approximates market value. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Letter of Credit

At December 31, 2005, we had an unused $150,000 standby letter of credit to be utilized in the event a customer requires certain guarantees. This letter of credit is collateralized by $150,000 of our cash and cash equivalents and expires August 14, 2006.

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

We periodically evaluate whether declines in fair values of our investments below their cost are “other-than-temporary.” This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.

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

The provision for doubtful accounts totaled $15,000, $15,000 and $6,000, respectively, in 2005, 2004 and 2003. The allowance for doubtful accounts totaled $97,000 and $86,000, respectively, at December 31, 2005 and 2004. Historically, write-offs have been insignificant.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Write-downs of inventory totaled $125,000, $159,000 and $377,000, respectively, in 2005, 2004 and 2003.

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

Other Assets

Other assets, which consist primarily of patents and trademarks, are stated at historical cost less accumulated amortization and reserves. Capitalized patent costs relate to legal fees incurred to obtain the patents. Costs incurred for patent related litigation are expensed as incurred. The intangible assets are amortized using the straight-line method over estimated useful lives of five to seven years.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. We did not record any impairment charges against our long-lived assets during 2005, 2004 or 2003.

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

Significant Customers

No customers in 2005 or 2004 accounted for 10% or more of our total sales. In 2003, one customer accounted for approximately 11.0% of our total sales. No customers accounted for 5% or more of our gross accounts receivable balance at December 31, 2005 or 2004.

Product Warranty

We estimate a liability for costs to repair or replace products under warranties for a period of approximately six months and technical support costs when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. The liability for product warranties is included in accrued liabilities on our consolidated balance sheet.

Product warranty activity was as follows (in thousands):

Warranty accrual, December 31, 2002	$189
Reductions for warranty charges	(690)
Additions to warranty reserve	679
Warranty accrual, December 31, 2003	178
Reductions for warranty charges	(452)
Additions to warranty reserve	639
Warranty accrual, December 31, 2004	365
Reductions for warranty charges	(501)
Additions to warranty reserve	624
Warranty accrual, December 31, 2005	$488

Advertising

Advertising costs are expensed as incurred and amounted to $196,000, $7,000 and $32,000 in 2005, 2004 and 2003, respectively.

Research and Development

Research and development costs are expensed as incurred. See Note 9.

Forward Exchange Contracts

We account for forward exchange contracts in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 137 is an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS Nos. 133, 137 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 137 and 138 require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

At times, we enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations on sales denominated in Japanese yen. These foreign exchange contracts are not considered hedges under SFAS No. 138, and as such are recorded at fair value on the balance sheet with any changes in fair value included as other income (expense), net on our statements of operations. At December 31, 2005 and 2004, we had $2.2 million and $4.7 million, respectively, of forward exchange contracts outstanding. The estimated fair value of the contracts outstanding at December 31, 2005 and 2004 was $2.1 million and $4.9 million, respectively.

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

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method and assumed conversions of preferred stock, if dilutive. In addition, upon assumed conversion of the preferred stock, the accretion of redeemable stock is added back to net income. Accordingly, the net income used for calculating net income per share for 2004 was $4.7 million.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

Year Ended December 31,	2005	2004	2003
Shares used to calculate basic earnings per share	11,055	5,439	5,089

Dilutive effect of:
Outstanding stock options	761	776	—
Outstanding warrants	—	—	—
Redeemable and convertible preferred stock	—	2,237	—
Shares used to calculate diluted earnings per share	11,816	8,452	5,089

Dilutive securities not considered as they would have been antidilutive:
Outstanding stock options	296	273	1,773
Outstanding warrants	—	—	—
Redeemable and convertible preferred stock	—	—	2,346
	296	273	4,119

Stock-Based Compensation

Beginning January 1, 2006, we account for stock options using SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees (see Note 2). Prior to January 1, 2006, we accounted for stock options issued to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

Year Ended December 31,	2005	2004	2003
Net income (loss) attributed to common shareholders, as reported	$8,319	$4,594	$(1,032)
Add stock-based compensation included in reported net income (loss), net of tax	107	252	105
Fair value of stock-based employee compensation, net of tax	(1,849)	(1,585)	(657)
Net income (loss), pro forma	$6,577	$3,261	$(1,584)

Net income (loss) per share – basic, as reported	$0.75	$0.84	$(0.20)
Net income (loss) per share – basic, pro forma	$0.59	$0.60	$(0.31)

Net income (loss) per share – diluted, as reported	$0.70	$0.56	$(0.20)
Net income (loss) per share – diluted, pro forma	$0.56	$0.40	$(0.31)

To determine stock-based compensation included in reported net income (loss), net of tax, we used a tax rate approximating our effective tax rate of 12.4% for 2005 and 22.8% for 2004. For 2003, we used a statutory tax rate of 40% due to the significant variance in our effective tax rate from the statutory tax rate.

Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans, an Interpretation of APB Opinion No. 15 and 25” (“FIN 28”).

Using the Black-Scholes methodology, the total value of stock awards and options granted during 2005, 2004 and 2003 was $2.5 million, $3.0 million and $1.1 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options, typically five years. The per share weighted average fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003 was $8.55, $7.39 and $3.40, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31,	2005	2004	2003
Stock Option Plan
Risk-free interest rate	3.77% - 4.39%	3.6%	3.27%
Expected dividend yield	0.0%	0.0%	0.0%
Expected lives	6 years	6 years	6 years
Expected volatility	67.4% - 68.9%	68.4%	70.0%

Employee Stock Purchase Plan
Risk-free interest rate	2.85% - 3.79%	—	—
Expected dividend yield	0.0%	—	—
Expected lives	6 months	—	—
Expected volatility	43.7% - 56.0%	—	—

We account for stock options issued to consultants and other service providers pursuant to SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With, Selling Goods or Services.” Accordingly, the value of the stock options is determined based on the fair value of the services or other consideration received or the fair value of the stock options issued, whichever is more reliably measurable. The value is recognized as expense over the period the service is provided or upon receipt of the other consideration. There were no stock options granted to consultants or other service providers during 2005, 2004 or 2003.

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

Reclassifications

Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation.

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

Segment Reporting

Based upon the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in two business segments: the Engineering Products Division (“EPD”) and the Pyramid Probe Division (“PPD”). Our engineering probe stations, analytical probes, probing accessories and application software are sold through EPD. Our production probe cards are sold through PPD.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123R effective January 1, 2006. See Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation above for an estimate of how SFAS No. 123R would have affected results of operations in 2005, 2004 and 2003. We are currently evaluating the provisions of SFAS No. 123R and expect that the adoption will have a material impact on our consolidated results of operations and earnings per share, as the stock-based compensation expense will be charged directly against our reported earnings. The adoption of SFAS No. 123R will not have any effect on our cash flows or liquidity as equity-based compensation is a non-cash expense.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we adopted SFAS No. 151 effective January 1, 2006. While we have not completed our analysis of the impact of SFAS No. 151, we do not currently believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

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

NOTE 3. MARKETABLE SECURITIES

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, we have classified our marketable securities as available for sale securities and have recorded them at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity. Certain information regarding our marketable securities was as follows (in thousands):

December 31,	2005	2004
Fair market value:
Municipal obligations	$48,474	$38,325
Agency discount notes	—	4,960
Government securities	1,197	1,208
	$49,671	$44,493
Cost:
Municipal obligations	$48,542	$38,327
Agency discount notes	—	4,967
Government securities	1,205	1,216
	$49,747	$44,510

Fair market value by maturity:
Within one year	$48,122	$41,714
One to two years	1,549	2,779
	$49,671	$44,493

Gross unrealized holding losses:
Municipal obligations	$(68)	$(2)
Agency discount notes	—	(7)
Government securities	(8)	(8)
	$(76)	$(17)

Year Ended December 31,	2005	2004	2003
Proceeds from sales	$41,577	$9,379	$9,513
Gross realized gains on sales	$—	$—	$3
Gross realized losses on sales	$—	$—	$—

There we no unrealized holding gains at December 31, 2005 or 2004. We use the specific identification method for determining gains and losses on our marketable securities. At December 31, 2005 and 2004, we determined that unrealized losses on our marketable securities were temporary based on the duration of the unrealized losses and on our ability to hold the marketable securities until maturity.

NOTE 4. INVENTORIES

Inventories consisted of the following (in thousands):

December 31,	2005	2004
Raw materials	$4,747	$4,665
Work-in-process	1,138	1,548
Finished goods	5,004	3,967
	$10,889	$10,180

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

December 31,	2005	2004
Equipment	$12,996	$12,342
Leasehold improvements	2,743	2,772
Construction in progress	776	61
	16,515	15,175
Less accumulated depreciation	(12,093)	(11,167)
	$4,422	$4,008

Depreciation expense was $1.5 million, $1.8 million and $1.9 million, respectively, in 2005, 2004 and 2003.

NOTE 6. OTHER ASSETS

Included in other long-term assets on our balance sheet are patents. The gross amount of patents and the related accumulated amortization were as follows (in thousands):

December 31,	2005	2004
Patents	$3,945	$3,435
Accumulated amortization	(2,527)	(2,251)
	$1,418	$1,184

Amortization expense totaled $311,000, $255,000 and $341,000, respectively, in 2005, 2004 and 2003.

Amortization of the patents is as follows over the next five years (in thousands):

2006	$244
2007	215
2008	207
2009	204
2010	154
Thereafter	394

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

December 31,	2005	2004
Accrued compensation and benefits	$1,775	$1,527
Accrued warranty	488	365
Other	824	922
	$3,087	$2,814

NOTE 8. INCOME TAXES

Domestic and foreign pre-tax income (loss) was as follows (in thousands):

Year ended December 31,	2005	2004	2003
Domestic	$9,215	$6,161	$(1,126)
Foreign	277	(67)	925
	$9,492	$6,094	$(201)

The provision (benefit) for income taxes consisted of the following (in thousands):

Year ended December 31,	2005	2004	2003
Current:
Federal	$1,443	$1,318	$147
State	130	90	11
Foreign	5	139	385
Total current	1,578	1,547	543

Deferred:
Federal	(373)	(188)	(463)
State	(23)	17	291
Foreign	(9)	11	(123)
Total deferred	(405)	(160)	(295)
Provision (benefit) for income taxes	$1,173	$1,387	$248

The provision (benefit) for income taxes varies from the amounts computed by applying the Federal statutory rate of 34% to income (loss) before income taxes as follows (in thousands):

Year ended December 31,	2005	2004	2003
Federal income tax (benefit) computed at statutory rates	$3,228	$2,072	$(68)
Extraterritorial income exclusion tax benefit	(286)	(340)	(95)
Difference in foreign tax rate	—	34	(40)
State income taxes, net of federal benefit	209	172	(48)
Deferred stock–based compensation	(30)	92	46
Tax credits (R&D and foreign tax credit)	(1,289)	(848)	(467)
Changes in valuation allowance	(107)	35	781
Tax exempt interest income	(338)	—	—
State net operating loss utilized	(38)	—	—
Other	(176)	170	139
Provision (benefit) for income taxes	$1,173	$1,387	$248

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

December 31,	2005	2004
Current deferred tax assets:
Reserves and allowances	$310	$314
Inventory reserves	672	650
Accrued vacation	291	252
Deferred intercompany profit	384	159
Other current deferred tax assets	42	177
Total current deferred tax assets	1,699	1,552

Non-current deferred tax assets:
Retirement allowance	153	211
State net operating loss carryforwards	1	139
State research tax credits	1,766	1,275
Foreign tax credits	244	377
Other non-current deferred tax assets	512	335
Gross non-current deferred tax assets	2,676	2,337
Valuation allowance	(1,766)	(1,794)
Total net non-current deferred tax assets	910	543

Non-current deferred tax liabilities:
Patents	574	478
Net deferred tax assets	$2,035	$1,617

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets. In 2005, we released $28,000 of valuation allowance related to the future realization of foreign tax credits and foreign net operating losses. We now believe it is more likely than not that the benefit of these credits and losses will be realized in future periods based on anticipated future profits.

Our 2004 tax provision included the reversal of $726,000 of previously recorded valuation allowance based on our 2004 performance. The reversal primarily related to U.S. research and engineering credits and state net operating loss carryforwards, which were utilized during 2004. In addition, in 2004, we increased the valuation allowance by $761,000 for excess foreign tax credits and State of Oregon research and engineering credits, which we believe are more likely than not to not be utilized in the future. The net result was an increase in valuation allowance in 2004 of $35,000.

The net increase (decrease) in the total valuation allowance was $28,000, $35,000 and $781,000, respectively, in 2005, 2004 and 2003. The valuation allowance as of December 31, 2005 and 2004 was $1.8 million and $1.8 million, respectively. The portion of valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is approximately $78,000.

In 2005, 2004 and 2003, income tax benefits attributable to employee stock option transactions of $855,000, $2,000 and $0, respectively, were allocated to shareholders’ equity.

We had state and foreign net operating loss carryforwards, foreign tax credits and state research and experimentation credit carryforwards of approximately $11,000, $244,000 and $1.8 million, respectively, at December 31, 2005 to offset against future taxable income. These carryforwards expire beginning 2006 through 2025.

We did not provide for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2005, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $2.9 million.

A provision of the Internal Revenue Code requires the utilization of net operating losses and research and experimentation credits be limited when we a change in ownership of more than 50% occurs. We believe that such a change occurred with the issuance of common stock in our initial public offering (“IPO”) in December 2004. Accordingly, the utilization of the net operating loss and credit carryforwards generated from periods prior to December 2004 may be limited in the timing of their utilization.

NOTE 9. RESEARCH AND DEVELOMENT AGREEMENT WITH KEY CUSTOMER

In 2002, we entered into a cooperative research and development agreement with a key customer. Pursuant to the terms of the agreement, this customer reimburses us for certain research and development work performed in relation to the development of certain probes. Accordingly, in 2005, 2004 and 2003, we received zero, $94,000 and $248,000, respectively, which was netted with research and development expense on our consolidated statements of operations.

NOTE 10. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

Year ended December 31,	2005	2004	2003
Gain on investments, net	$—	$—	$3
Gains related to foreign currency hedges	151	74	49
Remeasurement related foreign currency gains (losses)	(34)	132	318
Settlement income from a service provider	700	—	—
Other	131	9	20
	$948	$215	$390

NOTE 11. CONVERSION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

In 1999, we designated 1.5 million shares of authorized preferred stock as Series C redeemable convertible preferred stock (“Series C”). In December 2003, all of the Series C was redeemed at a price of $8.00 per share in exchange for a $7.0 million note and $3.0 million of cash. Upon redemption of the Series C, the related unaccreted costs of $219,000 were recorded as a loss on redemption. The $7.0 million note was paid in full in December 2004 with proceeds from our IPO.

NOTE 12. SHAREHOLDERS’ EQUITY

Public Sale of Common Stock

We completed our IPO of 3.3 million shares of our common stock in December 2004 for net proceeds of $41.6 million. Offering costs of $4.7 million were offset against the proceeds. Upon completion of the IPO, all of the then outstanding shares of our Series A redeemable convertible preferred stock (“Series A”) and Series B redeemable convertible preferred stock (“Series B”) automatically converted to a total of 2,346,486 shares of our common stock, and the common stock put agreement with one of our founders expired. Accordingly, the remaining $547,000 related to the put agreement was reclassified to common stock. In addition, our authorized common stock increased from 12 million shares to 100 million shares.

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

Year Ended December 31,	2004	2003
Number of shares repurchased	23,562	61,776
Weighted average per share purchase price	$8.40	$5.00

Stock Put Agreement

We had a common stock put agreement with one of our original founders, which expired upon our IPO in December 2004. As part of the agreement, at the founder’s annual option on or before July 1, we were required to purchase common shares valued at up to $150,000 based on our last annual valuation. Additional common shares could be purchased at our discretion if so agreed to by the founder. In 2004, we purchased 15,790 shares at $9.50 per share and in 2003, we repurchased 30,000 shares at $5.00 per share.

Common Stock Warrant

In 1998, we issued a warrant for the purchase of 15,000 shares of our common stock at $3.80 per share. The warrant entitled the holder to additional shares upon the satisfaction of certain conditions, as defined in the agreement. During 1999, one such condition was satisfied, increasing the number of shares eligible for purchase under the warrant to 25,000. In December 2003, we issued 18,091 shares of our common stock upon the exercise of a portion of the warrants in exchange for $57,000 of cash and the surrender of the remaining warrants to purchase 6,909 shares of our common stock. The fair value of the initial 15,000 shares and the additional 10,000 shares under the warrant was determined using the Black-Scholes valuation model with the following assumptions: no dividend yield; risk-free interest rates of 4.45% and 6.19%, respectively; expected volatility of 81%; and contractual lives of 5.0 and 4.5 years, respectively. The fair value of these warrants was not material to the financial statements.

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

At December 31, 2005, 386,500 shares were available for future grants, and we had 2,107,938 shares of our common stock reserved for future issuance under the Plans. Stock option activity for each of the years in the three-year period ended December 31, 2005 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,825,665	$3.98
Granted	380,450	5.26
Exercised	(130,397)	(0.81)
Forfeited	(302,223)	(3.82)
Outstanding at December 31, 2003	1,773,495	4.52
Granted	496,250	11.71
Exercised	(145,668)	(1.38)
Forfeited	(185,989)	(3.82)
Outstanding at December 31, 2004	1,938,088	6.65
Granted	288,550	13.83
Exercised	(433,234)	(4.39)
Forfeited	(71,966)	(8.08)
Outstanding at December 31, 2005	1,721,438	$8.37

The following information relates to options outstanding and exercisable under the Plans at December 31, 2005:

Options Outstanding				Options Exercisable
Range of exercise price	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average exercise price
$3.10 – 3.80	332,093	1.94	$3.33	332,093	$3.33
5.00 – 5.50	325,868	7.27	5.24	175,308	5.17
7.00 – 9.50	524,858	6.72	8.04	341,278	7.61
11.15 – 12.25	37,500	6.75	11.30	17,400	11.15
13.52 – 14.38	501,119	7.98	13.86	161,474	13.71
$3.10 – 14.38	1,721,438	6.27	$8.37	1,027,553	$6.83

At December 31, 2004 and 2003, 1,113,562 and 1,028,825 options, respectively, were exercisable at weighted average exercise prices of $5.03 per share and $3.65 per share, respectively.

Deferred Stock-Based Compensation

During 2003, we issued 380,450 options to employees and non-employee directors. Due to the difference between the exercise price and the estimated fair value of common stock, approximately $1.0 million of compensation expense is being amortized over the vesting period of five years. We recognized compensation expense of $122,000 in 2005, $326,000 in 2004 and $139,000 in 2003 related to these options. Additionally, in 2003, we recognized the remaining $38,000 in deferred stock-based compensation related to options issued to employees and non-employee directors prior to our attempted public offering in 2000.

Previously recognized compensation expense related to unvested options that are forfeited is reversed in the quarter that the options are forfeited and no future amortization related to the forfeited options is recognized. Reversals of compensation expense totaled $46,000, $265,000 and $32,000 in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

In February 2004, our board of directors approved the 2004 Employee Share Purchase Plan (the “2004 ESPP”) and the reservation of 400,000 shares of our common stock thereunder. The 2004 ESPP consists of two-year offering periods with four consecutive, overlapping six-month purchase periods commencing on the first trading day on or after February 1 and August 1 each year (the “Enrollment Date”). Based on the effective date of our IPO, the first offering period commenced on February 1, 2005 and ended on July 31, 2005. Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to purchase up to 5,000 shares per six-month purchase period, at a purchase price of 85% of the fair market value of a share of common stock on the Enrollment Date or on the exercise date, whichever is lower. The exercise date is the last trading day of each offering period. If the purchase price is lower on the exercise date than on the Enrollment Date, the two-year offering period will terminate and a new two-year offering period will begin. Participating employees are automatically enrolled in the new offering period. During 2005, we issued 31,000 shares pursuant to the 2004 ESPP at a price of $8.93 per share and 369,000 shares remained available for purchase.

NOTE 13. RELATED PARTY TRANSACTIONS

Agilent Technologies

Prior to our IPO, Agilent Technologies held all of the outstanding shares of Series A and 87,500 shares of the Series B. Upon our IPO, the Series A and Series B were converted into a total of 1,424,819 shares of our common stock and, as of December 31, 2005, Agilent held 798,957 shares of our common stock, which represented approximately 7.1% of our outstanding common stock. Certain other financial information related to Agilent was as follows:

Year Ended December 31,	2005	2004	2003
Sales to Agilent	$2.5 million	$2.0 million	$1.3 million
Purchases from Agilent	$548,000	$327,000	$268,000
Royalties paid to Agilent for non-exclusive license to use certain patented technology relating to electrical measurement apparatuses	$11,000	$9,000	$22,000

December 31,	2005	2004
Receivable from Agilent	$171,000	$328,000
Payable to Agilent	$35,000	$79,000

NOTE 14. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan which allows eligible employees to contribute a certain percentage of their salary. We match 40% of eligible employees’ contributions, up to a maximum of 2% of the employees’ earnings. Our matching contribution for the savings plan was $230,000, $194,000 and $180,000, respectively, in 2005, 2004 and 2003.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Operating Leases and Subleases

We lease office and manufacturing space under operating leases that expire at various dates through 2009. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facility. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,
2006	$2,410
2007	2,127
2008	1,518
2009	590
2010	—
Thereafter	—
$6,645

Lease expense was $2.5 million, $2.5 million and $2.4 million, respectively, in 2005, 2004 and 2003.

We plan to sublease certain office space to a third party. For this office space, during May 2002, we expensed the rental payments for the period of time the building would remain unoccupied and the difference between the expected rental sublease payments and our obligation under the lease. The total amount expensed was $628,000 and was not included in the total lease expense, but is included in the five-year payout table. The balance of the accrual at December 31, 2005 and 2004 was $30,000 and $102,000, respectively, and was included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 16. SEGMENT REPORTING AND ENTERPRISE-WIDE DISCLOSURES

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams of engineering products and pyramid products.

The Chief Operating Decision Maker has determined that the additional information previously prepared was arbitrary and did not provide useful information upon which to base operating decisions. As of January 2005, we only collect revenue data for each segment. Accordingly, the data for 2004 and 2003 has been reclassified to conform to the current period presentation.

The following table summarizes revenue for each of our business segments. We do not track our operating income or assets on a segment level, and, accordingly, that information is not provided (in thousands):

Year Ended December 31,	2005	2004	2003
External revenue from EPD	$63,566	$58,467	$47,345
External revenue from PPD	10,071	5,948	3,211
	$73,637	$64,415	$50,556

We are not able to provide revenue by product line or group of similar products as it would be impracticable to do so.

Our revenues by geographic area were as follows (in thousands):

Year Ended December 31,	2005	2004	2003
United States	$23,877	$24,762	$24,708
Japan	15,085	14,909	11,838
Taiwan	7,612	6,853	3,631
Other	27,063	17,891	10,379
	$73,637	$64,415	$50,556

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2005	2004
United States	$5,993	$5,230
Japan	108	225
Other	18	19
	$6,119	$5,474

SCHEDULE II

Cascade Microtech. Inc.

Valuation and qualifying Accounts

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Year Ended December 31, 2003:

Allowance for uncollectible accounts	$99	$6	$5	$(9)	$101
Inventory reserves	$1,774	$377	$—	$(412)	$1,739

Year Ended December 31, 2004:

Allowance for uncollectible accounts	$101	$15	$3	$(33)	$86
Inventory reserves	$1,739	$159	$—	$(96)	$1,802

Year Ended December 31, 2005:

Allowance for uncollectible accounts	$86	$15	$(1)	$(3)	$97
Inventory reserves	$1,802	$125	$—	$(67)	$1,860

(a) Charges to this account relate to changes in foreign currency exchange rates.

(b) Charges to the accounts included in this column are for the purposes for which the reserves were created.