Form 10-Q
period 2006-03-31
CASCADE MICROTECH INC
filed 2006-05-10
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of common stock outstanding as of May 8, 2006 was 11,409,572.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$1,896	$2,224
Short-term marketable securities	51,673	48,122
Accounts receivable, net of allowances of $81 and $97	16,088	16,182
Inventories, net	11,477	10,889
Prepaid expenses and other	2,014	3,000
Deferred income taxes	1,584	1,699
Total Current Assets	84,732	82,116

Long-term marketable securities	1,045	1,549
Fixed assets, net of accumulated depreciation of $12,398 and $12,093	5,240	4,422
Deferred income taxes	342	336
Other assets, net	1,734	1,697
Total Assets	$93,093	$90,120

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$6	$8
Accounts payable	4,686	3,904
Deferred revenue	515	516
Accrued liabilities	3,478	3,087
Total Current Liabilities	8,685	7,515

Deferred revenue	309	255
Other long-term liabilities	822	845
Total Liabilities	9,816	8,615

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 11,406 and 11,328	114	113
Additional paid-in capital	59,257	58,287
Deferred stock-based compensation	—	(142)
Accumulated other comprehensive loss - unrealized holding losses on investments	(73)	(76)
Retained earnings	23,979	23,323
Total Shareholders’ Equity	83,277	81,505
Total Liabilities and Shareholders’ Equity	$93,093	$90,120

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2006	2005

Revenue	$19,699	$18,661

Cost of sales	11,020	9,490
Stock-based compensation	112	12
Gross profit	8,567	9,159

Operating expenses:
Research and development (includes $77 and $4, respectively, of stock-based compensation)	1,998	1,643
Selling, general and administrative (includes $264 and $25, respectively, of stock-based compensation)	6,009	4,624
	8,007	6,267

Income from operations	560	2,892

Other income (expense):
Interest income	362	212
Interest expense	—	(16)
Other, net	57	24
	419	220

Income before income taxes	979	3,112
Provision for income taxes	323	617
Net income	$656	$2,495

Basic net income per share	$0.06	$0.23

Diluted net income per share	$0.06	$0.21

Shares used in per share calculations:
Basic	11,373	10,864
Diluted	11,907	11,674

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Quarter Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$656	$2,495
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	433	513
Stock-based compensation, net	453	41
Gain on disposal of fixed assets	(1)	—
Deferred income taxes	109	(388)
Excess tax benefits related to stock option exercises	(68)	—
(Increase) decrease in:
Accounts receivable, net	94	(1,265)
Inventories, net	(588)	(648)
Prepaid expenses and other	986	(426)
Increase (decrease) in:
Accounts payable	782	319
Deferred revenue	53	24
Accrued and other long-term liabilities	436	1,107
Net cash provided by operating activities	3,345	1,772

Cash flows from investing activities:
Purchase of marketable securities	(10,977)	(13,158)
Proceeds from sale of marketable securities	7,933	11,109
Purchase of fixed assets	(1,169)	(207)
Proceeds from disposal of fixed assets	2
Investment in patents and other assets	(120)	(153)
Net cash used in investing activities	(4,331)	(2,409)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2)	(7)
Excess tax benefits related to stock option exercises	68	—
Additional offering costs	—	(83)
Proceeds from issuances of common stock	592	5
Net cash provided by (used in) financing activities	658	(85)

Decrease in cash and cash equivalents	(328)	(722)

Cash and cash equivalents:
Beginning of period	2,224	2,033
End of period	$1,896	$1,311

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid (refunded) for income taxes, net	(1,284)	38

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from our 2005 Annual Report on Form 10-K. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value.

Inventories consisted of the following (in thousands):

	March 31,	December 31
	2006	2005
Raw materials	$5,169	$4,747
Work-in-process	1,411	1,138
Finished goods	4,897	5,004
	$11,477	$10,889

Note 3. Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Our deferred compensation balance of $142,000 as of December 31, 2005, which was accounted for under APB 25, was reclassified into additional paid in capital upon the adoption of SFAS 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in the net income in the periods after the date of adoption using the Black-Scholes valuation method over the remainder the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R was not material.

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2005
Net income, as reported	$2,495
Add - stock-based compensation included in reported net income , net of tax	33
Fair value of stock-based employee compensation, net of tax	(368)
Net income, pro forma	$2,160
Basic net income per share:
As reported	$0.23
Pro forma	$0.20
Diluted net income per share:
As reported	$0.21
Pro forma	$0.19

To determine stock-based compensation included in reported net income, net of tax, we used a tax rate approximating our effective tax rate of 19.8% for the first quarter of 2005.

Certain information regarding our stock-based compensation was as follows:

Three Months Ended March 31,	2006	2005
Weighted average grant-date fair value of share options granted	$623,000	$215,000
Total intrinsic value of share options exercised	273,000	8,000
Stock-based compensation recognized in results of operations	453,000	41,000
Tax benefit recognized in statement of operations	181,000	16,000
Cash received from options exercised and shares purchased under all share-based arrangements	592,000	5,000
Tax deduction realized related to stock options exercised	68,000	—

No stock-based compensation was capitalized as a part of an asset during the three months ended March 31, 2006.

Our stock-based compensation was included in our statements of operations as follows:

Three Months Ended March 31,	2006	2005
Cost of sales	$112,000	$12,000
Research and development	77,000	4,000
Selling, general and administrative	264,000	25,000
	$453,000	$41,000

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2006	2005
Stock Incentive Plans
Risk-free interest rate	4.72%	4.17%
Expected dividend yield	0.0%	0.0%
Expected term (years)	6.5 years	6 years
Expected volatility	61.4%	67.4%

Employee Stock Purchase Plan
Risk-free interest rate	4.73% - 4.79%	2.68%
Expected dividend yield	0.0%	0.0%
Expected term (years)	0.5 to 2.0 years	0.5 years
Expected volatility	34.6% to 45.7%	56.0%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on a weighted average actual volatility of a peer group of companies over the prior 6.5 year period. The expected volatility for our employee stock purchase plan is calculated based on our historical volatility and consideration of a peer group. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend rate is 0%.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award, which is the requisite service period, with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

The following reconciles what certain operating results would have been without the effects of applying SFAS No. 123R in the first quarter of 2006:

	As reported	Pro Forma without effects of applying SFAS No. 123R
Income before income taxes	$979,000	$1,410,000
Net income	656,000	1,017,000
Cash flow from operating activities	3,345,000	3,413,000
Cash flow from financing activities	658,000	590,000
Basic earnings per share	0.06	0.09
Diluted earnings per share	0.06	0.09

Stock Incentive Plans

Our stock incentive plans include our 1993 Stock Incentive Plan (the “1993 Plan”) and our 2000 Stock Incentive Plan (the “2000 Plan”) (together, the “Plans”) and provide for the granting to employees of either incentive stock options or nonqualified stock options. Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is 10 years, and the right to exercise options granted generally vests as to 20% at the end of the first year and then as to 1.67% per month thereafter with full vesting occurring on the fifth anniversary. The 1993 Plan expired during 2003 and any remaining unissued options were canceled. The 2000 Plan expires October 15, 2010. In addition, options currently outstanding under the 1993 Plan will not be available for reissuance upon cancellation. We have authorized a total of 1.8 million shares of common stock for issuance under the 2000 Plan.

At March 31, 2006, 322,572 shares were available for future grants, and we had 2,073,369 shares of our common stock reserved for future issuance under the Plans. Stock option activity for the three-month period ended March 31, 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,721,438	$8.37
Granted	70,500	14.04
Exercised	(34,569)	5.31
Forfeited	(6,572)	12.54
Outstanding at March 31, 2006	1,750,797	8.64

Certain information regarding options outstanding as of March 31, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,750,797	1,039,655
Weighted average exercise price	$8.64	$7.00
Aggregate intrinsic value	$8,239,000	$6,445,000
Weighted average remaining contractual term	6.2 years	4.6 years

As of March 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested options was $5.0 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

Employee Stock Purchase Plan

In February 2004, our board of directors approved the 2004 Employee Share Purchase Plan (the “2004 ESPP”) and the reservation of 400,000 shares of our common stock thereunder. The 2004 ESPP consists of two-year offering periods with four consecutive, overlapping six-month purchase periods commencing on the first trading day on or after February 1 and August 1 each year (the “Enrollment Date”). Based on the effective date of our IPO, the first offering period commenced on February 1, 2005 and ended on July 31, 2005. Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to purchase up to 5,000 shares per six-month purchase period, at a purchase price of 85% of the fair market value of a share of common stock on the Enrollment Date or on the exercise date, whichever is lower. The exercise date is the last trading day of each offering period. If the purchase price is lower on the exercise date than on the Enrollment Date, the two-year offering period will terminate and a new two-year offering period will begin. Participating employees are automatically enrolled in the new offering period. During the first quarter of 2006, we issued 43,471 shares pursuant to the 2004 ESPP at a price of $9.39 per share, which represented a discount of $4.76 per share from the fair market value on the date of purchase, and 325,265 shares remained available for purchase as of March 31, 2006.

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

Three Months Ended March 31,	2006	2005
Shares used to calculate basic earnings per share	11,373	10,864
Dilutive effect of outstanding stock options	534	810
Shares used to calculate diluted earnings per share	11,907	11,674

Stock options not considered as they would have been antidilutive	652	270

Note 5. Comprehensive Income

Comprehensive income includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were $3,000 and $(59,000) in the first quarter of 2006 and 2005, respectively, and, as of March 31, 2006, total unrealized holding losses were $73,000.

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

Product warranty activity was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Warranty accrual, beginning of period	$488	$365
Reductions for warranty charges	(117)	(166)
Additions to warranty reserve	111	152
Warranty accrual, end of period	$482	$351

Note 7. Other Assets

Included in other long-term assets on our balance sheet are patents. The gross amount of patents and the related accumulated amortization were as follows (in thousands):

	March 31,	December 31,
	2006	2005
Patents	$4,053	$3,945
Accumulated amortization	(2,601)	(2,527)
	$1,452	$1,418

Amortization expense totaled $74,000 and $62,000, respectively, in the quarters ended March 31, 2006 and 2005.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Accrued compensation and benefits	$2,015	$1,775
Accrued warranty	482	488
Other	981	824
	$3,478	$3,087

Note 9. Segment Reporting

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams of engineering products (“EPD”) and pyramid products (“PPD”).

The following table summarizes revenue for each of our business segments. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

Three Months Ended March 31,	2006	2005
External revenue from EPD	$16,290	$16,732
External revenue from PPD	3,409	1,929
	$19,699	$18,661

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking, including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006. These risk factors have not significantly changed since they were filed with our Form 10-K and included the following:

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

•                  We continue to devote significant effort and resources to the growth and development of our Pyramid Probe products, which has had, and could continue to have, an adverse effect on our operating margins.

•                  If we do not keep pace with technological developments in the semiconductor industry, especially the trend toward faster, smaller and lower cost chips, our revenue and operating results could suffer as potential customers decide to adopt our competitors’ products.

•                  There is no assurance that products recently introduced for micro-fluidics research for the life sciences industry will generate revenues and profits.

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

•                  We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results. During the first quarter of 2006, we began the process of establishing direct sales office in China and Taiwan. This increased our operating expenses in the first quarter of 2006 and will increase our operating expenses going forward. There can be no assurance that the establishment of these offices will result in an increase in sales or a reduction in selling costs in these countries in the future.

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

•                  Intellectual property infringement claims by or against us may result in litigation, the cost of which could be substantial and could prevent us from selling our products. During the first quarter of 2006, we began legal proceedings against two separate parties to protect against the infringement of our patents. These proceedings increased our legal expenses during the first quarter of 2006 and we expect additional legal costs over the next few quarters. Any such litigation, whether or not determined in our favor or settled, might be costly, could harm our reputation and could divert the efforts and attention of management and technical personnel from our normal business operations.

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

•                  The additional costs that we incur as a result of being a public company will affect our operating results.

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

Our engineering probe stations, analytical probes, probing accessories and application software are sold through our Engineering Products Division (“EPD”). Our production probe cards are sold through our Pyramid Probe Division (“PPD”). To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years. Our production probe card revenue, however, increased as a percentage of total revenues in 2005 and in the first quarter of 2006 and we expect that trend to continue in the remainder of 2006 and beyond.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future. 300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 34.4% and 36.8% of our total Engineering Products Division revenue in the first quarter of 2006 and 2005, respectively.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in the first quarter of 2006 and 2005 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operation is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except for the addition of the Stock-Based Compensation information below, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share based payment awards granted to our employees and directors, including employee stock options, non-vested stock and stock purchases related to our employee stock purchase plan based on the estimated fair value of the award on the grant date.  Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest.  Therefore, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures.  Forfeiture estimates are based on historical forfeiture patterns. We update our forfeiture estimates quarterly and recognize any changes to accumulated compensation expense in the period of change.  If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
IN THOUSANDS (except per share amounts)	2006	2005
Revenue	100.0%	100.0%
Cost of sales and stock-based compensation	56.5	50.9
Gross profit	43.5	49.1
Operating expenses:
Research and development	9.8	8.8
Selling, general and administrative	29.2	24.6
Stock-based compensation	1.7	0.2
Total operating expenses	40.6	33.6
Income from operations	2.8	15.5
Other income, net	2.1	1.2
Income before income taxes	5.0	16.7
Provision for income taxes	1.6	3.3
Net income	3.3%	13.4%

(1)  Percentages may not add due to rounding.

Revenue increased $1.0 million, or 5.6%, to $19.7 million in the first quarter of 2006 compared to $18.7 million in the first quarter of 2005.

Revenue in the Engineering Products Division decreased $0.4 million, or 2.6%, to $16.3 million in the first quarter of 2006 compared to $16.7 million in the first quarter of 2005. Station average order total in the Engineering Products Division decreased 6.3% in the first quarter of 2006 compared to the first quarter of 2005 and total stations sold decreased 6.2%. Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The decrease in average order total was primarily attributable to sales of our new line of lower-priced, entry-level 150mm systems, more low-end options selected on our 300mm systems and more competitive pricing provided on multiple system orders. These factors were partially offset by the purchase of our higher-end eVue microscopes with many of the 300mm systems.

Revenue in the Pyramid Probe Division increased $1.5 million, or 76.7%, to $3.4 million in the first quarter of 2006 compared to $1.9 million in the first quarter of 2005 due to an increase in the number of production probe cards that we sold.

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

Cost of Sales and Gross Profit

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

Cost of sales increased $1.5 million, excluding stock-based compensation expense, or 16.1%, to $11.0 million in the first quarter of 2006 compared to $9.5 million in the first quarter of 2005 due to the following:

•                  an approximately $900,000 increase due to increased direct costs for higher revenue and changes in geographic and product mix;

•                  an approximately $181,000 increase due to increased inventory costs related to scrapping, obsolescence and returns;

•                  a $165,000 increase due to increased supplies usage;

•                  a $62,000 increase in salaries and wages; and

•                  a $115,000 increase due to less usage of the facilities for research and development fab runs.

Our gross profit decreased $0.6 million, or 6.5%, to $8.6 million in the first quarter of 2006 compared to $9.2 million in the first quarter of 2005. This decrease in our gross profit was attributable to the lower average order total described above as well as the additional costs incurred related to ramping our production run rate and reducing lead times within our PPD Division.  In addition, stock-based compensation increased $0.1 million in the first quarter of 2006 compared to the first quarter of 2005.  As a result, our gross profit as a percentage of revenue decreased to 43.5% in the first quarter of 2006 compared to 49.1% in the first quarter of 2005.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses increased $0.4 million, or 21.6%, to $2.0 million in the first quarter of 2006 compared to $1.6 million in the first quarter of 2005. The increase was primarily due to a $96,000 increase in supplies usage, a $254,000 increase in wages and related expenses due to headcount increases and salary adjustments and a $73,000 increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006. Partially offsetting these increases was a $115,000 decrease related to fewer fab runs.

Selling, General and Administrative

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

SG&A expenses increased $1.4 million, or 30.0%, to $6.0 million in the first quarter of 2006 compared to $4.6 million in the first quarter of 2005. The increase was primarily due to the following:

•                  $105,000 of costs in the first quarter of 2006 related to setting up direct sales offices in China and Taiwan, compared to none in the first quarter of 2005;

•                  a $239,000 increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006;

•                  a $180,000 increase in legal costs primarily related to initiating litigation against third parties to protect against the infringement of our patents;

•                  a $253,000 increase in audit-related costs and Sarbanes-Oxley compliance;

•                  a $110,000 increase in representative commissions, primarily related to the increase in PPD revenue;

•                  a $142,000 increase in wages and related costs, which resulted from increases in headcount and salary adjustments;

•                  a $99,000 increase in event fees and sales materials; and

•                  a $98,000 increase in demonstration equipment expenses.

During the first quarter of 2006, we accelerated our timetable for establishing our direct sales offices in China and Taiwan with the belief that there will be opportunity to increase business and lower our selling costs in the future.

Other Income (Expense)

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $362,000 in the first quarter of 2006 compared to $212,000 in the first quarter of 2005. The increase was primarily due to higher average cash balances in the first quarter of 2006 compared to the first quarter of 2005, as well as higher interest rates in the 2006 period compared to the 2005 period.

Interest expense of $16,000 in the first quarter of 2005 related to interest on our $7.0 million note payable for the portion of the 30-day prepayment notice period that occurred in January 2005.

Other income, net totaled $57,000 in the first quarter of 2006 compared to $24,000 in the first quarter of 2005. Other, net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Foreign currency remeasurement loss	$(58)	$(4)
Foreign currency transaction gain	109	29
Other	6	(1)
	$57	$24

Income Taxes

Our provision for income taxes totaled $323,000, or 33.0%, of income before income taxes, and $617,000, or 19.8%, of income before income taxes, in the first quarter of 2006 and 2005, respectively. The effective tax rate in the first quarter of 2006 does not include any benefit for research and experimentation tax credits since current legislation related to such credits has expired and has not yet been renewed. The effective tax rate in the first quarter of 2005 includes the release of $175,000 of valuation allowance related to the future realization of foreign tax credits.

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

At March 31, 2006, we had a net deferred tax asset on our balance sheet totaling $1.9 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $53.6 million at March 31, 2006, as well as from cash expected to be generated from operations.

Net cash provided by operating activities in the first quarter of 2006 was $3.3 million and consisted of net income of $0.7 million, non-cash expenses of $0.9 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net was relatively flat at $16.1 million at March 31, 2006 compared to $16.2 million at December 31, 2005. Our days sales outstanding was approximately 75 days at March 31, 2006 compared to 83 days at December 31, 2005.

Inventories increased to $11.5 million at March 31, 2006 compared to $10.9 million at December 31, 2005, primarily due to increased raw material balances based on demand for the second quarter of 2006. We believe that our inventory levels at March 31, 2006 are adequate given our revenue projections for the second quarter of 2006.

Prepaid expenses and other current assets decreased to $2.0 million at March 31, 2006 compared to $3.0 million at December 31, 2005 primarily due to a $1.3 million decrease in income taxes receivable as a result of receiving refunds.

Accounts payable increased to $4.7 million at March 31, 2006 compared to $3.9 million at December 31, 2005, primarily due to the increase in inventory discussed above and the timing of payments.

Accrued liabilities increased to $3.5 million at March 31, 2006 compared to $3.1 million at December 31, 2005, primarily due to a $0.2 million increase in accrued wages due to the timing of bi-weekly payroll dates and the number of days required to be accrued, and a $0.1 million increase in income taxes payable.

Net cash used in investing activities of $4.3 million in the first quarter of 2006 resulted from $3.0 million used for the net purchase of marketable securities, $1.2 million used for the purchase of fixed assets and $0.1 million used for investment in patents and other assets. Purchases of fixed assets primarily were for equipment related to our production probe division in the first quarter of 2006. We anticipate spending approximately $7.0 million in all of 2006 for fixed assets.

Net cash provided by financing activities of $0.7 million in the first quarter of 2006 resulted primarily from $0.6 million of proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan.

At March 31, 2006, we had an unused $150,000 standby letter of credit to be utilized in the event a customer requires certain guarantees. This letter of credit is collateralized by $150,000 of our cash and cash equivalents and expires August 14, 2006.

Seasonality

Typically, our revenue is lower in our fiscal first quarter than in our fiscal fourth quarter preceding it. However, revenue in the first quarter of 2006 was greater than the revenue in the fourth quarter of 2005 due to delays in closing certain orders in the fourth quarter of 2005. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006.

Item 4. Controls and Procedures

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

Part II - Other Information

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006. See also Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading “Forward Looking Statements and Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004. In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.6 million. As of March 31, 2006, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)