Form 10-Q
period 2006-06-30
CASCADE MICROTECH INC
filed 2006-08-09
CIK 864559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of common stock outstanding as of August 7, 2006 was 11,470,459.

CASCADE MICROTECH, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Cascade Microtech, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, In thousands)

	June 30,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$2,008	$2,224
Short-term marketable securities	46,644	48,122
Accounts receivable, net of allowances of $84 and $97	17,399	16,182
Inventories, net	12,445	10,889
Prepaid expenses and other	2,047	3,000
Deferred income taxes	1,745	1,699
Total Current Assets	82,288	82,116

Long-term marketable securities	4,972	1,549
Fixed assets, net of accumulated depreciation of $12,749 and $12,093	5,712	4,422
Deferred income taxes	344	336
Other assets, net	1,881	1,697
Total Assets	$95,197	$90,120

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$4	$8
Accounts payable	4,860	3,904
Deferred revenue	562	516
Accrued liabilities	4,116	3,087
Total Current Liabilities	9,542	7,515

Deferred revenue	241	255
Other long-term liabilities	802	845
Total Liabilities	10,585	8,615

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 11,416 and 11,328	114	113
Additional paid-in capital	59,782	58,287
Deferred stock-based compensation	—	(142)
Accumulated other comprehensive loss - unrealized holding losses on investments	(59)	(76)
Retained earnings	24,775	23,323
Total Shareholders’ Equity	84,612	81,505
Total Liabilities and Shareholders’ Equity	$95,197	$90,120

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$19,598	$18,311	$39,297	$36,972

Cost of sales	10,739	9,651	21,759	19,141
Stock-based compensation	113	10	225	22
Gross profit	8,746	8,650	17,313	17,809

Operating expenses:
Research and development (includes $76, $4, $153 and $8, respectively, of stock-based compensation)	2,150	1,669	4,148	3,312
Selling, general and administrative (includes $258, $11, $522 and $36, respectively, of stock-based compensation)	5,808	5,172	11,817	9,796
	7,958	6,841	15,965	13,108

Income from operations	788	1,809	1,348	4,701

Other income (expense):
Interest income	405	258	767	470
Interest expense	—	—	—	(16)
Other, net	(10)	766	47	790
	395	1,024	814	1,244

Income before income taxes	1,183	2,833	2,162	5,945
Provision for income taxes	387	602	710	1,219
Net income	796	2,231	1,452	4,726

Basic net income per share	$0.07	$0.20	$0.13	$0.43

Diluted net income per share	$0.07	$0.19	$0.12	$0.40

Shares used in per share calculations:
Basic	11,411	10,916	11,392	10,890
Diluted	11,897	11,728	11,841	11,696

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In thousands)

	For the Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$1,452	$4,726
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	902	1,003
Stock-based compensation, net	900	66
(Gain) loss on disposal of fixed assets	(6)	17
Deferred income taxes	(54)	(322)
Excess tax benefits related to stock option exercises	(99)	(243)
(Increase) decrease in:
Accounts receivable, net	(1,217)	(876)
Inventories, net	(1,556)	(684)
Prepaid expenses and other	953	(808)
Increase (decrease) in:
Accounts payable	956	238
Deferred revenue	32	(167)
Accrued and other long-term liabilities	1,085	231
Net cash provided by operating activities	3,348	3,181

Cash flows from investing activities:
Purchase of marketable securities	(27,349)	(18,463)
Proceeds from sale of marketable securities	25,421	14,220
Purchase of fixed assets	(2,014)	(532)
Proceeds from disposal of fixed assets	7	—
Investment in patents and other assets	(363)	(276)
Net cash used in investing activities	(4,298)	(5,051)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4)	(22)
Excess tax benefits related to stock option exercises	99	243
Additional offering costs	—	(83)
Proceeds from issuances of common stock	639	733
Net cash provided by financing activities	734	871

Decrease in cash and cash equivalents	(216)	(999)

Cash and cash equivalents:
Beginning of period	2,224	2,033
End of period	$2,008	$1,034

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
(Cash paid) refunds received for income taxes, net	(1,284)	1,437

Noncash financing activities:
Reversal of stock-based compensation	$—	$15

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

Inventories consisted of the following (in thousands):

	June 30,	December 31
	2006	2005
Raw materials	$4,793	$4,747
Work-in-process	2,463	1,138
Finished goods	5,189	5,004
	$12,445	$10,889

Note 3.  Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Our deferred compensation balance of $142,000 as of December 31, 2005, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified into additional paid in capital upon the adoption of SFAS No. 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in the net income in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income, as reported	$2,231	$4,726
Add - stock-based compensation included in reported net income, net of tax	20	53
Fair value of stock-based employee compensation, net of tax	(307)	(676)
Net income, as adjusted	$1,944	$4,103
Basic net income per share:
As reported	$0.20	$0.43
As adjusted	$0.18	$0.38
Diluted net income per share:
As reported	$0.19	$0.40
As adjusted	$0.17	$0.35

To determine stock-based compensation included in reported net income, net of tax, we used a tax rate approximating our effective tax rate of 21.3% and 20.5%, respectively, for the three and six-month periods ended June 30, 2005.

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of share options granted	$180	$39	$803	$255
Total intrinsic value of share options exercised	67	1,785	340	1,793
Stock-based compensation recognized in results of operations	447	25	900	66
Cash received from options exercised and shares purchased under all share-based arrangements	47	5	639	733
Tax benefit realized related to stock options exercised	31	243	99	243

No stock-based compensation was capitalized as a part of an asset during the three or six-month periods ended June 30, 2006 or 2005.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of sales	$113	$10	$225	$22
Research and development	76	4	153	8
Selling, general and administrative	258	11	522	36
	$447	$25	$900	$66

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Option Plan
Risk-free interest rate	5.07%	3.77%	4.72% - 5.07%	3.77% - 4.17%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6.5 years	6 years	6.5 years	6 years
Expected volatility	60.7%	68.9%	60.7% - 61.4%	67.4% - 68.9%

Employee Stock Purchase Plan
Risk-free interest rate	4.73% - 4.79%	2.85%	4.73% - 4.79%	2.85%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6 months – 2 years	6 months	6 months – 2 years	6 months
Expected volatility	34.6% to 45.7%	56.0%	34.6% to 45.7%	56.0%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on a weighted average actual volatility of a peer group of companies over the prior 6.5 year period. The expected volatility for our employee stock purchase plan is calculated based on our historical volatility and consideration of peer group data. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend rate is 0%.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award, which is the requisite service period, with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

The following table presents the impact of our adoption of SFAS No. 123R on selected line items from the condensed consolidated financial statements for the three and six-month periods ended June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As reported following SFAS No. 123R	If reported following APB No. 25	As reported following SFAS No. 123R	If reported following APB No. 25
Income before income taxes	$1,183	$1,608	$2,162	$3,018
Net income	796	1,221	1,452	2,308
Cash flow from operating activities	3	3	3,348	3,348
Cash flow from financing activities	76	76	734	734
Basic earnings per share	0.07	0.11	0.13	0.20
Diluted earnings per share	0.07	0.10	0.12	0.19

Stock Incentive Plans

Our stock incentive plans include our 1993 Stock Incentive Plan (the “1993 Plan”) and our 2000 Stock Incentive Plan (the “2000 Plan”) (together, the “Plans”) and provide for the granting to employees of either incentive stock options or nonqualified stock options. Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is 10 years, and the right to exercise options granted generally vests as to 20% at the end of the first year and then as to 1.67% per month thereafter with full vesting occurring on the fifth anniversary. The 1993 Plan expired during 2003 and any remaining unissued options were canceled. The 2000 Plan expires October 15, 2010. In addition, options currently outstanding under the 1993 Plan will not be available for reissuance upon cancellation. We have authorized a total of 2.4 million shares of common stock for issuance under the 2000 Plan.

At June 30, 2006, 900,991 shares were available for future grants, and we had 2,663,869 shares of our common stock reserved for future issuance under the Plans. Stock option activity for the six-month period ended June 30, 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,721,438	$8.37
Granted	95,000	13.43
Exercised	(44,069)	5.23
Forfeited	(9,491)	11.84
Outstanding at June 30, 2006	1,762,878	8.70

Certain information regarding options outstanding as of June 30, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,762,878	1,077,811
Weighted average exercise price	$8.70	$7.14
Aggregate intrinsic value	$6.2 million	$5.1 million
Weighted average remaining contractual term	6.0 years	4.5 years

The aggregate intrinsic value in the table above is based on our closing stock price of $11.46 on June 30, 2006, which would have been received by the optionees had all of the options with exercise prices less than $11.46 been exercised on that date. As of June 30, 2006, total unrecognized stock-based compensation related to outstanding, but unvested options was $4.8 million, which will be recognized over the weighted average remaining vesting period of 1.7 years.

Employee Stock Purchase Plan

In February 2004, our board of directors approved the 2004 Employee Share Purchase Plan (the “2004 ESPP”) and the reservation of 400,000 shares of our common stock thereunder. The 2004 ESPP consists of two-year offering periods with four consecutive, overlapping six-month purchase periods commencing on the first trading day on or after February 1 and August 1 each year (the “Enrollment Date”). Based on the effective date of our IPO, the first offering period commenced on February 1, 2005 and ended on July 31, 2005. Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to purchase up to 5,000 shares per six-month purchase period, at a purchase price of 85% of the fair market value of a share of common stock on the Enrollment Date or on the exercise date, whichever is lower. The exercise date is the last trading day of each offering period.  If the purchase price is lower on the exercise date than on the Enrollment Date, the two-year offering period will terminate and a new two-year offering period will begin. Participating employees are automatically enrolled in the new offering period. During the six month period ended June 30, 2006, we issued 43,471 shares pursuant to the 2004 ESPP at a weighted average price of $9.39 per share, which represented a weighted average discount of $4.76 per share from the fair market value on the dates of purchase, and 325,265 shares remained available for purchase as of June 30, 2006.

Note 4.  Amendment to 2000 Stock Incentive Plan

At our annual meeting of shareholders, which was held on May 19, 2006, our shareholders approved an increase in the number of shares reserved for issuance under the Cascade Microtech, Inc. 2000 Stock Incentive Plan to 2.4 million shares from 1.8 million shares.

Note 5.  Earnings Per Share

We compute net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shares used to calculate basic earnings per share	11,411	10,916	11,392	10,890
Dilutive effect of outstanding options and ESPP	486	812	449	806
Shares used to calculate diluted earnings per share	11,897	11,728	11,841	11,696

Stock options not considered as they would have been antidilutive	788	270	795	271

Note 6.  Comprehensive Income

Comprehensive income includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Unrealized holding gains (losses)	$14	$28	$17	$(30)

Total unrealized holding losses were $59,000 and $76,000, respectively, at June 30, 2006 and December 31, 2005.

Note 7.  Product Warranty

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

Product warranty activity was as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Warranty accrual, beginning of period	$488	$365
Reductions for warranty charges	(223)	(272)
Additions to warranty reserve	313	300
Warranty accrual, end of period	$578	$393

Note 8. Other Assets

Included in other long-term assets on our balance sheet are patents. The gross amount of patents and the related accumulated amortization were as follows (in thousands):

	June 30,	December 31,
	2006	2005
Patents	$4,268	$3,945
Accumulated amortization	(2,685)	(2,527)
	$1,583	$1,418

Amortization expense totaled $68,000 and $158,000, respectively, in the three and six-month periods ended June 30, 2006 and $57,000 and $119,000, respectively, in the three and six-month periods ended June 30, 2005.

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Accrued compensation and benefits	$1,966	$1,775
Accrued warranty	578	488
Other	1,572	824
	$4,116	$3,087

Note 10. Significant Customer and Segment Reporting

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams of the engineering products division (“EPD”) and the pyramid products division (“PPD”).

The following table summarizes revenue for each of our business segments. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
External revenue from EPD	$15,967	$15,980	$32,257	$32,713
External revenue from PPD	3,631	2,331	7,040	4,259
	$19,598	$18,311	$39,297	$36,972

One customer accounted for 12.0% and 10.8%, respectively, of our total revenue in the three and six-month periods ended June 30, 2006. No other customer accounted for 10% or more of our total revenue in the three and six-month periods ended June 30, 2006 or 2005.

Note 11. New Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48.

Note 12. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

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

•                  We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results. During the first quarter of 2006, we began the process of establishing direct sales office in China and Taiwan. This increased our operating expenses in the first and second quarters of 2006 and will increase our operating expenses going forward.  There can be no assurance that the establishment of these offices will result in an increase in sales or a reduction in selling costs as a percentage of sales in these countries in the future.

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

•                  Intellectual property infringement claims by or against us may result in litigation, the cost of which could be substantial and could prevent us from selling our products. During the first quarter of 2006, we began legal proceedings against two separate parties to protect against the infringement of our patents. These proceedings increased our legal expenses during the first quarter of 2006. Although these legal expenses were not significant in the second quarter of 2006 due to little activity, these cases are still open and we expect additional legal costs over the next few quarters. Any such litigation, whether or not determined in our favor or settled, might be costly, could harm our reputation and could divert the efforts and attention of management and technical personnel from our normal business operations.

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

•                  A disruption in our strategic relationship with Agilent Technologies could have a negative effect on our ability to market our products and could result in a decline in the price of our common stock. As our business has grown, this strategic relationship has become less significant and the impact of any disruption in this relationship is now considered minimal.

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

Overview

We design, develop and manufacture advanced wafer probing solutions for the electrical measurement of high performance chips. We design, manufacture and assemble our products in Beaverton, Oregon, with global sales, service and support centers in North America, Europe, Japan, Singapore, Taiwan and China. We were incorporated and introduced our first commercial products in 1984.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future.  300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 40% and 35% of our total EPD revenue in the first six months of 2006 and 2005, respectively.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips.  A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in the first six months of 2006 and 2005 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

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

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and stock-based compensation	55.4	52.8	55.9	51.8
Gross profit	44.6	47.2	44.1	48.2
Operating expenses:
Research and development	11.0	9.1	10.6	9.0
Selling, general and administrative	29.6	28.2	30.1	26.5
Total operating expenses	40.6	37.4	40.6	35.5
Income from operations	4.0	9.9	3.4	12.7
Other income (expense), net	2.0	5.6	2.1	3.4
Income before income taxes	6.0	15.5	5.5	16.1
Provision for income taxes	2.0	3.3	1.8	3.3
Net income	4.1%	12.2%	3.7%	12.8%

(1)  Percentages may not add due to rounding.

Revenue increased $1.3 million, or 7.0%, to $19.6 million in the three months ended June 30, 2006 compared to $18.3 million in the three months ended June 30, 2005 and increased $2.3 million, or 6.3%, to $39.3 million in the six months ended June 30, 2006 compared to $37.0 million in the six months ended June 30, 2005.

Revenue in the Engineering Products Division was flat at $16.0 million in the three months ended June 30, 2006 and 2005 and decreased $0.4 million, or 1.4%, to $32.3 million in the six months ended June 30, 2006 compared to $32.7 million in the six months ended June 30, 2005.

Certain financial information which contributed to the EPD revenue results was as follows:

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Percentage increase (decrease) in unit sales	(6.0)%	(6.1)%
Percentage increase (decrease) in average order total	9.0%	1.4%

Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The increases in average order total were primarily attributable to increases in unit sales of our 300mm systems, which have a higher average sales price than our 200mm systems, which had declining unit sales in both the three and six month periods ended June 30, 2006 compared to the same periods of 2005. The purchase of our higher-end eVue microscopes with many of the 300mm systems also contributed to the increases in average order total. These increases were partially offset by sales of our new line of lower-priced, entry-level 150mm systems, more low-end options selected on our 300mm systems and more competitive pricing provided on multiple system orders.

Revenue in the Pyramid Probe Division increased $1.3 million, or 55.8%, to $3.6 million in the three months ended June 30, 2006 compared to $2.3 million in the three months ended June 30, 2005 and increased $2.7 million, or 65.3%, to $7.0 million in the six months ended June 30, 2006 compared to $4.3 million in the six months ended June 30, 2005. These increases were due to an increase in the number of production probe cards that we sold, partially offset by a shift in mix to lower priced probe cards.

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

Cost of sales increased $1.0 million, or 11.3%, to $10.7 million in the three months ended June 30, 2006 compared to $9.7 million in the three months ended June 30, 2005 and increased $2.7 million, or 13.7%, to $21.8 million in the six months ended June 30, 2006 compared to $19.1 million in the six months ended June 30, 2005. These increases were primarily due to the following:

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Increased direct costs for higher revenue and changes in geographic and product mix	$799,000	$1,924,000
Increased inventory costs related to scrapping, discrepancies, obsolescence, revisions and returns	102,000	272,000
Increased freight expenses due primarily to more overseas inventory purchases and higher fuel costs	98,000	137,000
	$999,000	$2,333,000

Gross profit as a percentage of revenue decreased to 44.6% in the three months ended June 30, 2006 compared to 47.2% in the three months ended June 30, 2005 and decreased to 44.1% in the six months ended June 30, 2006 compared to 48.2% in the six months ended June 30, 2005. These decreases in our gross profit were primarily attributable to additional costs incurred related to ramping our production run rate and reducing lead times within our PPD Division. In addition, stock-based compensation increased $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2006 compared to the same periods of 2005. These increases resulted in an approximately 0.5 percentage point decrease in gross margin in both the three and six month periods ended June 30, 2006.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses increased $0.4 million, or 28.8%, to $2.1 million in the three months ended June 30, 2006 compared to $1.7 million in the three months ended June 30, 2005 and increased $0.8 million, or 25.2%, to $4.1 million in the six months ended June 30, 2006 compared to $3.3 million in the six months ended June 30, 2005.

The increases were primarily due to the following:

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Increase in salaries and benefits primarily due to increases in headcount	$426,000	$817,000
Increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006	72,000	145,000
	$498,000	$962,000

Selling, General and Administrative

Selling, general and administrative, or SG&A, expense includes compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, patent and trademark amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

SG&A expense increased $0.6 million, or 12.3%, to $5.8 million in the three months ended June 30, 2006 compared to $5.2 million in the three months ended June 30, 2005 and increased $2.0 million, or 20.6%, to $11.8 million in the six months ended June 30, 2006 compared to $9.8 million in the six months ended June 30, 2005. The increases were primarily due to the following:

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005	Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Increase in costs related to expansion and setting up direct sales offices in China, Taiwan and Singapore, including costs for labor and recruiting, offset by a decrease in representative commissions in these regions	$46,000	$282,000
Increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006	247,000	486,000
Increase in legal costs primarily related to initiating litigation against third parties to protect against the infringement of our patents and corporate projects	136,000	315,000
Increase in IT services, labor and software requirements for the network and expansion	143,000	200,000
Increase in representative commissions in regions other than China, Taiwan and Singapore and other sales expenses, primarily related to increased revenue	173,000	351,000
Increase (decrease) related to year-end audit and Sarbanes-Oxley compliance	(124,000)	190,000
	$621,000	$1,824,000

During 2006, we accelerated our timetable for establishing our direct sales offices in China and Taiwan with the belief that there will be opportunity to increase business and lower our selling costs as a percentage of sales in the future. These activities increased our operating expenses in the first and second quarters of 2006 and will increase our operating expenses going forward.

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $405,000 and $767,000, respectively, in the three and six-month periods ended June 30, 2006 compared to $258,000 and $470,000, respectively, in the comparable periods of 2005. The increases were primarily due to higher average cash balances in the first six months of 2006 compared to the first six months of 2005, as well as higher interest rates in the 2006 periods compared to the 2005 periods.

Interest expense of $16,000 in the six-month period ended June 30, 2005 related to interest on our $7.0 million note payable for the portion of the 30-day prepayment notice period that occurred in January 2005.

Other income (expense), net totaled ($10,000) and $47,000, respectively, in the three and six-month periods ended June 30, 2006 compared to $766,000 and $790,000, respectively, in the comparable periods of 2005. Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Foreign currency remeasurement gain (loss)	$49	$(5)	$(9)	$(9)
Foreign currency transaction gain	(58)	81	51	111
Settlement income from a service provider	—	700	—	700
Other	(1)	(10)	5	(12)
	$(10)	$766	$47	$790

The settlement income from a service provider was fully recognized in the quarter ended June 30, 2005 and we do not anticipate any additional settlement income in future periods.

Income Taxes

Our provision for income taxes totaled $710,000, or 32.8% of income before income taxes, and $1.2 million, or 20.5% of income before income taxes, in the first six months of 2006 and 2005, respectively.  The effective tax rate in the first six months of 2006 does not include any benefit for U.S. research and experimentation tax credits since current legislation related to such credits has expired and has not yet been reinstated. The effective tax rate in the first six months of 2005 included the release of $213,000 of valuation allowance related to the future realization of foreign tax credits.

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

At June 30, 2006, we had a net deferred tax asset on our balance sheet totaling $2.1 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $48.7 million at June 30, 2006, as well as from cash expected to be generated from operations.

Net cash provided by operating activities in the first six months of 2006 was $3.3 million and consisted of net income of $1.5 million, depreciation, amortization and stock-based compensation combined of $1.8 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net was increased $1.2 million to $17.4 million at June 30, 2006 compared to $16.2 million at December 31, 2005, due primarily to the non-linearity of shipments and higher revenue during the second quarter of 2006 compared to the fourth quarter of 2005. Our days sales outstanding was approximately 81 days at June 30, 2006 compared to 83 days at December 31, 2005.

Inventories increased $1.5 million to $12.4 million at June 30, 2006 compared to $10.9 million at December 31, 2005, primarily due to increased work-in-process and finished goods balances required to meet the projected demand for the third quarter of 2006. We believe that our inventory levels at June 30, 2006 are adequate given our revenue projections for the third quarter of 2006.

Prepaid expenses and other current assets decreased $1.0 million to $2.0 million at June 30, 2006 compared to $3.0 million at December 31, 2005 primarily due to a $1.3 million decrease in income taxes receivable as a result of receiving refunds.

Accounts payable increased $1.0 million to $4.9 million at June 30, 2006 compared to $3.9 million at December 31, 2005, primarily due to the increase in inventory discussed above and the timing of payments.

Accrued liabilities increased $1.0 million to $4.1 million at June 30, 2006 compared to $3.1 million at December 31, 2005, primarily due to a $100,000 increase in accrued wages due to the timing of bi-weekly payroll dates and the number of days required to be accrued, a $655,000 increase in income taxes payable and a $171,000 increase in our sales return reserve.

Net cash used in investing activities of $4.3 million in the first six months of 2006 resulted from $1.9 million used for the net purchase of marketable securities, $2.0 million used for the purchase of fixed assets and $0.4 million used for investment in patents and other assets. Purchases of fixed assets primarily were for equipment related to our production probe division in the first six months of 2006. We anticipate spending approximately $7.0 million in all of 2006 for fixed assets.

Net cash provided by financing activities of $0.7 million in the first six months of 2006 resulted primarily from $0.6 million of proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan.

At June 30, 2006, we had $284,000 in lines for letters of credit, of which, $153,000 was in use for certain guarantees. These lines expire March 31, 2007.

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

Part II - Other Information

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 16, 2006.  See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading “Forward Looking Statements and Risk Factors.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004.  In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.6 million. As of June 30, 2006, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on May 19, 2006, at which the following actions were taken:

1.               The shareholders elected the one nominee for director to the Board of Directors.  The one Class II directors elected, along with the voting results, were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Keith L. Barnes	10,468,517	47,692

2.               The shareholders approved an amendment to the Cascade Microtech, Inc. 2000 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder from 1,800,000 shares to 2,400,000 shares as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
6,863,172	2,388,073	4,556	1,260,408

3.               The shareholders approved the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
10,470,524	43,475	2,210	—

Item 6.           Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1

Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

10.1	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 24, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)