Form 10-Q
period 2006-09-30
CASCADE MICROTECH INC
filed 2006-11-09
CIK 864559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock outstanding as of November 6, 2006 was 11,665,229.

CASCADE MICROTECH, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Cascade Microtech, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$2,806	$2,224
Short-term marketable securities	44,179	48,122
Accounts receivable, net of allowances of $118 and $97	18,729	16,182
Inventories, net	13,940	10,889
Prepaid expenses and other	1,901	3,000
Deferred income taxes	1,832	1,699
Total Current Assets	83,387	82,116

Long-term marketable securities	7,933	1,549
Fixed assets, net of accumulated depreciation of $13,151 and $12,093	6,351	4,422
Deferred income taxes	343	336
Other assets, net	2,062	1,697
Total Assets	$100,076	$90,120

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$1	$8
Accounts payable	5,696	3,904
Deferred revenue	558	516
Accrued liabilities	5,047	3,087
Total Current Liabilities	11,302	7,515

Deferred revenue	265	255
Other long-term liabilities	934	845
Total Liabilities	12,501	8,615

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 11,576 and 11,328	116	113
Additional paid-in capital	61,445	58,287
Deferred stock-based compensation	—	(142)
Accumulated other comprehensive loss - unrealized holding gains (losses) on investments	7	(76)
Retained earnings	26,007	23,323
Total Shareholders’ Equity	87,575	81,505
Total Liabilities and Shareholders’ Equity	$100,076	$90,120

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$22,950	$18,987	$62,247	$55,959

Cost of sales	12,929	10,110	34,688	29,251
Stock-based compensation	107	11	332	33
Gross profit	9,914	8,866	27,227	26,675

Operating expenses:
Research and development (includes $77, $6, $230 and $14, respectively, of stock-based compensation)	2,231	1,758	6,379	5,070
Selling, general and administrative (includes $332, $24, $854 and $60, respectively, of stock-based compensation)	6,222	4,939	18,039	14,735
	8,453	6,697	24,418	19,805

Income from operations	1,461	2,169	2,809	6,870

Other income (expense):
Interest income	428	276	1,195	746
Interest expense	—	—	—	(16)
Other, net	272	(18)	319	772
	700	258	1,514	1,502

Income before income taxes	2,161	2,427	4,323	8,372
Provision for income taxes	929	279	1,639	1,498
Net income	$1,232	$2,148	$2,684	$6,874

Basic net income per share	$0.11	$0.19	$0.24	$0.63

Diluted net income per share	$0.10	$0.18	$0.23	$0.58

Shares used in per share calculations:
Basic	11,475	11,154	11,420	10,979
Diluted	11,930	11,933	11,845	11,783

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,684	$6,874
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,404	1,438
Stock-based compensation	1,416	107
(Gain) loss on disposal of fixed assets	(6)	47
Deferred income taxes	(140)	(275)
Excess tax benefits related to stock option exercises	(407)	683
(Increase) decrease in:
Accounts receivable, net	(2,547)	(3,375)
Inventories, net	(3,051)	(291)
Prepaid expenses and other	1,099	(1,228)
Increase (decrease) in:
Accounts payable	1,792	562
Deferred revenue	52	(50)
Accrued and other long-term liabilities	2,456	125
Net cash provided by operating activities	4,752	4,617

Cash flows from investing activities:
Purchase of marketable securities	(41,060)	(31,184)
Proceeds from sale of marketable securities	38,702	26,842
Purchase of fixed assets	(3,065)	(1,216)
Proceeds from disposal of fixed assets	7	—
Investment in patents and other assets	(634)	(402)
Net cash used in investing activities	(6,050)	(5,960)

Cash flows from financing activities:
Principal payments on capital lease obligations	(7)	(25)
Excess tax benefits related to stock option exercises	407	—
Additional offering costs	—	(99)
Proceeds from issuances of common stock	1,480	1,702
Net cash provided by financing activities	1,880	1,578

Increase in cash and cash equivalents	582	235

Cash and cash equivalents:
Beginning of period	2,224	2,033
End of period	$2,806	$2,268

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2
Cash paid for income taxes, net	80	2,127

Non-cash financing activities:
Reversal of stock-based compensation	$—	$33
Unrealized gain (loss) on investment activities	83	(33)

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

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$5,788	$4,747
Work-in-process	2,168	1,138
Finished goods	5,984	5,004
	$13,940	$10,889

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

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$2,148	$6,874
Add—stock-based compensation included in reported net income , net of tax	34	87
Fair value of stock-based employee compensation, net of tax	(306)	(982)
Net income, as adjusted	$1,876	$5,979
Basic net income per share:
As reported	$0.19	$0.63
As adjusted	$0.17	$0.54
Diluted net income per share:
As reported	$0.18	$0.58
As adjusted	$0.16	$0.51

To determine stock-based compensation included in reported net income, net of tax, we used a tax rate approximating our effective tax rate of 11.5% and 17.9%, respectively, for the three and nine-month periods ended September 30, 2005.

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of share options granted	$253	$223	$1,056	$478
Total intrinsic value of share options exercised	893	1,386	1,233	3,179
Stock-based compensation recognized in results of operations	516	41	1,416	107
Cash received from options exercised and shares purchased under all share-based arrangements	841	968	1,480	1,702
Tax benefit realized related to stock options exercised	308	440	407	683

No stock-based compensation was capitalized as a part of an asset during the three or nine-month periods ended September 30, 2006 or 2005.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of sales	$107	$11	$332	$33
Research and development	77	6	230	14
Selling, general and administrative	332	24	854	60
	$516	$41	$1,416	$107

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Option Plan
Risk-free interest rate	4.67%	4.01%	4.67% - 5.07%	3.77% - 4.17%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	4 years to 6.5 years	6 years	4 years - 6.5 years	6 years
Expected volatility	44.8% - 59.4%	68.4%	44.8% - 61.4%	67.4% - 68.9%

Employee Stock Purchase Plan
Risk-free interest rate	4.77% - 5.08%	3.79%	4.73% - 5.08%	2.85% - 3.79%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected term	6 months - 2 years	6 months	6 months - 2 years	6 months
Expected volatility	24.8% - 39.9%	43.7%	24.8% to 45.7%	43.7% - 56.0%

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

The following table presents the impact of our adoption of SFAS No. 123R on selected line items from the condensed consolidated financial statements for the three and nine-month periods ended September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As reported following SFAS No. 123R	If reported following APB 25	As reported following SFAS No. 123R	If reported following APB 25
Income before income taxes	$2,161	$2,654	$4,323	$5,672
Net income	1,232	1,725	2,684	4,033
Cash flow from operating activities	1,404	1,712	4,752	5,159
Cash flow from financing activities	1,146	838	1,880	1,473
Basic earnings per share	0.11	0.15	0.24	0.35
Diluted earnings per share	0.10	0.14	0.23	0.34

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

At September 30, 2006, 872,103 shares were available for future grants, and we had 2,551,153 shares of our common stock reserved for future issuance under the Plans. Stock option activity for the nine-month period ended September 30, 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,721,438	$8.37
Granted	137,200	12.70
Exercised	(156,785)	4.08
Forfeited	(22,803)	11.85
Outstanding at September 30, 2006	1,679,050	9.07

Certain information regarding options outstanding as of September 30, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,679,050	1,037,781
Weighted average exercise price	$9.07	$7.72
Aggregate intrinsic value	$6.5 million	$5.2 million
Weighted average remaining contractual term	6.1 years	4.8 years

The aggregate intrinsic value in the table above is based on our closing stock price of $12.45 on September 30, 2006, which would have been received by the optionees had all of the options with exercise prices less than $12.45 been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation related to outstanding, but unvested options was $4.6 million, which will be recognized over the weighted average remaining vesting period of 1.6 years.

Employee Stock Purchase Plan

In February 2004, our board of directors approved the 2004 Employee Share Purchase Plan (the “2004 ESPP”) and the reservation of 400,000 shares of our common stock thereunder. The 2004 ESPP consists of two-year offering periods with four consecutive, overlapping six-month purchase periods commencing on the first trading day on or after February 1 and August 1 each year (the “Enrollment Date”). Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to purchase up to 5,000 shares per six-month purchase period, at a purchase price of 85% of the fair market value of a share of common stock on the Enrollment Date or on the exercise date, whichever is lower. The exercise date is the last trading day of each offering period.  If the purchase price is lower on the exercise date than on the Enrollment Date, the two-year offering period will terminate and a new two-year offering period will begin. Participating employees are automatically enrolled in the new offering period. During the nine-month period ended September 30, 2006, we issued 90,836 shares pursuant to the 2004 ESPP at a weighted average price of $9.25 per share, which represented a weighted average discount of $3.50 per share from the fair market value on the dates of purchase, and 277,900 shares remained available for purchase as of September 30, 2006.

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

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shares used to calculate basic earnings per share	11,475	11,154	11,420	10,979
Dilutive effect of outstanding stock options	455	779	425	804
Shares used to calculate diluted earnings per share	11,930	11,933	11,845	11,783

Shares issuable pursuant to stock options not considered as they would have been antidilutive	723	—	812	272

Note 6.  Comprehensive Income

Comprehensive income includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Unrealized holding gains (losses)	$66	$(2)	$83	$(33)

Total unrealized holding gains (losses) were $7,000 and $(76,000), respectively, at September 30, 2006 and December 31, 2005.

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

Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Warranty accrual, beginning of period	$488	$365
Reductions for warranty charges	(348)	(407)
Additions to warranty reserve	463	437
Warranty accrual, end of period	$603	$395

Note 8. Other Assets

Included in other long-term assets on our balance sheet are patents. The gross amount of patents and the related accumulated amortization were as follows (in thousands):

	September 30, 2006	December 31, 2005
Patents	$4,524	$3,945
Accumulated amortization	(2,774)	(2,527)
	$1,750	$1,418

Amortization expense totaled $70,000 and $247,000, respectively, in the three and nine-month periods ended September 30, 2006 and $61,000 and $180,000, respectively, in the three and nine-month periods ended September 30, 2005.

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued compensation and benefits	$2,201	$1,775
Income taxes payable	1,292	2
Accrued warranty	603	488
Other	951	822
	$5,047	$3,087

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

The following table summarizes revenue for each of our business segments. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
External revenue from EPD	$18,116	$16,445	$50,373	$49,158
External revenue from PPD	4,834	2,542	11,874	6,801
	$22,950	$18,987	$62,247	$55,959

One customer accounted for 10% of our total revenue in the nine-month period ended September 30, 2006.  Except as stated for the nine-month period ended September 30, 2006, no customer accounted for 10% or more of our total revenue in the three -month periods ended September 30, 2006 or 2005 and the nine-month period ended September 30, 2005.

Note 11. Related Party Transaction

During the third quarter of 2006, we purchased certain equipment for $219,000 from FEI Company.  One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI Company.

Note 12. New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are in the process of analyzing the impact of applying SFAS No. 157 on our financial position and results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We believe that the implementation of SAB No. 108 will not have a material effect on our financial position or results of operations.

FASB Staff Position No. AUG AIR-1

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits accruing for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual and interim periods. This Staff Position is effective for fiscal years beginning after December 15, 2006 and must be retrospectively applied. We do not accrue for such costs in annual or interim periods and, accordingly, the adoption of this Staff Position is not expected to have any effect on our financial position or results of operations.

FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We are currently analyzing the effects of adopting Interpretation No. 48.

Note 13. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation, and include the reclassification of stock-based compensation to research and development expense and selling, general and administrative expense.

Note 14. Subsequent Event

In October 2006, we acquired the assets, technology and manufacturing process for the eVue product line, a digital microscope. The purchase price for these assets was less than 5% of our total assets as of the purchase date.  We are using an independent valuation specialist to allocate the purchase price to the acquired assets and this valuation has not yet been completed.

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

•                  We have recently purchased a product line and may make future acquisitions, which may be costly, difficult to integrate with our operations, divert management resources and dilute shareholder value.  In October 2006, we purchased the assets, technology and manufacturing process for the eVue product line, a digital microscope normally sold with our probe stations.  The purchase price was less than 5% of our total assets.

•                  We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results. During the first quarter of 2006, we began the process of establishing direct sales office in China and Taiwan. This increased our operating expenses in the first three quarters of 2006 and will increase our operating expenses going forward.  There can be no assurance that the establishment of these offices will result in an increase in sales or a reduction in selling costs as a percentage of sales in these countries in the future.

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

•                  Intellectual property infringement claims by or against us may result in litigation, the cost of which could be substantial and could prevent us from selling our products. During the first quarter of 2006, we began legal proceedings against two separate parties to protect against the infringement of our patents. These proceedings increased our legal expenses during the first nine-months of 2006. In October 2006 we settled one of these cases in our favor for minimal monetary compensation.  In the future, any such litigation, whether or not determined in our favor or settled, might be costly, could harm our reputation and could divert the efforts and attention of management and technical personnel from our normal business operations.

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

Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes and application software, as well as accessories from third parties. In addition, we design and build custom engineering probe stations to address the specific requirements of our customers. Analytical probes are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties and in production test. Our production probe cards are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. We refer to analytical probes and production probe cards as consumables, as they are routinely replaced during the testing process. We also generate revenue through the sale of service contracts to our customers.

Our engineering probe stations, analytical probes, probing accessories and application software are sold through our Engineering Products Division (“EPD”). Our production probe cards are sold through our Pyramid Probe Division (“PPD”). To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years.  Our production probe card revenue, however, increased as a percentage of total revenues in 2005 and in the first three quarters of 2006 and we expect that trend to continue in the remainder of 2006 and beyond.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future.  300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 37.0% and 33.8% of our total EPD revenue in the first nine months of 2006 and 2005, respectively.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips.  A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in the first nine months of 2006 and 2005 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and stock-based compensation	56.8	53.3	56.3	52.3
Gross profit	43.2	46.7	43.7	47.7
Operating expenses:
Research and development	9.7	9.3	10.2	9.1
Selling, general and administrative	27.1	26.0	29.0	26.3
Total operating expenses	36.8	35.3	39.2	35.4
Income from operations	6.4	11.4	4.5	12.3
Other income, net	3.1	1.4	2.4	2.7
Income before income taxes	9.4	12.8	6.9	15.0
Provision for income taxes	4.0	1.5	2.6	2.7
Net income	5.4%	11.3%	4.3%	12.3%

(1)  Percentages may not add due to rounding.

Revenue increased $4.0 million, or 20.9%, to $23.0 million in the three months ended September 30, 2006 compared to $19.0 million in the three months ended September 30, 2005 and increased $6.2 million, or 11.2%, to $62.2 million in the nine months ended September 30, 2006 compared to $56.0 million in the nine months ended September 30, 2005.

Revenue in the Engineering Products Division increased $1.7 million, or 10.2%, to $18.1 million in the three months ended September 30, 2006 compared to $16.4 million in the three months ended September 30, 2005 and increased $1.2 million, or 2.5%, to $50.4 million in the nine months ended September 30, 2006 compared to $49.2 million in the nine months ended September 30, 2005.

Certain financial information which contributed to the EPD revenue results was as follows:

	Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Percentage increase (decrease) in unit sales	6.8%	(1.6)%
Percentage increase in average order total	3.4%	1.9%

Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The increases in average order total in the three and nine-month periods ended September 30, 2006 compared to the same period of 2005 were due to an increase in unit sales of our 300mm systems, which have a higher average sales price than our 200mm systems, which had declining unit sales in the nine-month period. In addition, the mix of 300mm systems and 200mm systems as a percentage of the total systems revenue contributed to the increase in the nine-month period of 2006 compared to the same period of 2005. The purchase of our higher-end eVue microscopes with many of the 300mm systems also contributed to the increases in average order total. These increases were partially offset by sales of our new line of lower-priced, entry-level 150mm systems, more low-end options selected on our 300mm systems and more competitive pricing provided on multiple system orders.

Revenue in the Pyramid Probe Division increased $2.3 million, or 90.2%, to $4.8 million in the three months ended September 30, 2006 compared to $2.5 million in the three months ended September 30, 2005 and increased $5.1 million, or 74.6%, to $11.9 million in the nine months ended September 30, 2006 compared to $6.8 million in the nine months ended September 30, 2005. These increases were due to increases in the number of production probe cards that we sold, partially offset by a shift in mix to lower priced probe cards.

While our Pyramid probes still represent a small portion of our customers’ total probe card purchases, many of our large customers are now ordering our Pyramid probes for numerous, mainstream, high-volume logic test applications, displacing their historical purchases of cantilever and vertical probe cards. We continue to have a significant share of the market in probe cards for wireless devices. We also expect to continue to increase our non-wireless production probe card applications for a variety of wirebonded chip types. We have been adding headcount and equipment over the past several quarters. However, the strong demand has caused our lead times to increase. We expect to continue to add headcount and equipment in the coming quarters in order to shorten the lead times.

We have the ability to expand the capacity of our probe card microfabrication facility through additional equipment and headcount to about $40 million annually based on our current product mix and facility. We are currently using less than half of the facility’s potential capacity. Our growth rate, therefore, relies on our ability to recruit and train enough top-quality people for product fulfillment and field support.

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

Cost of sales increased $2.8 million, or 27.9%, to $12.9 million in the three months ended September 30, 2006 compared to $10.1 million in the three months ended September 30, 2005 and increased $5.4 million, or 18.6%, to $34.7 million in the nine months ended September 30, 2006 compared to $29.3 million in the nine months ended September 30, 2005.

These increases were primarily due to the following:

	Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Increased direct costs for higher revenue and changes in geographic and product mix	$1,398,000	$3,300,000
Increased indirect costs related to labor, overhead, scrapping, discrepancies, obsolescence, revisions, returns and freight	1,403,000	2,100,000
	$2,801,000	$5,400,000

Gross profit as a percentage of revenue (“gross margin”) decreased to 43.2% in the three months ended September 30, 2006 compared to 46.7% in the three months ended September 30, 2005 and decreased to 43.7% in the nine months ended September 30, 2006 compared to 47.7% in the nine months ended September 30, 2005. These decreases in our gross margin were primarily attributable to additional costs incurred related to ramping our production run rate and reducing lead times within our PPD Division. In addition, stock-based compensation increased $0.1 million and $0.3 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005. These increases resulted in an approximately 0.5 percentage point decrease in gross margin in both the three and nine-month periods ended September 30, 2006.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses increased $0.4 million, or 26.9%, to $2.2 million in the three months ended September 30, 2006 compared to $1.8 million in the three months ended September 30, 2005 and increased $1.3 million, or 25.8%, to $6.4 million in the nine months ended September 30, 2006 compared to $5.1 million in the nine months ended September 30, 2005. The increases were primarily due to the following:

	Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Increase in salaries and benefits primarily due to increases in headcount	$294,000	$893,000
Increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006	71,000	216,000
Increase in project supplies due to increased activity	90,000	307,000
Decrease in fab costs used for PPD	(2,000)	(186,000)
	$453,000	$1,230,000

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

SG&A expense increased $1.3 million, or 26.0%, to $6.2 million in the three months ended September 30, 2006 compared to $4.9 million in the three months ended September 30, 2005 and increased $3.3 million, or 22.4%, to $18.0 million in the nine months ended September 30, 2006 compared to $14.7 million in the nine months ended September 30, 2005. The increases were primarily due to the following:

	Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Increase in costs related to expansion and setting up direct sales offices in China, Taiwan and Singapore, including costs for labor and recruiting, offset by a decrease in representative commissions in these regions	$280,000	$302,000
Increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006	308,000	794,000
Increase in legal costs primarily related to initiating litigation against third parties to protect against the infringement of our patents and corporate projects	122,000	431,000
Increase in IT services, labor and software requirements for the network and expansion	111,000	312,000
Increase in representative commissions in regions other than China, Taiwan and Singapore and other sales expenses, primarily related to increased revenue	35,000	278,000
Increase in product marketing and marketing communications expense due to increased activity	74,000	206,000
Increase in sales expense — Europe due to increased activity	112,000	269,000
Increase in sales expense — North America due to increased activity	101,000	305,000
Other miscellaneous	157,000	403,000
	$1,300,000	$3,300,000

During 2006, we accelerated our timetable for establishing our direct sales offices in China and Taiwan with the belief that there will be opportunity to increase business and lower our selling costs as a percentage of sales in the future. These activities increased our operating expenses in the first three quarters of 2006 and will increase our operating expenses going forward.

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $428,000 and $1.2 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to $276,000 and $746,000, respectively, in the comparable periods of 2005. The increases were primarily due to higher average cash balances in the first nine months of 2006 compared to the first nine months of 2005, as well as higher interest rates in the 2006 periods compared to the 2005 periods.

Interest expense of $16,000 in the nine-month period ended September 30, 2005 related to interest on our $7.0 million note payable for the portion of the 30-day prepayment notice period that occurred in January 2005.

Other income (loss), net totaled $272,000 and $319,000, respectively, in the three and nine-month periods ended September 30, 2006 compared to $(18,000) and $772,000, respectively, in the comparable periods of 2005. Other income was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Foreign currency translation gain (loss)	$117	$(46)	$108	$(55)
Foreign currency transaction gain	155	54	207	165
Settlement income from a service provider	—	—	—	700
Other	—	(26)	4	(38)
	$272	$(18)	$319	$772

The settlement income from a service provider was fully recognized in the quarter ended June 30, 2005 and we do not anticipate any additional settlement income in future periods.

Income Taxes

Our provision for income taxes totaled $1.6 million, or 38% of income before income taxes, and $1.5 million, or 18% of income before income taxes, in the first nine months of 2006 and 2005, respectively.  The effective tax rate in the first nine months of 2006 included a provision to cover certain contingencies.  However, it did not include any benefit for U.S. research and experimentation tax credits since current legislation related to such credits has expired and has not yet been reinstated. The effective tax rate in the first nine months of 2005 included the release of $209,000 of valuation allowance related to the future realization of foreign tax credits.

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

At September 30, 2006, we had a net deferred tax asset on our balance sheet totaling $2.2 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short and long-term marketable securities, which totaled $54.9 million at September 30, 2006, as well as from cash expected to be generated from operations.

Net cash provided by operating activities in the first nine months of 2006 was $4.8 million and consisted of net income of $2.7 million, depreciation, amortization and stock-based compensation combined of $2.8 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased $2.5 million to $18.7 million at September 30, 2006 compared to $16.2 million at December 31, 2005, due primarily to higher revenue during the third quarter of 2006 compared to the fourth quarter of 2005, partially offset by more linearity in shipments during the third quarter of 2006 compared to the fourth quarter of 2005. Our days sales outstanding was approximately 74 days at September 30, 2006 compared to 83 days at December 31, 2005.

Inventories increased $3.1 million to $13.9 million at September 30, 2006 compared to $10.9 million at December 31, 2005, due to increased raw materials, work-in-process and finished goods balances required to meet the projected demand for the fourth quarter of 2006. We believe that our inventory levels at September 30, 2006 are adequate given our revenue projections for the fourth quarter of 2006.

Prepaid expenses and other current assets decreased $1.1 million to $1.9 million at September 30, 2006 compared to $3.0 million at December 31, 2005 primarily due to a $1.3 million decrease in income taxes receivable as a result of receiving refunds.

Accounts payable increased $1.8 million to $5.7 million at September 30, 2006 compared to $3.9 million at December 31, 2005, primarily due to the increase in inventory discussed above and the timing of payments.

Accrued liabilities increased $1.9 million to $5.0 million at September 30, 2006 compared to $3.1 million at December 31, 2005, primarily due to a $0.5 million increase in accrued wages due to the timing of bi-weekly payroll dates, the number of days required to be accrued and increased headcount, a $1.3 million increase in income taxes payable and a $163,000 increase in our sales return reserve.

Net cash used in investing activities of $6.1 million in the first nine months of 2006 resulted from $2.4 million used for the net purchase of marketable securities, $3.1 million used for the purchase of fixed assets and $0.6 million used for investment in patents and other assets. Purchases of fixed assets primarily were for equipment related to our production probe division in the first nine months of 2006. We anticipate spending approximately $5.0 million in all of 2006 for fixed assets.

Net cash provided by financing activities of $1.9 million in the first nine months of 2006 resulted primarily from $1.5 million of proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan.

At September 30, 2006, we had $250,000 in lines for letters of credit, of which, $119,000 was in use for certain guarantees. These lines expire March 31, 2007.

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

PART II — OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004.  In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.6 million. As of September 30, 2006, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

Item 5.  Other Information

Incentive Compensation Plan

On August 11, 2006, our Board of Directors approved the incentive compensation plan for the six-month period ending December 31, 2006 (the “Bonus Plan”). The Bonus Plan establishes target bonus levels for each participant and will be paid based on the achievement of certain goals. A copy of incentive compensation plan is filed as Exhibit 10.1 to this report and incorporated herein by reference.

Amendment to Director Compensation Arrangements

On August 11, 2006, our Board of Directors approved an amendment to our compensation arrangements for non-employee directors.  Pursuant to the amendment, each year, each non-employee director will be granted 5,000 shares of our common stock that will vest over a three-year period.  The annual stock grant will replace the annual award of options to purchase 15,000 shares of our common stock previously provided to our non-employee directors.

Amendments to Leases

Effective as of August 11, 2006, we entered into amendments to certain lease agreements relating to the buildings housing our headquarters.  Pursuant to these amendments, the term of the leases on two buildings with a combined total of 79,396 square feet was extended by six years, expiring on October 31, 2015. The amendments also provide for certain tenant improvement allowances and adjustments in base rents. The foregoing description of the lease amendments is not complete and is qualified in its entirety by reference to the lease amendments, which are filed as Exhibits 10.2, 10.3 and 10.4 to this report and incorporated herein by reference.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Cascade Microtech, Inc. 2006 Executive Compensation Plan for the Six-Month Period Ending December 31, 2006.
10.2	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. and Cascade Microtech, Inc.
10.3	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. and Cascade Microtech, Inc.
10.4	Second Amendment dated August 11, 2006 to Lease Agreement II dated July 31, 2000 between Amberjack, LTD. and Cascade Microtech, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)