Form 10-K
period 2006-12-31
CASCADE MICROTECH INC
filed 2007-03-16
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51072

CASCADE MICROTECH, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0856709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2430 N.W. 206th Avenue
Beaverton, Oregon	97006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 601-1000

Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $65,432,142, computed by reference to the last sales price ($11.46) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006).

The number of shares outstanding of the registrant’s common stock as of March 5, 2007 was 11,877,796 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.       BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future” or “continue,” the negative of these terms or other comparable terminology. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks identified in Item 1A below and from time to time in our other filings with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Overview

We design, develop and manufacture advanced wafer probing solutions for the electrical measurement of high performance chips. We design, manufacture and assemble our products in Beaverton, Oregon, with global sales, service and support centers in North America, Europe, Japan, Taiwan, China and Singapore. We were incorporated and introduced our first commercial products in 1984.

Our products include engineering probe stations, analytical probes, production probe cards, application software and services. Engineering probe stations address the need for precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes and application software, as well as accessories from third parties. Also, we design and build custom engineering probe stations to address the specific requirements of our customers. Analytical probes are used as consumable components of our engineering probe stations. Our production probe cards are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. We refer to analytical probes and production probe cards as consumables, as they are routinely replaced during the testing process. We also generate revenue through the sale of service contracts to our customers.

To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years. Our production probe card revenue, however, has increased as a percentage of total revenues in 2006 as compared to 2005 and we expect that trend to continue in 2007.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov where you can obtain some of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.cascademicrotech.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 503-601-1000.

Industry Background

During the last decade, growth in the computer, telecommunications, consumer and industrial electronics markets has increased demand for chips. The Semiconductor Industry Association estimates that worldwide semiconductor sales totaled $248 billion in 2006 and are expected to grow to $309 billion in 2008. To reduce the cost and increase the performance of electronic products, chips have become smaller and faster and incorporate greater levels of functionality at a lower price. Advancements in manufacturing technologies, such as smaller chip elements, new materials and larger wafer sizes have permitted manufacturers to meet these requirements. However, these advancements in chip manufacturing technologies have led to increasing challenges in the design, manufacturing and testing of chips.

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

Products

We design, manufacture and sell multiple product lines, including engineering probe stations, analytical probes, production probe cards, application software and various services. An engineering probe station is used in conjunction with our application software and analytical probes to test chips in wafer form, together forming an engineering probing system. Analytical probes electrically connect test equipment to the chips under test and are sold as consumable components of, and are mounted into, engineering probe stations.

Engineering probing systems are required in the development of new generations of chip processes and designs, and we expect that the demand for engineering probing systems will continue to grow approximately at the rate of worldwide semiconductor revenues. The process development complexities and costs have continually increased as each generation of semiconductor process has required the integration of more layers of smaller chip elements incorporating a longer list of new materials. Engineering probing systems are a basic tool for characterizing and verifying the electrical performance, reliability and repeatability of the new chip elements.

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

We also offer our Pureline option for our 200mm and 300mm probe stations. Pureline extends the low-current and low-voltage measurement capabilities of these stations, thus extending our performance and technology lead compared to competitors’ stations.

We also offer our eVue microscope for our 300mm and 200mm probe station families, which is a high-performance digital microscope with advanced and unique navigation and probing-specific features. eVue enables us to address and differentiate our offerings in new application segments within engineering wafer probing. One of our stated growth strategies is to work with strategic partners to deliver new solutions, and the eVue microscope is the result of one such relationship. During the fourth quarter of 2006, we acquired certain assets related to the eVue microscope technology from our strategic partner in a transaction which was accounted for as a business acquisition.

In addition, we offer our L-Series platform, which is our first standard product line for life sciences applications. For several years biological researchers have been one of the niche groups using our engineering probe stations. These customers require sophisticated microscopy, sample environment control, electrical probing and mechanical manipulators. The L-Series adds to these capabilities microfluidic ports for delivery of precise quantities of liquids for microfluidics research.

Analytical Probes.  We offer over 50 different analytical probe models primarily for engineering test. The newer Infinity series probes are designed with unique probe tips derived from our proprietary lithographic manufacturing technology, and offer exceptional electrical contact on aluminum and copper pads. While our analytical probes are used primarily for engineering test, several of our analytical probes are also used in production testing of some high-frequency devices. We continue to add new models of analytical probes that address higher frequency and higher complexity measurements.

Application Software.  Our proprietary WinCal2006 software is embedded in stations sold to customers and was specifically designed to facilitate and improve the user’s productivity during set-up, calibration and data-logging to perform sophisticated high frequency measurements accurately and reliably.

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

One of our stated growth strategies is to grow the sales of consumables. In 2006, our probe card revenues were up 68% over 2005, comprising approximately 20% of total 2006 revenue. We expect the growth in production cards to continue during 2007.

As chip makers continue to decrease the cost of fabricating chip elements, production test departments must similarly reduce chip test costs. A common strategy today is to increase the number of chips tested simultaneously, or parallel test. At the production wafer probe stage, memory chips are typically tested 64 to 200 at a time. Comparatively, logic and mixed-signal chips are typically tested 2 to 8 at a time due to the higher number of connections per chip, increased test complexities, and in many cases, lower unit volumes. We focus our production probe card applications exclusively on logic and mixed-signal chip testing.

The value propositions driving our Pyramid Probe growth are several unique advantages that reduce the cost of production testing. First, Pyramid Probes provide a solid solution for decreased test costs through increased parallelism in logic test, an application that has become increasingly problematic for conventional cantilever probe cards on wirebonded chips. Second, for smaller and thinner chip pads Pyramid provides consistent electrical contact with less pad damage, especially for chips with low-k dielectrics or requiring higher reliability. Third, the cost of ownership of Pyramid cards is often lower than for conventional cards. Fourth, for RF or wireless chip applications, Pyramid technology allows test speeds ranging to well above 20 GHz, which is many times the electrical performance of any other production probe card. Other benefits include superior electrical contact, less probe card maintenance, and less tester downtime for probe cleaning or repair.

The chips tested by Pyramid Probe cards were originally limited to mostly high-speed communications chips and wireless chips, where testing benefited from the unique electrical performance. Pyramid sales for chips used in wireless and RF applications, such as cellular phones, wireless LAN or Bluetooth products, continue to increase due to the growth of those end applications as well as the trend to more thoroughly test these chips at the wafer level before assembling them into more expensive modules. The other major Pyramid application today is parallel test of wirebonded logic chips for a wide range of end applications. Such chips include various microcontrollers, digital signal processors, data converters, power management chips, application-specific standard products (“ASSPs”) and others.

Customers and Geographic Revenue

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and engineering probe stations for research and development and purchase, or direct their foundries to purchase, our Pyramid Probe cards to test chips manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 20 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, seminars on topics such as measurement techniques and proactive service calls. This close interaction has helped us build a consistently loyal customer base. More than 800 customers purchased our products in 2006. Our top 20 end-user customers during 2006 were: Advanced Micro Devices, Avago, Broadcom, Chartered Semiconductor, Fujitsu, Hitachi, IBM, Infineon, Intel, Micron Technology, Nanya Technology, Philips, RF Micro Devices, Samsung, Spansion, ST Microelectronics, Taiwan Semiconductor Manufacturing Company, Texas Instruments, Toshiba and United Microelectronics.

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

In 2006, 2005 and 2004, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 35%, 33% and 34% of our total revenue in each of 2006, 2005 and 2004, respectively.

International sales accounted for more than 50% of our total revenue in each of 2006, 2005 and 2004.  One foreign country, Japan, had revenues that totaled 10% or more of our total revenues in 2006 and two foreign countries, Japan and Taiwan, had revenues that totaled 10% or more of our total revenues in 2005 and 2004.  Geographic revenue was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$32,220	$23,877	$24,762
Japan	14,239	15,085	14,909
Taiwan	6,856	7,612	6,853
Other	31,537	27,063	17,891
	$84,852	$73,637	$64,415

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

The following table summarizes revenue for each of our business segments. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

Year Ended December 31,	2006	2005	2004
External revenue from EPD	$67,969	$63,566	$58,467
External revenue from PPD	16,883	10,071	5,948
	$84,852	$73,637	$64,415

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

In North America and Asia, excluding Japan, Singapore and Malaysia, we sell our products through manufacturers’ representatives and a direct sales force. In Japan, we sell through Cascade Microtech Japan, K.K., our direct sales and service subsidiary. In Singapore and Malaysia, we sell through our branch office, Cascade Microtech Singapore. During 2006, we established direct sales offices in China and Taiwan. In Europe, we primarily sell through distributors and manufacturers’ representatives managed by Cascade Microtech Europe, Ltd., our direct sales and service subsidiary in the United Kingdom. We also sell certain products directly in Germany, Austria, Switzerland, France, the Benelux countries, Italy and Spain. In other countries, we typically sell through manufacturers representatives or distributors. Our sales managers oversee and manage these worldwide sales activities.

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

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expenses were $8.9 million in 2006, $7.0 million in 2005 and $5.7 million in 2004. We received reimbursements of $94,000 in 2004 for work on a joint project. We did not expend material amounts on customer-sponsored research and development in 2006, 2005 or 2004. In addition, we do not currently have any agreements with third parties for joint research and development projects. We are currently devoting substantial resources to projects such as releasing new Pyramid Probe products, developing new Pyramid Probe manufacturing processes, developing faster, higher- accuracy analytical probes and enhancing the functionality of our engineering probe stations. At December 31, 2006, we employed 56 research and development engineers. We conduct research and development for all of our product lines at our Beaverton, Oregon facilities.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly in Beaverton, Oregon at our manufacturing facility within our headquarters building, at our Pyramid Probe microfabrication and assembly facility and at our machine shop. Our microfabrication facility includes a 10,000 square foot clean room, which we are in the process of expanding to approximately 16,000 square feet to increase our manufacturing capacity for probe cards. Our manufacturing strategy is to purchase components from vendors to the extent possible. However, we manufacture key components that we deem to be proprietary or that provide us with a competitive advantage. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

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

We have the ability to expand the capacity of our probe card microfabrication facility through additional equipment and headcount to about $40 million annually based on our current product mix and facility. We are currently using approximately 50% of the facility’s potential capacity. Once the expansion of our clean room is complete and all necessary equipment is installed, which we anticipate to be during 2008, our capacity will be approximately $60 million with our current probe card mix. Our probe card growth rate also relies on our ability to recruit and train enough top-quality people for product fulfillment and field support. In 2006, we stepped up our recruiting efforts and expect to continue to recruit during 2007.

Competition

The markets for engineering probe stations, analytical probes and production probe cards are highly competitive. We anticipate that the markets for our products will continually evolve and be subject to rapid technological change.

Engineering Probe Stations.  Our primary competitor in the engineering probe station market is Suss MicroTec AG (Karl Suss), but we also compete with Vector Semiconductor Co. Ltd., Lucas/Signatone Corporation, The Micromanipulator Company Inc. and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the engineering probe station market are measurement accuracy and versatility, measurement speed, automation features, completeness of the measurement solutions, applications support, delivery time and price. We compete favorably with respect to these factors, except in small niche markets where customers seek solutions that provide highly specialized testing environments.

Analytical Probes.  Our primary competitor in the analytical probe market is GGB Industries Inc. We believe that the primary competitive factors in this market are breadth of probe types, probe frequency and electrical signal integrity, contact integrity and the related cleaning required, calibration support, applications support, delivery time and price. We compete favorably with respect to these factors, except in small niche markets where customers seek solutions that provide highly specialized testing environments.

Production Probe Cards.  Competition in the production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc. and others. At least five probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd. and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of customer evaluation, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe market depend upon the type of chip being tested, but include customer service, delivery time, price, probe card lifetime, chip damage, application support, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of cleaning required. We believe that we generally compete favorably in probe cards for high frequencies and high-speed signals, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test, or that require delivery times of less than two weeks, or that require very high currents, such as some microprocessors.

Intellectual Property

Our success in large part depends on our proprietary technology. We do not depend on any one individual patent, instead relying on intellectual property, including patents and trade secrets, covering electrical measurement reliability and integrity, electrical shielding and the Pyramid Probe contact structure and production process. As of December 31, 2006, we had 104 issued patents and 56 pending patent applications in the U.S. and 63 issued foreign patents and 72 pending foreign patent applications. In addition, we regard certain of our processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

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

We also use certain patented technology of third parties in the manufacture of our products pursuant to license agreements. Pursuant to an agreement with Micronics Japan Company Ltd. and Hewlett-Packard Japan Ltd. (now Agilent Technologies), our subsidiary, Cascade Microtech Japan, Inc. and its affiliates, have been granted a non-exclusive worldwide license to make, have made, use, lease, sell, or otherwise transfer certain products that make use of patented technology relating to electric circuit measurement apparatuses. In exchange for the rights granted under the license, we pay royalties to Micronics Japan Company Ltd. and Agilent Technologies based on the number of products sold or leased. These royalties totaled $7,500 in 2006. Our license will expire upon the expiration of the patent covering the licensed technology, which will occur in June 2013.

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

Employees

As of December 31, 2006, we had a total of 366 employees: 56 in engineering and research and development; 206 in manufacturing; and 104 in selling, general and administrative functions. Of these employees, 309 were located in the U.S., 18 were in Japan, 15 were in Taiwan and 24 were in other countries. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

In addition, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. Although a majority of our products are exempt from this directive, we have modified our manufacturing processes, eliminating lead from products we put on the market as required by the RoHS Directive.

In addition, China has implemented a RoHS Directive that is expected to become effective in 2007. This Directive is similar to the European RoHS Directive, except for the fact that our products will not be exempt. Based on current information available, we believe we will be able to comply with the China RoHS Directive. However, if we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As a producer of industrial electronic equipment, we may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Our products have been labeled in accordance with the WEEE Directive since before August 13, 2005, the WEEE implementation date. We determined the products we presently produce are exempt because they either meet the definition of “Large Scale Industrial Equipment,” or are passive or non-electrical accessories that do not function on their own. We have not incurred any costs or fees or penalties associated with non-compliance. Therefore, we have some confidence that we are interpreting the rules correctly. However, because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are still unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

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

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform within the next 12 months. At December 31, 2006, our backlog was $18.0 million compared with $10.7 million at December 31, 2005. We generally ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly all of our December 31, 2006 backlog in 2007. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

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

For example, a large majority of our revenue in the last five years was derived from the research and development equipment spending of companies in the semiconductor industry or, to a much lesser extent, various research organizations, including universities, that conduct research that benefits the semiconductor industry. Our customers’ spending on research and development is roughly proportional to the customers’ overall revenues. Historically, semiconductor industry revenues have been highly cyclical. According to industry data, the semiconductor industry has experienced four significant cyclical downturns in the 22 years from 1983 through 2005. For example, our revenue increased approximately 37% from 1999 to 2000. In contrast our revenue decreased approximately 29% from 2001 to 2002 and increased approximately 27%, 14% and 15% from 2003 to 2004, 2004 to 2005 and 2005 to 2006, respectively. Given this history, there is no reason to expect that our customers’ business and, therefore, their demand for our products, will be less cyclical in the future.

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

Our future growth depends, in part, on continued market adoption of, and growing demand for, our production probe cards. Large-scale market adoption of these products will depend on our ability to demonstrate the superior reliability and cost effectiveness of these products to potential customers and on the continued growth of the market for high-speed or complex chips. Production customers are generally very risk-averse when adopting new technologies that could affect their production output, especially a sole source supplier such as we are in the case of Pyramid Probes. We have devoted significant resources to the development and growth of these products in the past, and expect to devote significantly more investment in the form of people and equipment during 2007. We are currently expanding our clean room space and increasing our manufacturing capacity from approximately $40 million based on our current production mix to approximately $60 million. We expect this to be completed during 2008. We anticipate spending approximately $10 million for capital additions related to this expansion and upgrade. If our production probe cards are not adopted in the market at a rate that is sufficient to offset the costs and resources that we devote to the development and promotion of these products, the future growth of our overall business and our operating margins would be adversely affected.

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

The markets for our products are highly competitive, and we expect competition to continue in the future. We believe that our principal competitors are the major providers of probe stations, production probe cards and analytical probes. Our primary competitor in the probe station market is Suss MicroTec AG (Karl Suss), but we also compete with Vector Semiconductor Co. Ltd., Lucas/Signatone Corporation, The Micromanipulator Company Inc., and Wentworth Laboratories Inc., among others. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe, Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe, Technoprobe S.r.l., Tokyo Cathode Laboratory Company, Ltd., Wentworth Laboratories Inc. and others. At least five probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. Our primary competitor in the analytical probe market is GGB Industries. These competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. We cannot assure you that we will maintain our current competitive position or that our production probe cards will achieve widespread acceptance in the market. Finally, increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance for our products, any of which could prevent us from growing our business.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers are unable to provide us with these materials, components or subassemblies in adequate quantities and on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. Certain of our product purchases for 2006 were from sole source suppliers. Although we were not forced to delay shipment of any product due to delays in 2006 related to such suppliers, from time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers, especially during periods of high demand for semiconductor capital equipment. The manufacture of some of the materials, components and subassemblies that we use in our products, such as thermal chucks and microscopes, is a complex process, and in the event that we cannot obtain an adequate supply of these components, it would be difficult and time-consuming to identify and qualify new suppliers. If some of the materials used in our lithographic probe manufacturing process become unavailable, it would be costly and time consuming to identify and qualify new suppliers. Moreover, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers. Finally, we do not have written agreements with any of these suppliers to guarantee the supply of these products.

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

Since 1997, we have derived more than 50% of our annual revenue from sales outside North America, primarily in Japan, other Asian countries and Europe. One foreign country, Japan, had revenues that totaled 10% or more of our total revenues in 2006 and two foreign countries, Japan and Taiwan, had revenues that totaled 10% or more of our total revenues in 2005 and 2004. Geographic revenue was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$32,220	$23,877	$24,762
Japan	14,239	15,085	14,909
Taiwan	6,856	7,612	6,853
Other	31,537	27,063	17,891
	$84,852	$73,637	$64,415

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

Finally, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While most of our international sales have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries. Other income (expense), net in 2006, 2005 and 2004 included the following currency related gains and losses (in thousands):

	Year Ended December 31,
	2006	2005	2004
Gains related to foreign currency hedges	$253,000	$151,000	$74,000
Remeasurement related foreign currency gains (losses)	97,000	(34,000)	132,000

We rely on independent manufacturers’ representatives and distributors for a significant portion of our revenue, and a disruption in our relationship with our manufacturers’ representatives or distributors would have a material adverse effect on our revenue.

Approximately 72% of our revenue for 2006 was generated through independent manufacturers’ representatives and distributors, whose activities are not within our direct control. In addition, in some locations, our manufacturers’ representatives and distributors provide field service to our customers. A reduction in the sales efforts or financial viability of these manufacturers’ representatives or distributors, or a termination of our relationship with these representatives or distributors, would have a material adverse effect on our sales, financial results and ability to support our customers. Our manufacturers representatives and distributors are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited or no prior notice. If we make the business decision to terminate or modify our relationships with one or more of our independent manufacturers’ representatives, or if a manufacturers’ representative decides to disengage from us, and we do not effectively and efficiently manage such a change, we could lose sales to existing customers and fail to obtain new customers. Establishing alternative sales channels would consume substantial time and resources, decrease our revenue and increase our expenses.

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

Our success depends on the continued services of our executive officers and other key management, technical, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Currently, our key personnel include Eric Strid, our Chairman, President and Chief Executive Officer, Bruce McFadden, our Vice President, Corporate Development, Willis Damkroger, our Vice President and General Manager, Pyramid Probe Division, Steven Sipowicz, our Chief Financial Officer, John Pence, our Vice President and General Manager, Engineering Products Division and K. Reed Gleason, our Vice President of Advanced Technology. Our executive officers and other key employees are able to exercise stock options and sell the underlying stock, which may reduce their incentive to continue their employment with us. The loss of key personnel could limit our ability to develop new products and adapt existing products to our customers’ evolving requirements and may result in lost sales and a diversion of management resources. Furthermore, much of our competitive advantage and intellectual property is based on the expertise, experience and know-how of our key personnel. We do not have employment agreements or non-competition agreements with any of our employees except for an employment agreement with our Chief Financial Officer. To support our future growth, we will need to attract and retain additional qualified management, technical and sales and marketing employees. Competition for such personnel in our industry is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty expense totaled $573,000, $624,000 and $639,000, for 2006, 2005 and 2004, respectively. Although we are not currently seeking reimbursement from any vendors related to our warranty expense, we have in the past, and may again in the future, seek reimbursement from certain vendors. To the extent that we experience additional failures of purchased components that increase our warranty expenses that are not reimbursed by the vendor, our results of operations will be adversely affected.

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

During the first quarter of 2006, we began legal proceedings against two separate parties to protect against the infringement of our patents. These proceedings increased our legal expenses during 2006. In October 2006, we settled one of these cases in our favor for minimal monetary compensation.

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

Our growth has placed, and will continue to place, significant demands on our management, operational, financial and technical resources and on our internal control, management information and reporting systems. Our success will depend, in part, upon the ability of our senior management to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to:

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

For example, the European Parliament has finalized the RoHS Directive which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. Although a majority of our products are exempt from this directive, we have modified our manufacturing processes, eliminating lead from products we put on the market as required by the RoHS Directive.

In addition, China has implemented a RoHS Directive that is expected to become effective in 2007. This Directive is similar to the European RoHS Directive, except for the fact that our products will not be exempt. Based on current information available, we believe we will be able to comply with the China RoHS Directive. However, if we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

The European Parliament has also recently finalized the WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As a producer of industrial electronic equipment, we may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Our products have been labeled in accordance with the WEEE Directive since before August 13, 2005, the WEEE implementation date. We determined the products we presently produce are exempt because they either meet the definition of “Large Scale Industrial Equipment,” or are passive or non-electrical accessories that do not function on their own. We have not incurred any costs or fees or penalties associated with non-compliance. Therefore, we have some confidence that we are interpreting the rules correctly. However, because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are still unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

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

Our top four customers accounted for a total of 21% and 16% of our revenue in 2006 and 2005, respectively. Our customer base is less diversified in our PPD Division than in our EPD Division. Our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of any of our significant customers.

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

As of March 5, 2007, our executive officers and directors and their affiliates beneficially own approximately 31% of our outstanding shares of common stock. Consequently, these shareholders will have substantial influence over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We maintain our corporate headquarters in Beaverton, Oregon. Our primary site contains corporate administration, sales and marketing, design, test, light manufacturing and assembly and various support functions in leased space totaling 102,438 square feet in three adjacent buildings. This lease expires December 31, 2015 as to two of these buildings. The lease for the third building, totaling 23,000 square feet, is available for sub-lease and expires in June 2008. Our Pyramid Probe manufacturing is conducted in a 10,000 square foot clean room within a 58,817 square foot facility that we lease at a separate site in Beaverton, Oregon. Our lease of this facility expires December 31, 2014. We lease small sales and service offices in Japan, England, China, Taiwan and Singapore.

ITEM 3.   LEGAL PROCEEDINGS

As of the date of filing this Form 10-K, we are not a party to any material legal proceedings. However, the semiconductor test industry is characterized by vigorous protection and pursuit of intellectual property rights and positions. To protect our intellectual property from infringement, we have from time to time initiated litigation against third parties and may be required to do so in the future. We cannot assure you that we will be successful in future intellectual property litigation and this litigation often is protracted and expensive.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock began trading on the Nasdaq National Market System under the symbol “CSCD” on December 15, 2004. The high and low closing sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2006 was as follows:

2005	High	Low
Quarter 1	$14.03	$9.55
Quarter 2	14.60	8.40
Quarter 3	16.00	12.42
Quarter 4	14.72	11.35

2006	High	Low
Quarter 1	$14.81	$11.17
Quarter 2	13.30	10.89
Quarter 3	12.52	10.80
Quarter 4	13.65	12.25

As of March 5, 2007, there were 69 shareholders of record. Many shareholders hold their shares in street name. We believe we currently have approximately 2,000 beneficial shareholders.

We have not declared or paid any cash dividends on our common stock in the past two years. We currently expect to retain any future earnings to fund the operation and expansion of our business, and therefore, we do not currently expect to pay cash dividends in the foreseeable future.

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004. In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.6 million. As of December 31, 2006, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

Equity Compensation Plan Information

See Item 12. for Equity Compensation Plan Information.

Stock Performance Graph

The SEC requires that registrants include in this report a line-graph presentation comparing cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends.  Our graph consists of (a) Cascade Microtech, Inc.; (b) the Nasdaq Stock Market Total Return Index — U.S. and (c) a peer group index composed of Teradyne, Inc., FormFactor, Inc., Kulicke & Soffa Industries, Inc., Credence Systems Corporation, Electro Scientific Industries, Inc. and Keithley Instruments, Inc. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Cascade Microtech, Inc. and the NASDAQ Stock Market Total Return Index — U.S.  All companies in the peer group index are weighted in accordance with their market capitalizations. Our initial public offering was December 14, 2004 and, accordingly, our graph only includes the time period of December 14, 2004 to December 31, 2006.

	Base	Indexed Returns
	Period	Period Ended
Company/Index	12/14/04	12/31/04	12/31/05	12/31/06
Cascade Microtech, Inc.	$100.00	$95.93	$90.21	$93.57
Semiconductor Peer Group	100.00	101.36	89.37	93.25
Nasdaq U.S.	100.00	100.73	102.87	113.02

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

	For the Year Ended December 31,
IN THOUSANDS
(except per share amounts)	2006	2005	2004	2003	2002
Statement of Operations Data
Revenue	$84,852	$73,637	$64,415	$50,556	$51,107
Cost of sales	47,367	39,351	35,625	30,433	33,357
Stock-based compensation	443	39	67	19	6
Gross profit	37,042	34,247	28,723	20,104	17,744
Operating expenses:
Research and development	8,949	6,986	5,681	5,422	6,274
Selling, general and administrative	24,949	19,778	16,831	15,436	16,157
Total operating expenses	33,898	26,746	22,512	20,858	22,431
Income (loss) from operations	3,144	7,501	6,211	(754)	(4,687)
Other income (expense), net	1,961	1,991	(117)	553	385
Income (loss) before income taxes	5,105	9,492	6,094	(201)	(4,302)
Provision (benefit) for income taxes	1,495	1,173	1,387	248	(2,244)
Net income (loss)	3,610	8,319	4,707	(449)	(2,058)
Accretion of redeemable stock and loss on redemption	—	—	113	583	362
Net income (loss) attributed to common shareholders	$3,610	$8,319	$4,594	$(1,032)	$(2,420)
Basic net income (loss) per share attributed to common shareholders	$0.31	$0.75	$0.84	$(0.20)	$(0.48)
Diluted net income (loss) per share attributed to common shareholders	$0.30	$0.70	$0.56	$(0.20)	$(0.48)
Shares used in basic per share calculations	11,482	11,055	5,439	5,089	5,015
Shares used in diluted per share calculations	11,959	11,816	8,452	5,089	5,015

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Cash, cash equivalents and short-term marketable securities	$43,794	$50,346	$43,747	$10,717	$8,632
Working capital	68,642	74,601	63,333	24,228	25,573
Total assets	103,786	90,120	79,016	37,766	40,815
Current portion of long-term debt and capital lease obligations	—	8	21	2,043	21
Long-term debt and capital lease obligations, less current portion	—	—	14	5,038	25
Other long-term liabilities	1,370	1,100	1,449	1,398	1,622
Redeemable stock	—	—	—	584	10,152
Shareholders’ equity	90,193	81,505	70,188	22,960	23,848

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

Overview

We design, develop and manufacture advanced wafer probing solutions for the electrical measurement of high performance chips. We design, manufacture and assemble our products in Beaverton, Oregon, with global sales, service and support centers in North America, Europe, Japan, Taiwan, China and Singapore. We were incorporated and introduced our first commercial products in 1984.

Our products include engineering probe stations, analytical probes, production probe cards, application software and services. Engineering probe stations address the need for precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes, as well as accessories from third parties. In addition, we design and build custom engineering probe stations to address the specific requirements of our customers. Analytical probes are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. We refer to analytical probes and production probe cards as consumables, as they are routinely replaced during the testing process. We also generate revenue through the sale of service contracts to our customers.

Our engineering probe stations, analytical probes and probing accessories are sold through our Engineering Products Division (“EPD”). Our production probe cards are sold through our Pyramid Probe Division (“PPD”). To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years. Our production probe card revenue, however, increased as a percentage of total revenues in 2006 and we expect that trend to continue in 2007 and beyond.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future. 300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 37%, 33.0% and 32.2% of our total EPD revenue in 2006, 2005 and 2004, respectively.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in 2006 and 2005 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

We sell our products both directly through our own sales force and indirectly through a combination of manufacturers’ representatives and distributors. In North America and Asia, excluding Japan, Singapore and Malaysia, we sell most of our products through manufacturers’ representatives. We sell certain products in these regions directly. In Japan, Singapore and Malaysia, we sell through Cascade Microtech Japan, K.K. and Cascade Microtech Singapore, our direct sales and service subsidiary and branch office, respectively. In Europe, we sell primarily through distributors and manufacturers’ representatives, except in the U.K., where we sell through our direct sales subsidiary, Cascade Microtech Europe, Ltd. We also sell certain products directly in Germany, Austria and Switzerland. In the rest of the world, we typically sell through manufacturers’ representatives or distributors. During 2006, we established direct sales offices in China and Taiwan. Our distributors normally place orders with us once they have received an order from an end-user customer, and, therefore, the total amount of inventory held by our distributors at any given date is not material.

During the fourth quarter of 2006, we acquired certain assets and liabilities related to the eVue product line from our strategic partner in a transaction which was accounted for as a business acquisition. These assets included technology, design information for the manufacture of subassemblies and other intangibles. The purchase price consisted of $4.0 million in cash, paid to the seller, plus other direct costs including attorney and other fees of $35,000. In addition, if the seller completes certain milestones related to the eVue product line by December 31, 2007, we will pay an additional $1.0 million contingent amount to the seller which will be recorded as goodwill if and when it is paid.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
IN THOUSANDS (except per share amounts)	2006	2005	2004
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales and stock-based compensation	56.3	53.5	55.4
Gross profit	43.7	46.5	44.6
Operating expenses:
Research and development	10.5	9.5	8.8
Selling, general and administrative	29.4	26.9	26.1
Total operating expenses	39.9	36.3	34.9
Income from operations	3.7	10.2	9.6
Other income (expense), net	2.3	2.7	(0.2)
Income before income taxes	6.0	12.9	9.5
Provision for income taxes	1.8	1.6	2.2
Net income	4.3	11.3	7.3
Accretion of redeemable stock and loss on redemption	—	—	0.2
Net income attributed to common shareholders	4.3%	11.3%	7.1%

(1)          Percentages may not add due to rounding.

Revenue

Revenue increased $11.3 million, or 15.2%, to $84.9 million in 2006 compared to $73.6 million in 2005 and increased $9.2 million, or 14.3%, in 2005 compared to $64.4 million in 2004.

Revenue in EPD increased $4.4 million, or 6.9%, to $68.0 million in 2006 compared to $63.6 million in 2005 and increased $5.1 million, or 8.7%, in 2005 compared to $58.5 million in 2004.

Certain financial information which contributed to the EPD revenue results was as follows:

	2006 compared to 2005	2005 compared to 2004
Percentage increase in unit sales	4.0%	31.6%
Percentage increase (decrease) in average order total	1.4%	(14.9)%

Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The increase in average order total in 2006 compared to 2005 was primarily attributable to increased unit sales of our 300mm systems, which have a higher average sales price than our non-300mm systems, which had declining unit sales in 2006 compared to 2005. Although the average order total increased overall, both the 300mm and the non-300mm average order totals decreased in 2006 compared to 2005. These decreases were primarily due to sales of our new line of lower-priced, entry-level 150mm systems, more low-end options selected on our 300mm systems and more competitive pricing provided on multiple system orders in 2006 compared to 2005. These decreases were partially offset by the purchase of our higher-end eVue microscopes with many of the 300mm systems.

The increase in unit sales in 2005 compared to 2004 primarily related to the sale of a higher number of our lower cost 200mm systems in Asia. We also began direct sales into Singapore during the latter half of 2004.

The decrease in the overall average order total in 2005 compared to 2004 included decreases for both 300mm and non-300mm stations. The 300mm station average order total decreased 1.9% in 2005 compared to 2004, while the non-300mm station average order total decreased 18.4% in the same time period. The decrease in average order total for our 300mm stations was primarily due to a high average order total comparison from the second half of 2004 due to the sale of units with additional accessories in that period. The decrease in the non-300mm station average order total was due primarily to the sale of a new, lower cost version of one of our preexisting 200mm stations.

Revenue in PPD increased $6.8 million, or 67.6%, to $16.9 million in 2006 compared to $10.1 million in 2005 and increased $4.2 million, or 69.3%, in 2005 compared to $5.9 million in 2004.

The increases in PPD revenue in 2006 compared to 2005 and in 2005 compared to 2004 were due to increases in the number of production probe cards sold. The increase in 2006 compared to 2005 was partially offset by a shift in mix to lower priced probe cards.

While our Pyramid probes still represent a small portion of our customers’ total probe card purchases, many of our large customers are now ordering our Pyramid probes for numerous, mainstream, high-volume logic test applications, displacing their historical purchases of cantilever and vertical probe cards. We continue to have a significant share of the market in probe cards for wireless devices. We also expect to continue to increase our non-wireless production probe card applications for a variety of wirebonded chip types. We have been adding probe card capabilities in the form of headcount and equipment over the past several quarters. We expect to continue to add headcount and equipment in the coming quarters.

We have the ability to expand the capacity of our probe card microfabrication facility through additional equipment and headcount to about $40 million annually based on our current product mix and facility. We are currently using approximately 50% of the facility’s potential capacity. We are currently expanding our clean room space and increasing our manufacturing capacity from approximately $40 million based on our current production mix to approximately $60 million when new equipment installations are complete in 2008. Our growth rate also relies on our ability to recruit and train enough top-quality people for product fulfillment and field support.

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

Cost of sales increased $8.0 million, or 20.4%, to $47.4 million in 2006 compared to $39.4 million in 2005 and increased $3.8 million, or 10.5%, in 2005 compared to $35.6 million in 2004.

The increase in 2006 compared to 2005 was primarily due to the following:

Increased direct costs, such as raw materials, resulting from higher revenue and changes in geographic and product mix	$4,765,000
Increased inventory costs related to scrapping, discrepancies, obsolescence, revisions and returns	463,000
Increased freight expenses due primarily to more overseas inventory purchases and higher fuel costs	562,000
Increased salaries and related costs in PPD resulting from increased headcount and other labor	1,146,000
Other increases related to increased sales	1,064,000
$8,000,000

Gross profit as a percentage of revenue decreased to 43.7% in 2006 compared to 46.5% in 2005. This decrease was primarily attributable to additional costs incurred to ramp our production run rate and reduce lead times within PPD. We expect to continue to incur additional costs to build our capacity and ramp our production run rate within PPD. In addition, stock-based compensation increased $0.4 million in 2006 compared to 2005, which resulted in an approximately 0.5 percentage point decrease in gross margin in 2006 compared to 2005.

The increase in cost of sales in 2005 compared to 2004 was primarily due to the increase in revenue discussed above, partially offset by an improvement in gross profit as a percentage of revenue to 46.5% in 2005 compared to 44.6% in 2004. The increase in our gross profit in 2005 compared to 2004 was primarily attributable to the increased demand and production volumes of our products, as well as an improved product mix for a higher gross profit as a percentage of revenue in 2005 compared to 2004. In 2005, the product mix included more Pyramid probe revenue, and, since the fixed costs of the Pyramid microfabrication facility are relatively high, this revenue increase resulted in margin leverage for those products. This increase was partially offset by a shift in mix to more non-300mm systems as compared to 300mm systems in 2005 compared to 2004. We achieve lower gross profit as a percentage of revenue on our non-300mm systems than we do on our 300mm systems.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses increased $1.9 million, or 28.4%, to $8.9 million in 2006 compared to $7.0 million in 2005 and increased $1.3 million, or 22.7%, in 2005 compared to $5.7 million in 2004. We expect research and development expenses to continue to increase as we add personnel to support our future development plans. These plans involve the release of new PPD products, the development of new PPD manufacturing processes, the development of faster, higher-accuracy analytical probes and enhancing the functionality of our engineering probe stations.

The increase in 2006 compared to 2005 was primarily due to the following:

Increase in salaries and benefits primarily due to increases in headcount	$1,221,000
Increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006	288,000
Increases in other costs, including supplies	391,000
$1,900,000

The increase in 2005 compared to 2004 was primarily due to the following:

Increase in employee wages and related costs due to headcount increases and salary adjustments in the latter half of 2004	$587,000
increase in contractor fees for new product development efforts	329,000
Increase in project supplies	207,000
Other	177,000
$1,300,000

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

SG&A expense increased $5.2 million, or 26.1%, to $25.0 million in 2006 compared to $19.8 million in 2005 and increased $3.0 million, or 17.5%, in 2005 compared to $16.8 million in 2004.

The increase in 2006 compared to 2005 was primarily due to the following:

Increase in costs related to expansion and setting up direct sales offices in China, Taiwan and Singapore, including costs for labor and recruiting, offset by a decrease in representative commissions in these regions	$755,000
Increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006	1,068,000
Increase in legal costs primarily related to initiating litigation against third parties to protect against the infringement of our patents and corporate projects	397,000
Increase in IT services, labor and software requirements for the network and expansion	476,000
Increase in representative commissions in regions other than China, Taiwan and Singapore and other sales expenses, primarily related to increased revenue	336,000
Amortization costs related to our acquisition of eVue assets in the fourth quarter of 2006	130,000
Increased marketing and sales expenses, including communications	1,131,000
Increase in human resources expenses	249,000
Increase in accounting fees, offset by lower Sarbanes-Oxley costs	242,000
Other	416,000
$5,200,000

During 2006, we accelerated our timetable for establishing our direct sales offices in China and Taiwan with the belief that there will be opportunity to increase business and lower our selling costs as a percentage of sales in the future. These activities increased our operating expenses in 2006 and will increase our operating expenses going forward.

The increase in SG&A in 2005 compared to 2004 was primarily due to the following:

Increase in representative commissions due to both the increase in revenue and an increase in the commission rate in 2005 compared to 2004	$610,000
Increase in employee wages and related costs due to headcount increases and salary adjustments in the latter half of 2004 and 2005	650,000
Increase in media advertising	188,000
Increase in legal and patent costs	287,000
Increase in public company costs, including director and officer insurance, accounting fees and Sarbanes-Oxley Act compliance consultants	1,296,000
Other	(31,000)
$3,000,000

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $1.6 million, $1.1 million and $133,000, respectively, in 2006, 2005 and 2004. The increase in 2006 compared to 2005 was primarily due to higher average cash balances in 2006 compared to 2005, as well as higher interest rates in 2006 compared to 2005. The increase in 2005 compared to 2004 was primarily due to the increase in our invested balances as a result of proceeds received from our initial public offering in December 2004.

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

Other, net totaled $347,000 in 2006, $948,000 in 2005 and $215,000 in 2004. Other, net was comprised of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Foreign currency remeasurement gain (loss)	$97	$(34)	$132
Foreign currency transaction gain	253	151	74
Settlement income from a service provider	—	700	—
Other	(3)	131	9
	$347	$948	$215

The settlement income from a service provider was fully recognized in the second quarter of 2005 and we do not anticipate any additional settlement income in future periods.

Income Taxes

Our provision for income taxes totaled $1.5 million, or 29.3% of income before income taxes, in 2006, $1.2 million, or 12.4%, of income before income taxes, in 2005 and $1.4 million, or 22.8% of income before income taxes, in 2004.

The 2006 effective tax rate differed from federal statutory rates primarily due to the benefit of non-taxable interest income for federal tax purposes and the reinstatement of the research and development tax credit, offset by the non-deductible SFAS No. 123R stock-based compensation expense.

Our 2005 effective tax rate differed from federal statutory tax rates primarily due to higher non-taxable income for both federal and state income tax purposes, utilization of tax credits and the release of prior year valuation allowances since management believes the benefit of these credits is more likely than not to be utilized in future years.

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

At December 31, 2006, we had a net deferred tax asset on our balance sheet totaling $2.5 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Accretion of Redeemable Stock

Accretion of redeemable stock totaled $113,000 in 2004. Upon completion of our initial public offering in December 2004, all outstanding redeemable stock converted to common stock and, therefore, we did not have any accretion of redeemable stock in 2005 or 2006.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $43.8 million at December 31, 2006, as well as from cash expected to be generated from operations.

Net cash provided by operating activities in 2006 was $7.1 million and consisted of net income of $3.6 million, depreciation, amortization and stock-based compensation of $3.9 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased $1.4 million to $17.6 million at December 31, 2006 compared to $16.2 million at December 31, 2005, due primarily to higher revenue during the fourth quarter of 2006 compared to the fourth quarter of 2005, partially offset by improved shipment linearity in the fourth quarter of 2006 as compared to the fourth quarter of 2005. Our days sales outstanding was approximately 71 days at December 31, 2006 compared to 84 days at December 31, 2005.

Inventories increased $4.2 million to $15.1 million at December 31, 2006 compared to $10.9 million at December 31, 2005, primarily due to increased work-in-process and finished goods balances required to meet the projected demand for the first quarter of 2007. We believe that our inventory levels at December 31, 2006 are adequate given our revenue projections for the first quarter of 2007.

Prepaid expenses and other current assets decreased $0.7 million to $2.3 million at December 31, 2006 compared to $3.0 million at December 31, 2005 primarily due to a $1.3 million decrease in income taxes receivable as a result of receiving payments.

Accounts payable increased $2.1 million to $6.0 million at December 31, 2006 compared to $3.9 million at December 31, 2005, primarily due to the increase in inventory discussed above and the timing of payments.

Accrued liabilities increased $1.9 million to $5.0 million at December 31, 2006 compared to $3.1 million at December 31, 2005, primarily due to a $486,000 increase in accrued compensation and benefits due to an increase in headcount, a $1.1 million increase in income taxes payable, a $316,000 increase in our sales return reserve due to normal business fluctuations, a $48,000 increase in our warranty reserve due to increased sales.

Net cash used in investing activities of $7.2 million in 2006 resulted from $4.0 million used for the purchase of fixed assets, $4.0 million used for the acquisition of eVue assets in the fourth quarter of 2006 and $0.8 million used for investment in patents and other assets. Purchases of fixed assets primarily were for equipment related to our production probe division in 2006. These uses were partially offset by $1.6 million provided by the net sale of marketable securities. We anticipate spending approximately $12.0 million in 2007 for fixed assets, including approximately $10.0 million for our clean room expansion and related equipment, primarily for PPD capacity expansion.

Net cash provided by financing activities of $3.1 million in 2006 resulted primarily from $2.2 million of proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan and $0.9 million of tax benefits related to stock option exercises.

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

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2006 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
Operating Leases	$18,304	$1,995	$4,217	$4,123	$7,969
Purchase Order Commitments	5,911	5,911	—	—	—
	$24,215	$7,906	$4,217	$4,123	$7,969

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

Our transactions may involve the sale of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated based on the fair value of each element. A typical multiple element arrangement may include some or all of the following components: products, accessories, installation services and extended warranty contracts. The total sales price is allocated based on the relative fair value of each component when sold separately.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on past collection history and known trends with current customers. Our estimates for allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels, associated balances in accounts receivable and estimated changes in collectibility.

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

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have not recorded any impairment charges for long-lived assets during the years ended 2006, 2005 or 2004.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the estimated future benefit of research and development tax credits, foreign tax credits, net operating loss carryforwards and other temporary differences to the extent management believes these assets will be realized. A valuation allowance is recorded when management can not reach the conclusion that it is more likely than not that the deferred tax assets will be realized. At December 31, 2006, we had a net deferred tax asset on our balance sheet totaling $2.5 million, primarily related to timing differences in the recognition of certain reserves and accruals. We believe it is more likely than not that the benefits of these assets will be realized. We may record additional valuation allowances in the future.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share based payment awards granted to our employees and directors, including employee stock options, non-vested stock and stock purchases related to our employee stock purchase plan based on the estimated fair value of the award on the grant date. Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

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

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of new accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables and bookings positions. As of December 31, 2006, we had contracts outstanding for the purchase of Japanese yen totaling approximately $4.5 million, which mature through April 2007.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the remeasurement of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.

Our forward exchange contracts do not qualify for hedge accounting treatment in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133,” and, accordingly, gains and losses on our forward exchange contracts are recognized currently as a component of other income (expense).

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of December 31, 2006, we held cash, cash equivalents and short-term marketable securities of $43.8 million. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income related to our cash, cash equivalents and marketable securities of approximately $438,000, assuming our December 31, 2006 balances remained constant. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair market value of our cash and cash equivalents.

As of December 31, 2006, we held long-term fixed rate investments of $9.7 million that consisted primarily of municipal obligations. An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. Declines in interest rates over time would reduce our interest income from our long-term investments, as funds are re-invested at current market interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2006 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Revenue	$18,661	$18,311	$18,987	$17,678
Gross profit	9,159	8,650	8,866	7,572
Net income	2,495	2,231	2,148	1,445
Basic net income per share	0.23	0.20	0.19	0.13
Diluted net income per share	0.21	0.19	0.18	0.12

2006
Revenue	$19,699	$19,598	$22,950	$22,605
Gross profit	8,567	8,746	9,914	9,815
Net income	656	796	1,232	926
Basic net income per share	0.06	0.07	0.11	0.08
Diluted net income per share	0.06	0.07	0.10	0.08

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a —15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of our internal control over financial reporting as of December 31, 2006. Their report appears below.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A., that Cascade Microtech, Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cascade Microtech Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cascade Microtech, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cascade Microtech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, redeemable stock, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 16, 2007

ITEM 9B.  OTHER INFORMATION

None.

PART III

We have incorporated by reference into Part III the information that will appear in our definitive proxy statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers is included under “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Financial Expert” and “Code of Ethics” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Potential Payments Upon Termination or Change-in-Control” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2006.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A
Equity compensation plans approved by shareholders(3)	1,728,116	(1)	$9.95	937,196	(2)

Equity compensation plans not approved by shareholders(4)	—		—	—
Total	1,728,116		$9.95	937,196

(1)    Excludes purchase rights accruing under our 2004 Employee Stock Purchase Plan (the “Purchase Plan”) which has a shareholder approved reserve of 400,000 shares. Under the Purchase Plan, each eligible employee may purchase shares of our common stock at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the fair market value of the common stock on the enrollment date for the offering period in which that semi-annual purchase date occurs or (ii) the fair market value on the semi-annual purchase date.

(2)    Represents 659,296 shares of common stock available for issuance under our 1993 Stock Incentive Plan and our 2000 Stock Incentive Plan combined and 277,900 shares of common stock available for purchase under our 2004 Employee Stock Purchase Plan.

(3)    Consists of our 1993 Stock Incentive Plan, 2000 Stock Incentive Plan and 2004 Employee Stock Purchase Plan.

(4)    We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

Additional information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under “Certain Relationships and Related Transactions” and “Director Independence and Lead Independent Director” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-47100.

10.8

Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between

Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our

Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.9

Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit

10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November

9, 2006.

10.10

Lease Agreement between Bermuda Trust (Singapore) Limited and Cascade Microtech, Inc.

commencing December 12, 2003. Incorporated by reference to Exhibit 10.6 to our Registration

Statement on Form S-1, File No. 333-113256.

10.11

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

2003. Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1,

File No. 333-113256.

10.13*

Cascade Microtech, Inc. 2006 Executive Compensation Plan for the Six-Month Period Ending

December 31, 2006. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007:

CASCADE MICROTECH, INC. (Registrant)

By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 16, 2007.

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

We have audited the accompanying consolidated balance sheets of Cascade Microtech Inc., and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, redeemable stock, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Cascade Microtech, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cascade Microtech Inc.’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Portland, Oregon
March 16, 2007

Cascade Microtech, Inc.
Consolidated Balance Sheets
(In thousands, except share par value)

	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$5,260	$2,224
Short-term marketable securities	38,534	48,122
Accounts receivable, net of allowances of $153 and $97	17,642	16,182
Inventories, net	15,094	10,889
Prepaid expenses and other	2,293	3,000
Deferred income taxes	2,042	1,699
Total Current Assets	80,865	82,116

Long-term marketable securities	9,662	1,549
Fixed assets, net of accumulated depreciation of $13,385 and $12,093	6,818	4,422
Deferred income taxes	444	336
Goodwill	1,295	—
Other assets, net	4,702	1,697
Total Assets	$103,786	$90,120

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$—	$8
Accounts payable	6,013	3,904
Deferred revenue	1,184	516
Accrued liabilities	5,026	3,087
Total Current Liabilities	12,223	7,515

Deferred revenue	199	255
Other long-term liabilities	1,171	845
Total Liabilities	13,593	8,615

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 11,717 and 11,328	117	113
Additional paid-in capital	63,144	58,287
Deferred stock-based compensation	—	(142)
Accumulated other comprehensive loss - unrealized holding losses on investments	(1)	(76)
Retained earnings	26,933	23,323
Total Shareholders’ Equity	90,193	81,505
Total Liabilities and Shareholders’ Equity	$103,786	$90,120

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.
Consolidated Statements of Operations
(In thousands, except per share par value)

	For the Year Ended December 31,
	2006	2005	2004

Revenue	$84,852	$73,637	$64,415

Cost of sales	47,367	39,351	35,625
Stock-based compensation	443	39	67
Gross profit	37,042	34,247	28,723

Operating expenses:
Research and development (includes $305, $17 and $30, respectively, of stock-based compensation)	8,949	6,968	5,681
Selling, general and administrative (includes $1,134, $66 and $229, respectively, of stock-based compensation)	24,949	19,778	16,831
	33,898	26,746	22,512

Income from operations	3,144	7,501	6,211

Other income (expense):
Interest income	1,615	1,061	133
Interest expense	(1)	(18)	(465)
Other, net	347	948	215
	1,961	1,991	(117)

Income before income taxes	5,105	9,492	6,094
Provision for income taxes	1,495	1,173	1,387
Net income	3,610	8,319	4,707
Accretion of redeemable stock	—	—	113
Net income attributed to common shareholders	$3,610	$8,319	$4,594

Basic net income per share	$0.31	$0.75	$0.84

Diluted net income per	$0.30	$0.70	$0.56

Shares used in per share calculations:
Basic	11,482	11,055	5,439
Diluted	11,959	11,816	8,452

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Redeemable Stock, Shareholders’ Equity and Comprehensive Income

For The Years Ended December 31, 2006, 2005, and 2004

(in thousands)

								Deferred	Accumulated
	Redeemable		Convertible				Additional	Stock	Other		Total
	Common Stock		Preferred Stock		Common Stock		Paid-In	Based	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	Income(Loss)	Earnings	Equity
Balance at December 31, 2003	442	$584	2,346	$23	4,653	$47	$13,335	$(902)	$6	$10,451	$22,960

Common stock issued	—	—	—	—	146	2	166	—	—	—	168
Common stock issued in IPO, net of IPO costs of $4,572	—	—	—	—	3,300	33	41,628	—	—	—	41,661
Common stock repurchased	(16)	(150)	—	—	(7)	—	(7)	—	—	(41)	(48)
Accretion of common stock redemption	—	113	—	—	—	—	—	—	—	(113)	(113)
Amortization of deferred stock-based compensation, net	—	—	—	—	—	—	(265)	592	—	—	327
Termination of the redemption feature of the redeemable common stock	(426)	(547)	—	—	426	4	543	—	—	—	547
Conversion of all outstanding shares of our convertible preferred stock into common stock	—	—	(2,346)	(23)	2,346	23	—	—	—	—	—
Tax benefit of stock option exercises	—	—	—	—	—	—	2	—	—	—	2
Unrealized holding loss on investments	—	—	—	—	—	—	—	—	(23)	—	(23)
Net income	—	—	—	—	—	—	—	—	—	4,707	4,707
Balance at December 31, 2004	—	—	—	—	10,864	109	55,402	(310)	(17)	15,004	70,188

Common stock issued	—	—	—	—	464	4	2,175	—	—	—	2,179
Additional IPO costs	—	—	—	—	—	—	(99)	—	—	—	(99)
Amortization of deferred stock-based compensation, net	—	—	—	—	—	—	(46)	168	—	—	122
Tax benefit of stock option exercises	—	—	—	—	—	—	855	—	—	—	855
Unrealized holding loss on investments	—	—	—	—	—	—	—	—	(59)	—	(59)
Net income	—	—	—	—	—	—	—	—	—	8,319	8,319
Balance at December 31, 2005	—	—	—	—	11,328	113	58,287	(142)	(76)	23,323	81,505

Common stock issued	—	—	—	—	389	4	2,172	—	—	—	2,176
Reversal of deferred stock-based compensation upon adoption of SFAS No. 123R	—	—	—	—	—	—	(142)	142	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,882	—	—	—	1,882
Tax benefit of stock option exercises	—	—	—	—	—	—	945	—	—	—	945
Unrealized holding gain on investments	—	—	—	—	—	—	—	—	75	—	75
Net income	—	—	—	—	—	—	—	—	—	3,610	3,610
Balance at December 31, 2006	—	$—	$—	$—	$11,717	$117	$63,144	$—	$(1)	$26,933	$90,193

See accompanying Notes to Consolidated Financial Statements

Cascade Microtech, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$3,610	$8,319	$4,707
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,065	1,859	2,031
Stock-based compensation, net	1,882	122	326
Loss on disposal of fixed assets	3	27	9
Deferred income taxes	(451)	(418)	(160)
Excess tax benefits related to stock options exercises	(945)	855	2
(Increase) decrease in:
Accounts receivable, net	(1,460)	(2,542)	(3,037)
Inventories	(4,086)	(709)	(2,115)
Prepaid expenses and other	707	(1,421)	(814)
Increase (decrease) in:
Accounts payable	1,990	(47)	1,129
Deferred revenue	612	(90)	174
Accrued and other long-term liabilities	3,210	(49)	349
Net cash provided by operating activities	7,137	5,906	2,601

Cash flows from investing activities:
Purchase of marketable securities	(52,152)	(46,814)	(46,583)
Proceeds from sale of marketable securities	53,702	41,577	9,379
Purchase of fixed assets	(3,970)	(2,018)	(926)
Proceeds from disposal of fixed assets	9	29	—
Investment in patents and other assets	(768)	(542)	(484)
Business acquisition of eVue product line	(4,035)	—	—
Net cash used in investing activities	(7,214)	(7,768)	(38,614)

Cash flows from financing activities:
Principal payments on capital lease obligations	(8)	(27)	(46)
Principal payments on long-term debt	—	—	(7,000)
Excess tax benefits related to stock options exercises	945	—	—
Proceeds from issuance of common stock, net of offering costs of $4,572	—	—	41,661
Additional offering costs	—	(99)	—
Proceeds from other issuances of common stock, net	2,176	2,179	168
Payments to repurchase common stock	—	—	(198)
Net cash provided by financing activities	3,113	2,053	34,585

Increase (decrease) in cash and cash equivalents	3,036	191	(1,428)

Cash and cash equivalents:
Beginning of year	2,224	2,033	3,461
End of year	$5,260	$2,224	$2,033

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2	$480
Cash paid (refunds received) for income taxes, net	(1,193)	2,127	2,893

Non-cash operating activities:
Inventory and payables related to business acquisition	$119	$—	$—

Non-cash financing activities:
Reversal of deferred stock-based compensation	$142	$46	$265
Termination of redemption feature on redeemable common stock	—	—	547
Conversion of convertible preferred stock to common stock	—	—	23

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cascade Microtech, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The functional currency of our foreign subsidiaries is the U.S. dollar. Nonmonetary balance sheet items are remeasured at historical rates and monetary balance sheet items are remeasured at current rates. Exchange gains and losses from remeasurement of monetary assets and liabilities are recognized currently in our consolidated statements of operations.

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the periods presented. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, warranty liabilities, deferred tax asset valuation allowance, stock-based compensation,  contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Included in cash and cash equivalents were cash equivalents of $342,000 and $213,000 at December 31, 2006 and 2005, respectively, which consisted of money market funds, and are stated at cost, which approximates market value. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We classify our marketable securities as available-for-sale and, accordingly, record them at current market value. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

The provision for doubtful accounts totaled $114,000, $15,000 and $15,000, respectively, in 2006, 2005 and 2004. The allowance for doubtful accounts totaled $153,000 and $97,000, respectively, at December 31, 2006 and 2005. Historically, write-offs have been insignificant.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Write-downs of inventory totaled $285,000, $125,000 and $159,000, respectively, in 2006, 2005 and 2004.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of our capital lease obligations approximate carrying value as such instruments’ stated interest rates do not differ significantly from current market rates.

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and if an indication of goodwill impairment exists for the reporting unit, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

During 2006, we performed our annual impairment review of goodwill and concluded that there was no impairment.

Other Assets

Other assets at December 31, 2006 and 2005 included various patents, acquired intangible assets and other long-term assets with definite useful lives. These assets are amortized using the straight-line method over estimated useful lives of one to eight years.

Intangible assets with determinable lives are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by us, including patents and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. We did not record any impairment charges against our long-lived assets during 2006, 2005 or 2004.

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

Our transactions may involve the sale of systems and services under multiple element arrangements. A typical multiple element arrangement may include some or all of the following: products, accessories, installation services or extended warranty contracts. For any arrangements with multiple elements, we recognize revenue only after we have determined that elements with stand alone value have been delivered to customers and any undelivered elements have objective and reliable evidence of fair value.

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

Sales Returns

Customers may return standard products for any reason within 30 days after delivery, provided that the return is received in its original condition, including all packing materials, for a refund, less a stocking charge. Custom products are non-refundable unless agreed to in writing by us. For certain products, we also provide for a credit against the purchase of future products. Our reserve for sales returns, which is included as a component of other current liabilities, was $473,000 and $154,000, respectively, at December 31, 2006 and 2005.

Significant Customers

No customer in 2006, 2005 or 2004 accounted for 10% or more of our total revenues and no customers accounted for 5% or more of our gross accounts receivable balance at December 31, 2006 or 2005.

Product Warranty

We estimate a liability for costs to repair or replace products under warranties for a period of approximately twelve months and technical support costs when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. The liability for product warranties is included in accrued liabilities on our consolidated balance sheet. Product warranty activity was as follows (in thousands):

Warranty accrual, December 31, 2003	$178
Reductions for warranty charges	(452)
Additions to warranty reserve	639
Warranty accrual, December 31, 2004	365
Reductions for warranty charges	(501)
Additions to warranty reserve	624
Warranty accrual, December 31, 2005	488
Reductions for warranty charges	(525)
Additions to warranty reserve	573
Warranty accrual, December 31, 2006	$536

Advertising

Advertising costs are expensed as incurred and totaled $393,000, $196,000 and $7,000 in 2006, 2005 and 2004, respectively.

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

At times, we enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations on sales denominated in Japanese yen. These foreign exchange contracts are not considered hedges under SFAS No. 138, and as such are recorded at fair value on the balance sheet with any changes in fair value included as other income (expense), net on our statements of operations. At December 31, 2006 and 2005, we had $4.5 million and $2.2 million, respectively, of forward exchange contracts outstanding. The estimated fair value of the contracts outstanding at December 31, 2006 and 2005 was $4.4 million and $2.1 million, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income Per Share

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

The following table reconciles the shares used in calculating basic net income per share to the shares used in calculating diluted net income per share (in thousands):

Year Ended December 31,	2006	2005	2004
Shares used to calculate basic net income per share	11,482	11,055	5,439

Dilutive effect of:
Outstanding stock options	477	761	776
Redeemable and convertible preferred stock	—	—	2,237
Shares used to calculate diluted net income per share	11,959	11,816	8,452

Outstanding stock options not considered as they would have been antidilutive	727	296	273

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Our deferred compensation balance of $142,000 as of December 31, 2005, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified into additional paid in capital upon the adoption of SFAS No. 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in the net income in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

Year Ended December 31,	2005	2004
Net income attributed to common shareholders, as reported	$8,319	$4,594
Add stock-based compensation included in reported net income, net of tax	107	252
Fair value of stock-based employee compensation, net of tax	(1,849)	(1,585)
Net income, pro forma	$6,577	$3,261

Net income per share — basic, as reported	$0.75	$0.84
Net income per share — basic, pro forma	$0.59	$0.60

Net income per share — diluted, as reported	$0.70	$0.56
Net income per share — diluted, pro forma	$0.56	$0.40

To determine stock-based compensation included in reported net income, net of tax, we used a tax rate approximating our effective tax rate of 12.4% for 2005 and 22.8% for 2004.

Comprehensive Income

Pursuant to SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income is defined as changes in shareholders’ equity exclusive of transactions with owners, such as capital contributions and dividends. Unrealized holding gains and losses on our available-for-sale marketable securities are included as a separate component of shareholders’ equity until realized. The differences between net income (loss) and comprehensive income (loss) for the periods presented are not material.

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

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently in the process of analyzing the impact of adopting SFAS No. 159 on our financial position and results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently in the process of analyzing the impact of applying SFAS No. 157 on our financial position and results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The implementation of SAB No. 108 did not have a material effect on our financial position or results of operations.

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

FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are currently in the process of analyzing the impact of adopting Interpretation No. 48, however, we believe that the adoption of Interpretation No. 48 will not have a material effect on our financial position or results of operations.

EITF Issue No. 06-3

Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” requires us to disclose our accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenues and costs) or net (excluded from revenues) basis. EITF Issue 06-3 is effective for periods beginning after December 15, 2006, with earlier application permitted. We account for such taxes on a net basis.

NOTE 3.  BUSINESS ACQUISITION

During the fourth quarter of 2006, we acquired certain assets and liabilities related to the eVue product line from our strategic partner in a transaction which was accounted for as a business acquisition. These assets included technology, design information for the manufacture of subassemblies and other intangibles. The results of this acquisition have been included in the consolidated financial statements since the date of acquisition. The purchase price consisted of $4.0 million in cash, paid to the seller, plus other direct costs including attorney and other fees of $35,000. In addition, if the seller completes certain milestones related to the eVue product line by December 31, 2007, we will pay an additional $1.0 million contingent amount to the seller which will be recorded as goodwill if and when it is paid. The purchase price was allocated as follows (in thousands):

		Useful Life
Inventory	$119	—
Patent technology	961	8 years
Developed software technology	165	3 years
Customer backlog	77	1 year
Customer relationships	1,537	7 years
Goodwill	1,295	indefinite
	4,154
Current liabilities	(119)
	$4,035

To determine the value of the technology and other identifiable intangible assets acquired, we projected such items as revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections were discounted to a net present value. Pro forma results of operations are not included as they are not materially different from actual results of operations.

NOTE 4.  MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

December 31,	2006	2005
Fair market value:
Municipal obligations	$47,196	$48,474
Agency discount notes	1,000	—
Government securities	—	1,197
	$48,196	$49,671
Cost:
Municipal obligations	$47,197	$48,542
Agency discount notes	1,000	—
Government securities	—	1,205
	$48,197	$49,747
Fair market value by maturity:
Within one year	$38,534	$48,122
One to two years	9,662	1,549
	$48,196	$49,671
Gross unrealized holding losses:
Municipal obligations	$(1)	$(68)
Agency discount notes	—	—
Government securities	—	(8)
	$(1)	$(76)

Fair value of investments with unrealized losses	$20,695	$36,352
Fair value of investments with unrealized gains	$10,491	$—

At December 31, 2006 and 2005, we determined that unrealized losses on our marketable securities were temporary based on the duration of the unrealized losses and on our ability to hold the marketable securities until maturity. No investments were in an unrealized loss position for more than one year.

NOTE 5.  INVENTORIES

Inventories consisted of the following (in thousands):

December 31,	2006	2005
Raw materials	$6,205	$4,747
Work-in-process	2,947	1,138
Finished goods	5,942	5,004
	$15,094	$10,889

NOTE 6.  FIXED ASSETS

Fixed assets consisted of the following (in thousands):

December 31,	2006	2005
Equipment	$14,751	$12,996
Leasehold improvements	3,027	2,743
Construction in progress	2,425	776
	20,203	16,515
Less accumulated depreciation	(13,385)	(12,093)
	$6,818	$4,422

Depreciation expense was $1.6 million, $1.5 million and $1.8 million, respectively, in 2006, 2005 and 2004.

NOTE 7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The change in goodwill during 2006 was as follows (in thousands):

Year Ended December 31,	2006
Balance, December 31, 2005	$—
Goodwill acquired	1,295
Balance, December 31, 2006	$1,295

Included in other long-term assets on our balance sheet were certain identifiable intangible assets as follows: (in thousands):

December 31,	2006	2005
Patents	$5,602	$3,945
Accumulated amortization	(2,889)	(2,527)
	2,713	1,418

Developed software technology	165	—
Accumulated amortization	(14)	—
	151	—

Customer relationships	1,537	—
Accumulated amortization	(61)	—
	1,476	—

Customer backlog	77	—
Accumulated amortization	(25)	—
	52	—
Total identifiable intangible assets, net	$4,392	$1,418

Amortization expense totaled $502,000, $311,000 and $255,000, respectively, in 2006, 2005 and 2004.

Amortization of the identifiable intangible assets is as follows over the next five years (in thousands):

	Patents	Developed Software Technology	Customer Relationships	Customer Backlog
2007	$400	$55	$220	$52
2008	456	55	220	—
2009	450	41	220	—
2010	447	—	220	—
2011	399	—	220	—
Thereafter	561	—	376	—

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

December 31,	2006	2005
Accrued compensation and benefits	$2,261	$1,775
Income taxes payable	1,072	3
Accrued warranty	536	488
Sales return reserve	473	157
Other	684	664
	$5,026	$3,087

NOTE 9. INCOME TAXES

Domestic and foreign pre-tax income was as follows (in thousands):

Year ended December 31,	2006	2005	2004
Domestic	$3,915	$9,215	$6,161
Foreign	1,190	277	(67)
	$5,105	$9,492	$6,094

The provision (benefit) for income taxes consisted of the following (in thousands):

Year ended December 31,	2006	2005	2004
Current:
Federal	$1,222	$1,443	$1,318
State	68	130	90
Foreign	407	5	139
Total current	1,697	1,578	1,547

Deferred:
Federal	(292)	(373)	(188)
State	48	(23)	17
Foreign	42	(9)	11
Total deferred	(202)	(405)	(160)
Provision for income taxes	$1,495	$1,173	$1,387

The provision (benefit) for income taxes varies from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows (in thousands):

Year ended December 31,	2006	2005	2004
Federal income tax computed at statutory rates	$1,736	$3,228	$2,072
Extraterritorial income exclusion tax benefit	(139)	(286)	(340)
Difference in foreign tax rate	59	—	34
State income taxes, net of federal benefit	64	209	172
Stock-based compensation	508	(30)	92
Tax credits (R&D and foreign tax credit)	(508)	(1,289)	(848)
Changes in valuation allowance	191	(107)	35
Tax exempt interest income	(538)	(338)	—
State net operating loss utilized	—	(38)	—
Other	122	(176)	170
Provision for income taxes	$1,495	$1,173	$1,387

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

December 31,	2006	2005
Current deferred tax assets:
Reserves and allowances	$465	$310
Inventory reserves	686	672
Accrued vacation	302	291
Deferred intercompany profit	583	384
Other current deferred tax assets	6	42
Total current deferred tax assets	2,042	1,699

Non-current deferred tax assets:
Retirement allowance	162	153
State net operating loss carryforwards	—	1
Federal and state research tax credits	2,273	1,766
Foreign tax credits	—	244
Other non-current deferred tax assets	686	512
Gross non-current deferred tax assets	3,121	2,676
Valuation allowance	(1,972)	(1,766)
Total net non-current deferred tax assets	1,149	910

Non-current deferred tax liabilities:
Patents	705	574
Net deferred tax assets	$2,486	$2,035

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets. In 2006, we increased the valuation allowance against State of Oregon research credits by $206,000 as we believe that this portion of the tax credits are more likely than not to not be utilized in the future. As of December 31, 2006, we believe it is more likely than not that the benefit of the remaining federal credits will be realized in future periods based on anticipated future profits.

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

The net increase (decrease) in the total valuation allowance was $206,000, $(28,000) and $35,000, respectively, in 2006, 2005 and 2004. The valuation allowance as of December 31, 2006 and 2005 was $2.0 million and $1.8 million, respectively. As of December 31, 2006, the portion of valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to contributed capital is approximately $94,000.

In 2006, 2005 and 2004, income tax benefits attributable to employee stock option transactions of $945,000, $855,000 and $2,000, respectively, were allocated to shareholders’ equity.

We had state net operating loss carryforwards and federal and state research and experimentation credit carryforwards of approximately $20,000 and $2.3 million, respectively, at December 31, 2006 to offset against future taxable income. These carryforwards expire beginning 2007 through 2026.

We did not provide for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2006, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3.9 million.

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

NOTE 10. RESEARCH AND DEVELOMENT AGREEMENT WITH KEY CUSTOMER

In 2002, we entered into a cooperative research and development agreement with a key customer. Pursuant to the terms of the agreement, this customer reimbursed us for certain research and development work performed in relation to the development of certain probes. No amounts were received in 2006 or 2005 pursuant to this agreement and $94,000 was received in 2004, which was netted with research and development expense on our consolidated statements of operations.

NOTE 11. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

Year ended December 31,	2006	2005	2004
Gains related to foreign currency contracts	$253	$151	$74
Remeasurement related foreign currency gains (losses)	97	(34)	132
Settlement income from a service provider	—	700	—
Other	(3)	131	9
	$347	$948	$215

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

Repurchase Option

We or our designee had the option to repurchase all shares held by any shareholder that such shareholder proposed to sell, assign, pledge, encumber, transfer, or otherwise dispose of for value to a competitor. Such repurchases were at the same terms and conditions specified in a bona fide third party offer for any or all of such securities. The repurchase option lapsed upon our IPO. During 2004, we repurchased 23,562 shares pursuant to this repurchase option during 2004 (including shares repurchased pursuant to the Stock Put Agreement described below) at a weighted average per share purchase price of $8.40.

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

NOTE 13.  STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2006	2005	2004
Weighted average grant-date fair value of share options granted	$3,026	$2,468	$3,581
Total intrinsic value of share options exercised	2,397	3,990	823
Stock-based compensation recognized in results of operations	1,882	122	326
Cash received from options exercised and shares purchased under all share-based arrangements	2,176	2,179	168
Tax benefit realized related to stock options exercised	945	855	2

No stock-based compensation was capitalized as a part of an asset during the years ended December 31, 2006, 2005 or 2004.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Cost of sales	$443	$39	$67
Research and development	305	17	30
Selling, general and administrative	1,134	66	229
	$1,882	$122	$326

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2006	2005	2004
Stock Option Plan
Risk-free interest rate	4.53% - 5.07%	3.77% - 4.39%	3.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	4 years - 6.5 years	6 years	6 years
Expected volatility	56.2% - 61.4%	67.4% - 68.9%	68.4%

Employee Stock Purchase Plan
Risk-free interest rate	4.73% - 5.08%	4.73% - 4.79%	—
Expected dividend yield	0.0%	0.0%	—
Expected term	6 months — 2 years	6 months - 2 years	—
Expected volatility	24.8% - 45.7%	34.6% - 45.7%	—

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on a weighted average actual volatility of a peer group of companies over the prior 6.5 year period. The expected volatility for our employee stock purchase plan is calculated based on our historical volatility and consideration of peer group data. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend yield is 0%.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

The following table presents the impact of our adoption of SFAS No. 123R on selected line items from the condensed consolidated financial statements for the year ended December 31, 2006 (in thousands, except per share amounts):

Year Ended December 31, 2006	As reported following SFAS No. 123R	If reported following APB No. 25
Income before income taxes	$5,105	$6,907
Net income	3,610	5,412
Cash flow from operating activities	7,137	8,082
Cash flow from financing activities	3,113	2,168
Basic net income per share	0.31	0.47
Diluted net income per share	0.30	0.45

Stock Incentive Plans

Our stock incentive plans include our 1993 Stock Incentive Plan (the “1993 Plan”) and our 2000 Stock Incentive Plan (the “2000 Plan”) (together, the “Plans”) and provide for the granting of  incentive stock options, nonqualified stock options and restricted stock units. Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is 10 years, and the right to exercise options granted generally vests as to 20% at the end of the first year and then as to 1.67% per month thereafter with full vesting occurring on the fifth anniversary. The 1993 Plan expired during 2003 and any remaining unissued options were canceled. The 2000 Plan expires October 15, 2010. In addition, options currently outstanding under the 1993 Plan will not be available for reissuance upon cancellation. We have authorized a total of 2.4 million shares of common stock for issuance under the 2000 Plan.

At December 31, 2006, 659,296 shares were available for future grants, and we had 2,407,412 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2006 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,721,438	$8.37
Granted	347,900	13.28
Exercised	(297,826)	4.48
Forfeited	(43,396)	11.29
Outstanding at December 31, 2006	1,728,116	9.95

Certain information regarding options outstanding as of December 31, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,728,116	971,356
Weighted average exercise price	$9.95	$8.27
Aggregate intrinsic value	$6.0 million	$4.9 million
Weighted average remaining contractual term	6.55 years	4.95 years

The aggregate intrinsic value in the table above is based on our closing stock price of $13.10 on December 31, 2006, which would have been received by the optionees had all of the options with exercise prices less than $13.10 been exercised on that date.

Restricted stock unit activity during 2006 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2005	—	—
Granted	20,000	$13.38
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2006	20,000	$13.38

As of December 31, 2006, total unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $6.1 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

Employee Stock Purchase Plan

In February 2004, our board of directors approved the 2004 Employee Share Purchase Plan (the “2004 ESPP”) and the reservation of 400,000 shares of our common stock thereunder. The 2004 ESPP consists of two-year offering periods with four consecutive, overlapping six-month purchase periods commencing on the first trading day on or after February 1 and August 1 each year (the “Enrollment Date”). Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to purchase up to 5,000 shares per six-month purchase period, at a purchase price of 85% of the fair market value of a share of common stock on the Enrollment Date or on the exercise date, whichever is lower. The exercise date is the last trading day of each offering period.  If the purchase price is lower on the exercise date than on the Enrollment Date, the two-year offering period will terminate and a new two-year offering period will begin. Participating employees are automatically enrolled in the new offering period. During the year ended December 31, 2006, we issued 90,836 shares pursuant to the 2004 ESPP at a weighted average price of $9.25 per share, which represented a weighted average discount of $3.50 per share from the fair market value on the dates of purchase, and 277,900 shares remained available for purchase as of December 31, 2006.

NOTE 14.  RELATED PARTY TRANSACTIONS

Agilent Technologies

Prior to our IPO, Agilent Technologies held all of the outstanding shares of Series A and 87,500 shares of the Series B. Upon our IPO, the Series A and Series B were converted into a total of 1,424,819 shares of our common stock. As of the end of January 2006, Agilent did not hold any shares of our outstanding common stock. Certain other financial information related to Agilent was as follows:

Year Ended December 31,	2005	2004
Sales to Agilent	$2.5 million	$2.0 million
Purchases from Agilent	$548,000	$327,000
Royalties paid to Agilent for non-exclusive license to use certain patented technology relating to electrical measurement apparatuses	$11,000	$9,000

December 31,	2005
Receivable from Agilent	$171,000
Payable to Agilent	$35,000

FEI Company

During 2006, we purchased certain equipment for $318,000 from FEI Company (“FEI”). In addition, FEI purchased certain equipment from us for a total of $122,000 during 2006. At December 31, 2006, we owed FEI $4,000 and we had a receivable from FEI of $2,000. One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI.

NOTE 15.  EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan which allows eligible employees to contribute a certain percentage of their salary. We match 40% of eligible employees’ contributions, up to a maximum of 2% of the employees’ earnings. Our matching contribution for the savings plan was $271,000, $230,000 and $194,000, respectively, in 2006, 2005 and 2004.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

Operating Leases and Subleases

We lease office and manufacturing space under operating leases that expire at various dates through 2015. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facility. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,
2007	$1,995
2008	2,213
2009	2,004
2010	2,032
2011	2,091
Thereafter	7,969
$18,304

Lease expense was $2.6 million, $2.5 million and $2.5 million, respectively, in 2006, 2005 and 2004.

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

The following table summarizes revenue for each of our business segments. We do not track our financial results below the revenue line nor assets on a segment level, and, accordingly, that information is not provided (in thousands):

Year Ended December 31,	2006	2005	2004
External revenue from EPD	$67,969	$63,566	$58,467
External revenue from PPD	16,883	10,071	5,948
	$84,852	$73,637	$64,415

No customer accounted for 10% or more of our total revenue in 2006, 2005 or 2004.

We are not able to provide revenue by product line or group of similar products as it would be impracticable to do so.

Our revenues by geographic area were as follows (in thousands):

Year Ended December 31,	2006	2005	2004
United States	$32,220	$23,877	$24,762
Japan	14,239	15,085	14,909
Taiwan	6,856	7,612	6,853
Other	31,537	27,063	17,891
	$84,852	$73,637	$64,415

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2006	2005
United States	$12,392	$5,993
Japan	224	108
Other	199	18
	$12,815	$6,119

SCHEDULE II

Cascade Microtech, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Year Ended December 31, 2004:

Allowance for uncollectible accounts	$101	$15	$3	$(33)	$86
Inventory reserves	$1,739	$159	$—	$(96)	$1,802

Year Ended December 31, 2005:

Allowance for uncollectible accounts	$86	$15	$(1)	$(3)	$97
Inventory reserves	$1,802	$125	$—	$(67)	$1,860

Year Ended December 31, 2006:

Allowance for uncollectible accounts	$97	$114	$—	$(58)	$153
Inventory reserves	$1,860	$285	$—	$(202)	$1,943

(a) Charges to this account rotate to changes in foreign currency exchanges rates.

(b) Charges to the accounts included in this column are for the purposes for which the reserves were created.