Form 10-Q
period 2007-03-31
CASCADE MICROTECH INC
filed 2007-05-10
CIK 864559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of common stock outstanding as of May 8, 2007 was 12,741,994.

CASCADE MICROTECH, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$2,650	$5,260
Short-term marketable securities	43,738	38,534
Accounts receivable, net of allowances of $164 and $153	18,767	17,642
Inventories, net	15,506	15,094
Prepaid expenses and other	2,112	2,055
Deferred income taxes	2,029	2,042
Total Current Assets	84,802	80,627

Long-term marketable securities	6,597	9,662
Fixed assets, net of accumulated depreciation of $13,781 and $13,385	8,600	6,818
Deferred income taxes	723	682
Goodwill	1,295	1,295
Other assets, net	4,679	4,702
Total Assets	$106,696	$103,786

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$6	$—
Accounts payable	5,614	6,013
Deferred revenue	1,009	1,184
Accrued liabilities	5,015	5,026
Total Current Liabilities	11,644	12,223

Capital leases, net of current portion	27	—
Deferred revenue	198	199
Other long-term liabilities	1,743	1,171
Total Liabilities	13,612	13,593

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 11,877 and 11,717	119	117
Additional paid-in capital	64,988	63,144
Accumulated other comprehensive loss - unrealized holding losses on investments	(4)	(1)
Retained earnings	27,981	26,933
Total Shareholders’ Equity	93,084	90,193
Total Liabilities and Shareholders’ Equity	$106,696	$103,786

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	For the Quarter Ended March 31,
	2007	2006
Revenue	$22,471	$19,699

Cost of sales	12,087	11,020
Stock-based compensation	122	112
Gross profit	10,262	8,567

Operating expenses:
Research and development (includes $79 and $77, respectively, of stock-based compensation)	2,639	1,998
Selling, general and administrative (includes $361 and $264, respectively, of stock-based compensation)	6,770	6,009
	9,409	8,007

Income from operations	853	560

Other income (expense):
Interest income	455	362
Interest expense	(1)	—
Other, net	110	57
	564	419

Income before income taxes	1,417	979
Provision for income taxes	369	323
Net income	$1,048	$656

Basic net income per share	$0.09	$0.06

Diluted net income per share	$0.09	$0.06

Shares used in per share calculations:
Basic	11,808	11,373
Diluted	12,207	11,907

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Quarter Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,048	$656
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	627	433
Stock-based compensation, net	562	453
Gain on disposal of fixed assets	—	(1)
Deferred income taxes	(28)	109
Excess tax benefits related to stock option exercises	(252)	(68)
(Increase) decrease in:
Accounts receivable, net	(1,125)	94
Inventories, net	(412)	(588)
Prepaid expenses and other	(57)	986
Increase (decrease) in:
Accounts payable	(399)	782
Deferred revenue	(176)	53
Accrued and other long-term liabilities	813	436
Net cash provided by operating activities	601	3,345

Cash flows from investing activities:
Purchase of marketable securities	(8,872)	(10,977)
Proceeds from sale of marketable securities	6,730	7,933
Purchase of fixed assets	(2,175)	(1,169)
Proceeds from disposal of fixed assets	—	2
Investment in patents and other assets	(178)	(120)
Net cash used in investing activities	(4,495)	(4,331)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(2)
Excess tax benefits related to stock option exercises	252	68
Proceeds from issuances of common stock	1,032	592
Net cash provided by financing activities	1,284	658

Decrease in cash and cash equivalents	(2,610)	(328)

Cash and cash equivalents:
Beginning of period	5,260	2,224
End of period	$2,650	$1,896

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$—
Cash paid (refunded) for income taxes, net	353	(1,284)

Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$33	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. During the first quarter of 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as described in Note 9 below. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

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

Inventories consisted of the following (in thousands):

	March 31,	December 31
	2007	2006
Raw materials	$6,847	$6,205
Work-in-process	2,696	2,947
Finished goods	5,963	5,942
	$15,506	$15,094

Note 3.  Earnings Per Share

We compute net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share incorporates the incremental shares issuable upon the assumed exercise of stock options and other common stock equivalents using the treasury stock method.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

Three Months Ended March 31,	2007	2006
Shares used to calculate basic earnings per share	11,808	11,373
Dilutive effect of outstanding stock options and restricted stock units	399	534
Shares used to calculate diluted earnings per share	12,207	11,907

Stock options not considered as they would have been antidilutive	722	652

Note 4.  Comprehensive Income

Comprehensive income includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were $(3,000) and $3,000 in the first quarter of 2007 and 2006, respectively, and, as of March 31, 2007, total unrealized holding losses were $4,000.

Note 5.  Product Warranty

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

	Three Months Ended March 31,
	2007	2006
Warranty accrual, beginning of period	$536	$488
Reductions for warranty charges	(177)	(117)
Additions to warranty reserve	89	111
Warranty accrual, end of period	$448	$482

Note 6. Goodwill and Other Intangible Assets

There were no changes to our goodwill balance in the three month periods ended March 31, 2007 or 2006.

Included in other long-term assets on our balance sheet were certain identifiable intangible assets as follows: (in thousands):

	March 31,	December 31,
	2007	2006
Patents	$5,780	$5,602
Accumulated amortization	(3,013)	(2,889)
	2,767	2,713

Developed software technology	165	165
Accumulated amortization	(28)	(14)
	137	151

Customer relationships	1,537	1,537
Accumulated amortization	(110)	(61)
	1,427	1,476

Customer backlog	77	77
Accumulated amortization	(38)	(25)
	39	52
Total identifiable intangible assets, net	$4,370	$4,392

Amortization expense totaled $200,000 and $74,000, respectively, in the three month periods ended March 31, 2007 and 2006, and was included as a component of selling, general and administrative expense.

Amortization of the identifiable intangible assets is as follows over the next five years and thereafter (in thousands):

	Patents	Developed Software Technology	Customer Relationships	Customer Backlog
Remainder of 2007	$364	$41	$165	$39
2008	506	55	220	—
2009	494	41	220	—
2010	453	—	220	—
2011	407	—	220	—
Thereafter	543	—	382	—

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accrued compensation and benefits	$2,696	$2,261
Income taxes payable	882	1,072
Accrued warranty	448	536
Sales return reserve	383	473
Other	606	684
	$5,015	$5,026

Note 8. Segment Reporting

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Beginning in the first quarter of 2007, our Chief Operating Decision Maker began to monitor the revenue streams and the gross profit of the Engineering Products Division (“EPD”) and the Pyramid Products Division (“PPD”), as opposed to revenue information only, which was previously provided.

As such, the following table summarizes revenue and gross profit for each segment. Prior period information has been reclassified to match the current period presentation. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

Three Months Ended March 31, 2007	EPD	PPD	Total
Revenue	$18,409	$4,062	$22,471
Gross Profit	$8,733	$1,529	$10,262
Gross Margin	47.4%	37.6%	45.7%

Three Months Ended March 31, 2006
Revenue	$16,290	$3,409	$19,699
Gross Profit	$7,535	$1,032	$8,567
Gross Margin	46.3%	30.3%	43.5

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand alone divisional information. In preparing this financial information, certain expenses were allocated between the segments based on management estimates, while others were based on specific factors such as headcount. For example, certain indirect costs related to the manufacture of key components by PPD on behalf of EPD have been fully allocated to PPD. In addition, no adjustments have been made to reflect the sale of these components by PPD to EPD. These factors can have a significant impact on the amount of gross profit for each segment. Assignment of other reasonable cost allocations to each segment could result in materially different segment gross margins.

Note 9. Adoption of Interpretation No. 48

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

We adopted the provisions of Interpretation No. 48 on January 1, 2007. In accordance with paragraph 19, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements. Upon adoption, we analyzed our tax positions to determine if there were any that were “more-likely-than-not” to be sustained as of the adoption date. Based on this analysis, we determined that no adjustment was required upon adoption of FIN 48.

At the date of adoption, we had unrecognized tax benefits of $0.7 million, of which $0.4 million would have an impact on the effective tax rate, and interest and penalties accrued on unrecognized tax benefits were $49,000. We do not believe it is reasonably possible that the total amount of unrecognized benefits will significantly increase or decrease within the next 12 months.

During the quarter ended March 31, 2007, unrecognized tax benefits did not change as a result of tax positions taken in prior periods. We did not record unrecognized tax benefits as a result of positions taken during the current quarter, and there were no decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation.

The tax years which remain open to examination in our major taxing jurisdictions were as follows:

Jurisdiction	Open Tax Years
U.S.	2003 - 2006
Japan	2000 - 2006
United Kingdom	2004 - 2006

Note 10. Subsequent Event — Acquisition of Gryphics, Inc.

On April 3, 2007, we acquired Gryphics, Inc., a private company that designs, manufactures and markets a range of high performance socket products used for final production and evaluation testing of packaged semiconductor integrated circuits.

We acquired all of the outstanding capital stock of Gryphics for 842,753 shares of our common stock with a fair market value of approximately $12.0 million and cash of $13.7 million, subject to a post-closing purchase price adjustment. Approximately $1.3 million of the $13.7 million will be held in escrow for a one-year period to secure the indemnification obligation of the shareholders of Gryphics.

Pro forma financial information is not yet available and will be included in our Form 10-Q for the quarter ending June 30, 2007. See also our Current Report on Form 8-K dated March 30, 2007 and filed with the Securities and Exchange Commission on April 5, 2007.

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

These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2007. These risk factors have not significantly changed since they were filed with our Form 10-K and included the following:

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

Our engineering probe stations, analytical probes and probing accessories are sold through our Engineering Products Division (“EPD”). Our production probe cards are sold through our Pyramid Probe Division (“PPD”). To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years. Our production probe card revenue, however, increased as a percentage of total revenues in the first quarter of 2007 compared to the first quarter of 2006 and in all of 2006 compared to 2005 and we expect that trend to continue in the remainder of 2007 and beyond.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future. 300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 40.4% and 34.4% of our total EPD revenue in the first quarter of 2007 and 2006, respectively.

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

We sell our products both directly through our own sales force and indirectly through a combination of manufacturers’ representatives and distributors. In North America and Asia, excluding Japan, Singapore and Malaysia, we sell most of our products through manufacturers’ representatives. We sell certain products in these regions directly. In Japan, Singapore and Malaysia, we sell through Cascade Microtech Japan, K.K. and Cascade Microtech Singapore, our direct sales and service subsidiary and branch office, respectively. In Europe, we sell primarily through distributors and manufacturers’ representatives, except in the U.K., where we sell through our direct sales subsidiary, Cascade Microtech Europe, Ltd. We also sell certain products directly in Germany, Austria, Switzerland, China and Taiwan. In the rest of the world, we typically sell through manufacturers’ representatives or distributors. Our distributors normally place orders with us once they have received an order from an end-user customer, and therefore, the total amount of inventory held by our distributors at any given date is not material.

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

With the exception of the adoption of Interpretation No. 48 as described in Note 9 of Notes to Condensed Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
IN THOUSANDS	2007	2006
Revenue	100.0%	100.0%
Cost of sales, including related stock-based compensation	54.3	56.5
Gross profit	45.7	43.5
Operating expenses:
Research and development	11.7	10.1
Selling, general and administrative	30.1	30.5
Total operating expenses	41.9	40.6
Income from operations	3.8	2.8
Other income, net	2.5	2.1
Income before income taxes	6.3	5.0
Provision for income taxes	1.6	1.6
Net income	4.7%	3.3%

(1)  Percentages may not add due to rounding.

The following table summarizes revenue and gross profit for each of our segments. Prior period information has been reclassified to match the current period presentation (dollars in thousands):

Three Months Ended March 31, 2007	EPD	PPD	Total
Revenue	$18,409	$4,062	$22,471
Gross Profit	$8,733	$1,529	$10,262
Gross Margin	47.4%	37.6%	45.7%

Three Months Ended March 31, 2006
Revenue	$16,290	$3,409	$19,699
Gross Profit	$7,535	$1,032	$8,567
Gross Margin	46.3%	30.3%	43.5%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand alone divisional information. See Note 8 of Notes to Condensed Consolidated Financial Statements above for additional information.

Revenue increased $2.8 million, or 14.1%, to $22.5 million in the first quarter of 2007 compared to $19.7 million in the first quarter of 2006.

Revenue in EPD increased $2.1 million, or 13.0%, to $18.4 million in the first quarter of 2007 compared to $16.3 million in the first quarter of 2006.

Certain financial information which contributed to the EPD revenue results was as follows:

First quarter of 2007 compared to first quarter of 2006
Percentage increase in unit sales	17.1%
Percentage increase in average order total	13.6%

Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

We realized increased unit sales in both our 300mm systems and our non-300mm systems in the first quarter of 2007 compared to the first quarter of 2006. These increases were due to increased customer demand.

The increase in average order total in the first quarter of 2007 compared to the first quarter of 2006 was attributable to increased unit sales of our 300mm systems, which have a higher average sales price than our non-300mm systems, as well as an increase in the number of accessories purchased with systems.

These increases were partially offset by a 14.9% decrease in other EPD revenue. Other EPD revenue consists primarily of stand-alone analytical probe revenue, service revenue and distribution revenue.

Revenue in PPD increased $0.7 million, or 19.1%, to $4.1 million in the first quarter of 2007 compared to $3.4 million in the first quarter of 2006 due to an increase in the number of production probe cards that we sold.

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

We have the ability to expand the capacity of our probe card microfabrication facility through additional equipment and headcount to about $40 million annually based on our current product mix and facility. We are currently using approximately 50% of the facility’s potential capacity. In addition, we are currently expanding our clean room space and increasing our manufacturing capacity to approximately $60 million when new equipment installations are complete in 2008. Our growth rate also relies on our ability to recruit and train enough top-quality people for product fulfillment and field support.

Cost of Sales and Gross Profit

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Fluctuations in gross profit as a percentage of revenue, or gross margin, primarily result from changes in geographic mix, product mix, general pricing dynamics and yields in some of our production lines. Sales in Europe typically have a lower margin than sales in North America and Japan due to our use of third-party distributors in Europe. Within EPD, we typically achieve higher gross margins on the consumables than on the engineering probe stations. Also, gross margins within EPD are typically higher than gross margins within PPD.

Cost of sales increased $1.1 million, including stock-based compensation expense, or 9.7%, to $12.2 million in the first quarter of 2007 compared to $11.1 million in the first quarter of 2006 due to the following:

Increased direct costs, such as raw materials, resulting from higher revenue and changes in geographic and product mix	$815,000
Increased salaries and related costs in PPD resulting from increased headcount and other labor	637,000
Increased allocation to research and development expense due to increased research and development fab runs	(315,000)
Other decreases	(37,000)
$1,100,000

Our gross profit increased $1.7 million, or 19.8%, to $10.3 million in the first quarter of 2007 compared to $8.6 million in the first quarter of 2006. This increase in our gross profit was attributable to the increased sales discussed above, as well as an increase in our overall gross margin to 45.7% in the first quarter of 2007 compared to 43.5% in the first quarter of 2006. Our gross margin increased in both EPD and PPD. The increase within EPD resulted primarily from a shift in product mix to more higher-end S300 systems, which have more accessories. The increase within PPD resulted primarily from increased fab run allocations to research and development expense as the number of research and development fab runs increased, which decreased the expense related to fab runs that was allocated to cost of sales.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses increased $641,000, or 32.1%, to $2.6 million in the first quarter of 2007 compared to $2.0 million in the first quarter of 2006. The increase was primarily due to the following:

Increase in salaries and benefits primarily due to increases in headcount	$210,000
Increase related to the increasing number of research and development fab runs	315,000
Increases in other costs, including supplies	116,000
$641,000

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

SG&A expenses increased $761,000, or 12.7%, to $6.8 million in the first quarter of 2007 compared to $6.0 million in the first quarter of 2006. The increase was primarily due to the following:

Increase in costs related to our China and Taiwan sales offices, which opened in the second quarter of 2006	$318,000
Increase in salaries and related expenses due to increased headcount	119,000
Increased amortization related to the acquisition of the eVue product line	107,000
Increase in IT services, labor and software due to international expansion demands	132,000
Increase in accounting fees for public company compliance	132,000
Increased stock-based compensation due to increased headcount and annual awards	100,000
Decrease related to decreased legal costs as a result of patent protection law suits filed in the first quarter of 2006	(174,000)
Other	27,000
$761,000

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $455,000 in the first quarter of 2007 compared to $362,000 in the first quarter of 2006. The increase was primarily due to higher average cash balances in the first quarter of 2007 compared to the first quarter of 2006, as well as higher interest rates in the 2007 period compared to the 2006 period.

Other income, net totaled $110,000 in the first quarter of 2007 compared to $57,000 in the first quarter of 2006. Other, net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Foreign currency remeasurement gain (loss)	$15	$(58)
Foreign currency transaction gain	92	109
Other	3	6
	$110	$57

Income Taxes

Our provision for income taxes totaled $369,000, or 26.0%, of income before income taxes and $323,000, or 33.0%, of income before income taxes, in the first quarter of 2007 and 2006, respectively. The effective tax rate in the first quarter of 2007 includes a benefit for research and experimentation tax credits, which were reinstated in December 2006. The effective tax rate in the first quarter of 2006 did not include any benefit for research and experimentation tax credits since current legislation related to such credits was expired during that period.

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

At March 31, 2007, we had a net deferred tax asset on our balance sheet totaling $2.8 million, primarily related to timing differences in the recognition of certain reserves and accruals.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $46.4 million at March 31, 2007, as well as from cash expected to be generated from operations. In April 2007, we used $13.7 million of cash for the acquisition of Gryphics, Inc. as discussed in Note 10 of Notes to Condensed Consolidated Financial Statements above.

Net cash provided by operating activities in the first quarter of 2007 was $0.6 million and consisted of net income of $1.0 million, depreciation, amortization and stock-based compensation of $1.2 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased $1.2 million to $18.8 million at March 31, 2007 compared to $17.6 million at December 31, 2006, due primarily to an increase in our days sales outstanding. Our days sales outstanding was approximately 76 days at March 31, 2007 compared to 71 days at December 31, 2006.

Inventories increased $0.4 million to $15.5 million at March 31, 2007 compared to $15.1 million at December 31, 2006, primarily due to increased work-in-process and finished goods balances required to meet the projected demand for the second quarter of 2007. We believe that our inventory levels at March 31, 2007 are adequate given our revenue projections for the second quarter of 2007.

Net cash used in investing activities of $4.5 million in the first quarter of 2007 resulted from $2.2 million used for the purchase of fixed assets, $2.1 million used for the net purchase of marketable securities and $0.2 million used for investment in patents and other assets. Purchases of fixed assets primarily were for our PPD capacity expansion project. We anticipate spending approximately $12.0 million in 2007 for fixed assets, including approximately $10.0 million for our clean room expansion and related equipment, primarily for PPD capacity expansion.

Net cash provided by financing activities of $1.3 million in the first quarter of 2007 resulted primarily from $1.0 million of proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan and $0.3 million of tax benefits related to stock option exercises.

New Accounting Pronouncements

There were no changes in the first quarter of 2007 to the new accounting pronouncements disclosed in our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

Item 4.       Controls and Procedures

Changes in Internal Control Over Financial Reporting

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

Part II - Other Information

Item 1A.    Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007.  See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading “Forward Looking Statements and Risk Factors.”

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004.  In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.6 million. As of March 31, 2007, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates. In April 2007, we used an additional $13.7 million of the proceeds for our acquisition of Gryphics, Inc.

Item 6.       Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

2.1

Agreement and Plan of Merger by and among Cascade Microtech, Inc., Gryphics Acquisition Corporation and Gryphics, Inc., dated as of April 3, 2007. Incorporated by reference to Form 8-K dated March 30, 2007 as filed with the Securities and Exchange Commission on April 5, 2007.

10.1

Shareholders Agreement by and among Cascade Microtech, Inc. and each of the shareholders of Gryphics, Inc. dated as of April 3, 2007. Incorporated by reference to Form 8-K dated March 30, 2007 as filed with the Securities and Exchange Commission on April 5, 2007.

10.2

Executive Compensation Plan for the Six-Month Period Ending June 30, 2007. Incorporated by reference to Form 8-K dated March 30, 2007 as filed with the Securities and Exchange Commission on April 5, 2007.

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

Date: May 10, 2007	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)