Form 10-Q
period 2007-06-30
CASCADE MICROTECH INC
filed 2007-08-09
CIK 864559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock outstanding as of August 6, 2007 was 12,809,563.

CASCADE MICROTECH, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$3,495	$5,260
Short-term marketable securities	24,425	38,534
Accounts receivable, net of allowances of $191 and $153	20,336	17,642
Inventories, net	15,679	15,094
Prepaid expenses and other	1,842	2,055
Deferred income taxes	2,059	2,042
Total Current Assets	67,836	80,627

Long-term marketable securities	9,442	9,662
Fixed assets, net of accumulated depreciation of $14,266 and $13,385	12,504	6,818
Deferred income taxes	—	682
Goodwill	15,651	1,295
Purchased intangible assets, net	15,164	2,610
Other assets, net	2,281	2,092
Total Assets	$122,878	$103,786

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$6	$—
Accounts payable	5,432	6,013
Deferred revenue	808	1,184
Accrued liabilities	4,280	5,026
Total Current Liabilities	10,526	12,223

Capital leases, net of current portion	25	—
Deferred income taxes	3,858	—
Deferred revenue	460	199
Other long-term liabilities	1,922	1,171
Total Liabilities	16,791	13,593

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 12,760 and 11,717	128	117
Additional paid-in capital	77,766	63,144
Accumulated other comprehensive loss - unrealized holding losses on investments	(26)	(1)
Retained earnings	28,219	26,933
Total Shareholders’ Equity	106,087	90,193
Total Liabilities and Shareholders’ Equity	$122,878	$103,786

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$24,116	$19,598	$46,587	$39,297

Cost of sales	13,186	10,739	25,273	21,759
Stock-based compensation	127	113	249	225
Gross profit	10,803	8,746	21,065	17,313

Operating expenses:
Research and development (includes $89, $76, $168 and $153, respectively, of stock-based compensation)	3,120	2,150	5,759	4,148
Selling, general and administrative (includes $408, $258, $769 and $522, respectively, of stock-based compensation)	7,439	5,808	14,103	11,817
Amortization of purchased intangibles	555	—	661	—
	11,114	7,958	20,523	15,965

Income (loss) from operations	(311)	788	542	1,348

Other income (expense):
Interest income	366	405	821	767
Interest expense	—	—	(1)	—
Other, net	(65)	(10)	45	47
	301	395	865	814

Income (loss) before income taxes	(10)	1,183	1,407	2,162
Provision (benefit) for income taxes	(248)	387	121	710
Net income	$238	$796	$1,286	$1,452

Basic net income per share	$0.02	$0.07	$0.10	$0.13

Diluted net income per share	$0.02	$0.07	$0.10	$0.12

Shares used in per share calculations:
Basic	12,724	11,411	12,269	11,392
Diluted	13,038	11,897	12,625	11,841

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,286	$1,452
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisition:
Depreciation and amortization	1,784	902
Stock-based compensation, net	1,186	900
Gain on disposal of fixed assets	(3)	(6)
Deferred income taxes	(43)	(54)
Excess tax benefits related to stock option exercises	(237)	(99)
(Increase) decrease, net of acquisition, in:
Accounts receivable, net	(1,700)	(1,217)
Inventories, net	30	(1,556)
Prepaid expenses and other	381	953
Increase (decrease), net of acquisition, in:
Accounts payable	(977)	956
Deferred revenue	(115)	32
Accrued and other long-term liabilities	242	1,085
Net cash provided by operating activities	1,834	3,348

Cash flows from investing activities:
Purchase of marketable securities	(15,360)	(27,349)
Proceeds from sale of marketable securities	29,664	25,421
Purchase of fixed assets	(5,981)	(2,014)
Proceeds from disposal of fixed assets	4	7
Investment in patents and other assets	(392)	(363)
Cash paid for acquisition, net of cash acquired	(13,020)	—
Net cash used in investing activities	(5,085)	(4,298)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2)	(4)
Excess tax benefits related to stock option exercises	237	99
Proceeds from issuances of common stock	1,251	639
Net cash provided by financing activities	1,486	734

Decrease in cash and cash equivalents	(1,765)	(216)

Cash and cash equivalents:
Beginning of period	5,260	2,224
End of period	$3,495	$2,008

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$—
(Cash paid) refunds received for income taxes, net	729	(1,284)

Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$33	$—
Common stock issued in connection with Gryphics acquisition	11,959	—

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and requires the use of management estimates. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. During the first quarter of 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as described in Note 10 below. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Inventories consisted of the following (in thousands):

	June 30,	December 31
	2007	2006
Raw materials	$6,393	$6,205
Work-in-process	3,477	2,947
Finished goods	5,809	5,942
	$15,679	$15,094

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

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Shares used to calculate basic earnings per share	12,724	11,411	12,269	11,392
Dilutive effect of outstanding options and restricted stock units	314	486	356	449
Shares used to calculate diluted earnings per share	13,038	11,897	12,625	11,841

Stock options not considered as they would have been antidilutive	858	788	854	795

Note 4. Acquisition of Gryphics, Inc.

On April 3, 2007, we acquired Gryphics, Inc., a private company that designs, manufactures and markets a range of high performance socket products used for final production and evaluation testing of packaged semiconductor integrated circuits.  The results of operations from Gryphics, Inc. have been included in our PPD segment from the date of acquisition.

We acquired all of the outstanding capital stock of Gryphics for 842,753 shares of our common stock with a fair market value of approximately $12.0 million, based on the per share closing price of our common stock on the day the stock was transferred, and cash of $13.7 million, subject to a post-closing purchase price adjustment. The number of shares issued was determined based on a contractual formula. Approximately $1.3 million of the $13.7 million will be held in escrow for a one-year period to secure the indemnification obligation of the shareholders of Gryphics. In addition, we incurred $0.3 million of acquisition costs.

The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” The fair values of tangible and identifiable intangible assets acquired, including useful lives, were based upon a valuation as estimated by management with the assistance of an independent appraiser. The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

		Useful Life
Cash	$999	—
Accounts receivable	994	—
Inventories	614	—
Prepaid expenses and other	168	—
Property, plant and equipment	598	1 - 7 years
Trade name and trademarks	1,136	10 years
Non-compete agreements	156	2 years
Developed technology	8,242	8 years
Customer relationships	3,681	7 years
Goodwill	14,350	—
	30,938
Accounts payable	(396)
Deferred tax liabilities	(4,566)	—
	$25,976

Goodwill of $14.4 million was recorded as a result of consideration paid in excess of the fair value of the net tangible assets and liabilities acquired, which resulted from expected future revenues and the workforce acquired. The goodwill has been assigned to the PPD segment. Within one year from the purchase date, we may update the value allocated to the purchased assets and the resulting goodwill balance as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Goodwill will not be amortized, but will be periodically evaluated for potential impairment. None of the goodwill will be deductible for income tax purposes.

Pro forma results of operations, assuming the above acquisition occurred as of January 1, 2006, were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenues	$24,116	$22,500	$48,023	$43,159
Net income	238	1,143	888	1,320
Basic earnings per share	0.02	0.09	0.07	0.11
Diluted earnings per share	0.02	0.09	0.07	0.10

Pro forma historical results of operations are not necessarily indicative of actual future results of operations.

Note 5.  Comprehensive Income

Comprehensive income includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Unrealized holding gains (losses)	$(22)	$14	$(25)	$17

Total unrealized holding losses were $26,000 and $1,000, respectively, at June 30, 2007 and December 31, 2006.

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

	Six Months Ended June 30,
	2007	2006
Warranty accrual, beginning of period	$536	$488
Reductions for warranty charges	(319)	(223)
Additions to warranty reserve	232	313
Warranty accrual, end of period	$449	$578

Note 7. Goodwill and Purchased and Other Intangible Assets

The roll-forward of our goodwill was as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Balance, beginning of period	$1,295	$—
Acquisition of Gryphics, Inc.	14,350	—
Adjustments to goodwill	6	—
Balance, end of period	$15,651	$—

Adjustments to goodwill include additional acquisition costs related to our purchase of certain assets of the eVue product line in the fourth quarter of 2006.

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

	June 30,	December 31,
	2007	2006
Patents	$5,009	$4,641
Accumulated amortization	(3, 050)	(2,859)
	$1,959	$1,782

Purchased intangible assets, net included the following:

	June 30,	December 31,
	2007	2006
Developed technology	$8,242	$—
Accumulated amortization	(258)	—
	7,984	—

Purchased patents	961	961
Accumulated amortization	(90)	(30)
	871	931

Developed software technology	165	165
Accumulated amortization	(41)	(14)
	124	151

Customer relationships	5,218	1,537
Accumulated amortization	(296)	(61)
	4,922	1,476

Trade names and trademarks	1,136	—
	(28)	—
	1,108	—

Non-compete agreements	156	—
	(20)	—
	136	—

Customer backlog	77	77
Accumulated amortization	(58)	(25)
	19	52
Total purchased intangible assets, net	$15,164	$2,610

Amortization expense totaled $858,000 and $158,000, respectively, in the six-month periods ended June 30, 2007 and 2006. Of the amortization expense, $197,000 and $158,000, respectively, was included as a component of selling, general and administrative expense for the six-month periods ended June 30, 2007 and 2006.

Amortization of the identifiable intangible assets is as follows over the next five years and thereafter (in thousands):

	Internally			Developed
	Developed	Developed	Purchased	Software	Customer
	Patents	Technology	Patents	Technology	Relationships
Remainder of 2007	$354	$515	$60	$28	$373
2008	413	1,030	120	55	745
2009	395	1,030	120	41	745
2010	332	1,030	120	—	745
2011	295	1,030	120	—	745
Thereafter	170	3,349	331	—	1,569

	Trade names and trademarks	Non-compete agreements	Customer Backlog
Remainder of 2007	$57	$39	$19
2008	114	78	—
2009	114	19	—
2010	114	—	—
2011	114	—	—
Thereafter	595	—	—

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accrued compensation and benefits	$2,519	$2,261
Income taxes payable	258	1,072
Accrued warranty	449	536
Sales return reserve	444	473
Other	610	684
	$4,280	$5,026

Note 9. Significant Customer and Segment Reporting

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Beginning in the first quarter of 2007, our Chief Operating Decision Maker began to monitor the revenue streams and the gross profit of the Engineering Products Division (“EPD”) and the Production Products Division (“PPD”), as opposed to revenue information only, which was previously provided.

As such, the following table summarizes revenue and gross profit for each segment. The results of Gryphics, Inc. (see Note 4) have been included in PPD from the acquisition date of April 3, 2007. Prior period information has been reclassified to match the current period presentation. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

	EPD	PPD	Total
Three Months Ended June 30, 2007
Revenue	$19,059	$5,057	$24,116
Gross Profit	$8,421	$2,382	$10,803
Gross Margin	44.2%	47.1%	44.8%

Three Months Ended June 30, 2006
Revenue	$15,967	$3,631	$19,598
Gross Profit	$7,145	$1,601	$8,746
Gross Margin	44.7%	44.1%	44.6%

	EPD	PPD	Total
Six Months Ended June 30, 2007
Revenue	$37,468	$9,119	$46,587
Gross Profit	$17,154	$3,911	$21,065
Gross Margin	45.8%	42.9%	45.2%

Six Months Ended June 30, 2006
Revenue	$32,257	$7,040	$39,297
Gross Profit	$14,680	$2,633	$17,313
Gross Margin	45.5%	37.4%	44.1%

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

One customer accounted for 12.0% of our total revenue in the three-month period ended June 30, 2007. Also, one different customer accounted for 12.0% and 10.8%, respectively, of our total revenue in the three and six-month periods ended June 30, 2006. No other customer accounted for 10% or more of our total revenue in the three and six-month periods ended June 30, 2007 or 2006.

Note 10. Adoption of Interpretation No. 48

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

We adopted the provisions of Interpretation No. 48 on January 1, 2007. In accordance with paragraph 19, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements. Upon adoption, we analyzed our tax positions to determine if there were any that were “more-likely-than-not” to be sustained as of the adoption date. Based on this analysis, we determined that no adjustment was required upon adoption of Interpretation No. 48.

At the date of adoption, we had unrecognized tax benefits of $0.7 million, of which $0.4 million would have an impact on the effective tax rate, and interest and penalties accrued on unrecognized tax benefits were $49,000.

During the three and six-month periods ended June 30, 2007, unrecognized tax benefits increased by $0.1 million to $0.8 million as of June 30, 2007. Of the $0.8 million, $0.6 million would have an impact on the effective tax rate. Interest and penalties accrued on the unrecognized tax benefits totaled $0.1 million at June 30, 2007. Although we cannot be certain of the final outcome of any ongoing tax examinations, we believe it is reasonably possible that the total amount of unrecognized benefits will decrease in the range of $0.1 million to $0.3 million within the next 12 months. There were no decreases in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation during the three or six-month periods ended June 30, 2007.

The tax years which remain open to examination in our major taxing jurisdictions were as follows:

Jurisdiction	Open Tax Years
U.S.	2003 - 2006
Japan	2000 - 2006
United Kingdom	2004 - 2006

Note 11. Subsequent Events

In July 2007, we terminated our distribution agreement and acquired certain assets and operations from our German distributor, Synatron Gmbh, for an amount of $2 million in cash. We have established a new subsidiary, Cascade Microtech, Gmbh and commenced operations as a direct sales and support office in Munich, Germany.

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

•                  Intense competition in the semiconductor wafer probing and test socket businesses may reduce demand for our products and reduce our sales.

•                  We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers are unable to provide us with these materials, components or subassemblies in adequate quantities and on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

•                  We depend upon the sale of our engineering probe stations for a significant portion of our revenue, and a decline in demand for our engineering probe stations would have a more significant impact on our revenue than a downturn in demand for our analytical probes, production probe cards or test sockets.

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

Overview

We design, develop and manufacture advanced wafer probing and test socket solutions for the electrical measurement of high performance chips. We design, manufacture and assemble our products in Beaverton, Oregon and Plymouth, Minnesota, with global sales, service and support centers in North America, Europe, Japan, Taiwan, China and Singapore. We were incorporated and introduced our first commercial products in 1984.

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

Our engineering probe stations, analytical probes and probing accessories are sold through our Engineering Products Division (“EPD”). Our production probe cards and test sockets are sold through our Production Products Division (“PPD”). To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years. Our production products revenue, however, increased as a percentage of total revenues in the first six months of 2007, due in part to the acquisition of Gryphics, Inc. in April 2007, compared to the first six months of 2006 and in all of 2006 compared to 2005 and we expect that trend to continue in the remainder of 2007 and beyond.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future. 300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 49.2% and 40.4% of our total EPD revenue in the first six months of 2007 and 2006, respectively.

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

We sell our products both directly through our own sales force and indirectly through a combination of manufacturers’ representatives and distributors. In North America and Asia, excluding Japan, Taiwan, Singapore, Malaysia and portions of China, we sell most of our products through manufacturers’ representatives. We sell certain products in these regions directly. In Japan, Taiwan, Singapore, Malaysia and China, we sell through Cascade Microtech Japan, K.K., Cascade Microtech Taiwan, Cascade Microtech Singapore and Cascade Microtech China, our direct sales and service subsidiary and branch offices, respectively. In Europe, we sell primarily through distributors and manufacturers’ representatives, except in the U.K., where we sell through our direct sales subsidiary, Cascade Microtech Europe, Ltd. We also sell certain products directly in Germany, Austria, Switzerland, China and Taiwan. In the rest of the world, we typically sell through manufacturers’ representatives or distributors. Our distributors normally place orders with us once they have received an order from an end-user customer, and therefore, the total amount of inventory held by our distributors at any given date is not material.

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

With the exception of the adoption of Interpretation No. 48 as described in Note 10 of Notes to Condensed Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and stock-based compensation	55.2	55.4	54.8	55.9
Gross profit	44.8	44.6	45.2	44.1
Operating expenses:
Research and development	12.9	11.0	12.4	10.6
Selling, general and administrative	30.8	29.6	30.3	30.1
Amortization of purchased intangibles	2.3	—	1.4	—
Total operating expenses	46.1	40.6	44.1	40.6
Income (loss) from operations	(1.3)	4.0	1.2	3.4
Other income, net	1.2	2.0	1.9	2.1
Income before income taxes	—	6.0	3.0	5.5
Provision (benefit) for income taxes	(1.0)	2.0	0.3	1.8
Net income	1.0%	4.1%	2.8%	3.7%

(1)  Percentages may not add due to rounding.

The following table summarizes revenue and gross profit for each of our segments. Prior period information has been reclassified to match the current period presentation (dollars in thousands):

	EPD	PPD	Total
Three Months Ended June 30, 2007
Revenue	$19,059	$5,057	$24,116
Gross Profit	$8,421	$2,382	$10,803
Gross Margin	44.2%	47.1%	44.8%

Three Months Ended June 30, 2006
Revenue	$15,967	$3,631	$19,598
Gross Profit	$7,145	$1,601	$8,746
Gross Margin	44.7%	44.1%	44.6%

	EPD	PPD	Total
Six Months Ended June 30, 2007
Revenue	$37,468	$9,119	$46,587
Gross Profit	$17,154	$3,911	$21,065
Gross Margin	45.8%	42.9%	45.2%

Six Months Ended June 30, 2006
Revenue	$32,257	$7,040	$39,297
Gross Profit	$14,680	$2,633	$17,313
Gross Margin	45.5%	37.4%	44.1%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand alone divisional information. See Note 9 of Notes to Condensed Consolidated Financial Statements above for additional information.

Revenue increased $4.5 million, or 23.1%, to $24.1 million in the three-month period ended June 30, 2007 compared to $19.6 million in the same period of 2006 and increased $7.3 million, or 18.6%, to $46.6 million in the six-month period ended June 30, 2007 compared to $39.3 million in the same period of 2006.

Revenue in EPD increased $3.1 million, or 19.4%, to $19.1 million in the three-month period ended June 30, 2007 compared to $16.0 million in the same period of 2006 and increased $5.2 million, or 16.2%, to $37.5 million in the six-month period ended June 30, 2007 compared to $32.3 million in the same period of 2006.

Certain financial information which contributed to the EPD revenue results was as follows:

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006	Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Percentage increase in unit sales	2.6%	9.7%
Percentage increase in average order total	20.7%	16.7%

Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The increases in unit sales in both the three and six month periods ended June 30, 2007 compared to the same periods of 2006 were due to increases in unit sales of our 300mm systems being partially offset by decreases in unit sales of our non-300mm systems. The increases in the 300mm systems were due to increased customer demand. As more customers transition to our 300mm systems, sales of non-300mm systems typically decline as a percentage of total system sales.

The increases in average order total in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 were attributable to increased unit sales of our 300mm systems, which have a higher average sales price than our non-300mm systems, as well as increases in the number of accessories purchased with systems.

Other EPD revenue increased 8.9% in the three-month period ended June 30, 2007 compared to the same period of 2006 and decreased 5.1% in the six-month period ended June 30, 2007 compared to the same period of 2006. Other EPD revenue consists primarily of stand-alone analytical probe revenue, service revenue and distribution revenue.

Revenue in PPD increased $1.5 million, or 39.3%, to $5.1 million in the three-month period ended June 30, 2007 compared to $3.6 million in the same period of 2006 and increased $2.1 million, or 29.5%, to $9.1 million in the six-month period ended June 30, 2007 compared to $7.0 million in the same period of 2006. These increases were due to the addition of Gryphics, Inc. revenues during the second quarter of 2007 and increases in the number of production probe cards that we sold.

During the last several quarters, we have been adding probe card capabilities in the form of headcount and equipment. Although we expect to add additional equipment during the next few quarters, we do not anticipate further headcount additions. We have recently expanded our clean room space and increased our manufacturing capacity. When new equipment installations are complete in 2008, we expect to have manufacturing capacity of approximately $60 million annually, compared to our current capacity of approximately $40 million annually.

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

Cost of sales, including stock-based compensation expense, increased $2.4 million, or 22.7%, to $13.3 million in the three-month period ended June 30, 2007 compared to $10.9 million in the same period of 2006 and increased $3.5 million, or 16.1%, to $25.5 million in the six-month period ended June 30, 2007 compared to $22.0 million in the same period of 2006.

These increases were primarily due to the following:

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006	Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Increased direct costs, such as raw materials, resulting from higher revenue and changes in product mix	$2,107,000	$2,751,000
Increase in salaries and related costs in EPD labor due to higher production activities and wage increases	222,000	386,000
Increase in supplies due to higher production volumes	173,000	279,000
Increase (decrease) in salaries and related costs in PPD resulting from changes in headcount and other labor	(41,000)	771,000
Decrease due to increased allocation of costs to research and development expense due to increased research and development fab runs	(238,000)	(553,000)
Other increases	238,000	(96,000)
	$2,461,000	$3,538,000

Gross profit increased $2.1 million, or 23.5%, to $10.8 million in the three-month period ended June 30, 2007 compared to $8.7 million in the same period of 2006 and increased $3.8 million, or 21.7%, to $21.1 million in the six-month period ended June 30, 2007 compared to $17.3 million in the same period of 2006. These increases were primarily attributable to the increased sales discussed above, as well as increases in our overall gross margin. Our gross margin increased to 44.8% in the three-month period ended June 30, 2007 compared to 44.6% in the same period of 2006 and increased to 45.2% in the six-month period ended June 30, 2007 compared to 44.1% in the same period of 2006. The gross margin improvements were primarily within PPD. The increases within PPD resulted primarily from the inclusion of gross margin from Gryphics, Inc. product sales during the second quarter of 2007, as well as increased fab run allocations to research and development expense. The increase in the number of research and development fab runs resulted in an increase in research and development expenses and a decrease in cost of sales. The decrease in gross margin in EPD in the three-month period ended June 30, 2007 compared to the same period of 2006 was primarily due to the mix of product sales and some price discounts.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses increased $1.0 million, or 45.1%, to $3.1 million in the three-month period ended June 30, 2007 compared to $2.1 million in the same period of 2006 and increased $1.7 million, or 38.8%, to $5.8 million in the six-month period ended June 30, 2007 compared to $4.1 million in the same period of 2006. The increases were primarily due to the following:

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006	Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Increase in salaries and benefits primarily due to increases in headcount	$300,000	$682,000
Increase related to the increasing number of research and development fab runs	238,000	553,000
Increases in other costs, including supplies	432,000	376,000
	$970,000	$1,611,000

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

SG&A expense increased $1.6 million, or 28.1%, to $7.4 million in the three-month period ended June 30, 2007 compared to $5.8 million in the same period of 2006 and increased $2.3 million, or 19.3%, to $14.1 million in the six-month period ended June 30, 2007 compared to $11.8 million in the same period of 2006.

The increases were primarily due to the following:

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006	Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Increase in costs related to our China and Taiwan sales offices, which opened in the second quarter of 2006	$305,000	$418,000
Increase in salaries and related expenses due to increased headcount	416,000	924,000
Increase in IT services, labor and software due to international expansion demands	71,000	203,000
Increase in accounting fees for public company compliance	142,000	28,000
Increased stock-based compensation due to increased headcount and annual awards	162,000	261,000
Increase related to recruiting costs for Chief Operating Officer and German sales manager	88,000	88,000
Decrease related to decreased legal costs as a result of patent protection law suits filed in the first quarter of 2006 and generally lower activity in the 2007 periods	(170,000)	(334,000)
Other	617,000	698,000
	$1,631,000	$2,286,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisition of certain assets of the eVue product line in the fourth quarter of 2006 and to our acquisition of Gryphics, Inc. in the second quarter of 2007.  Purchased intangibles totaled $15.2 million at June 30, 2007 and current amortization is approximately $560,000 per quarter.

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $366,000 and $821,000, respectively, in the three and six-month periods ended June 30, 2007 compared to $405,000 and $767,000, respectively, in the same periods of 2006. The decrease in the three-month period ended June 30, 2007 compared to the same period of 2006 was due to the use of $13.0 million, net of cash acquired, for the purchase of Gryphics, Inc. in April 2007. This decrease was offset by higher interest rates in the 2007 periods compared to the 2006 periods.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Foreign currency remeasurement gain (loss)	$(27)	$49	$(12)	$(9)
Foreign currency transaction gain	(24)	(58)	68	51
Other	(14)	(1)	(11)	5
	$(65)	$(10)	$45	$47

Income Taxes

Our provision for income taxes totaled $0.1 million, or 8.6%, of income before income taxes, and $0.7 million, or 32.8%, of income before income taxes, in the first six months of 2007 and 2006, respectively.  The effective tax rate is reflective of the rate we expect to achieve for the full year. The effective tax rate in the first six months of 2007 included a benefit for research and experimentation tax credits, which were reinstated in December 2006. The effective tax rate in the first six months of 2006 did not include any benefit for research and experimentation tax credits since legislation related to such credits was expired during that period.

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

At June 30, 2007, we had a net deferred tax liability on our balance sheet totaling $1.8 million, primarily related to deferred tax liabilities assumed with the Gryphics, Inc. acquisition.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $37.4 million at June 30, 2007, as well as from cash expected to be generated from operations. In April 2007, we used $13.0 million of cash, net of cash acquired, for the acquisition of Gryphics, Inc. as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements above.

Net cash provided by operating activities in the first six months of 2007 was $1.8 million and consisted of net income of $1.3 million, depreciation, amortization and stock-based compensation of $3.0 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased $2.7 million to $20.3 million at June 30, 2007 compared to $17.6 million at December 31, 2006, due primarily to an increase in our days sales outstanding, an increase in revenue in the second quarter of 2007 compared to the fourth quarter of 2006 and the assumption of accounts receivable with the acquisition of Gryphics, Inc. in April 2007. In addition, a greater percentage of our revenue was in the last month of the second quarter of 2007 as compared to the last month of the fourth quarter of 2006. Our days sales outstanding was approximately 78 days at June 30, 2007 compared to 71 days at December 31, 2006.

Inventories increased $0.6 million to $15.7 million at June 30, 2007 compared to $15.1 million at December 31, 2006, primarily due to the acquisition of inventory with the Gryphics, Inc. acquisition. We believe that our inventory levels at June 30, 2007 are adequate given our revenue projections for the third quarter of 2007.

Deferred income taxes were a net liability of $1.8 million at June 30, 2007 compared to a net asset of $2.7 million at December 31, 2006.  The change in deferred income taxes was due to deferred tax liabilities assumed with the Gryphics, Inc. acquisition.

Net cash used in investing activities of $5.1 million in the first six months of 2007 resulted from $6.0 million used for the purchase of fixed assets and $13.0 million, net of cash acquired, used for the acquisition of Gryphics, Inc.  These uses were offset by a net maturity and sale of marketable securities of $14.3 million. Purchases of fixed assets primarily were for our PPD capacity expansion project. We anticipate spending approximately $4.0 million in the remainder of 2007 for fixed assets, primarily for PPD capacity expansion.

Net cash provided by financing activities of $1.5 million in the first six months of 2007 resulted primarily from $1.3 million of proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan and $0.2 million of tax benefits related to stock option exercises.

New Accounting Pronouncements

There were no changes in the first six months of 2007 to the new accounting pronouncements disclosed in our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2007.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

Other than as described below, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We acquired Gryphics, Inc. on April 3, 2007.  In connection with this acquisition, we are reviewing our internal control over financial reporting and implementing new processes and procedures to integrate the activities associated with accounting for Gryphics, Inc.

We excluded Gryphics, Inc. from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004.  In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.6 million. As of June 30, 2007, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $13.0 million, net of cash acquired, for our acquisition of Gryphics, Inc. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on May 18, 2007, at which the following actions were taken:

1.               The shareholders elected the two nominees for director to the Board of Directors. The two Class III directors elected, along with the voting results, were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
George P. O’Leary	9,972,316	245,963
Eric W. Strid	9,975,000	243,279

2.               The shareholders approved the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
10,126,603	91,076	600	—

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

2.1

Agreement and Plan of Merger by and among Cascade Microtech, Inc., Gryphics Acquisition Corporation and Gryphics, Inc., dated as of April 3, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007).

10.1

Shareholder Agreement by and among Cascade Microtech, Inc. and each of the shareholders of Gryphics, Inc. dated as of April 3, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007).

10.2	Executive Compensation Plan for the Six-Month Period Ending June 30, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2007).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)