Form 10-Q
period 2007-09-30
CASCADE MICROTECH INC
filed 2007-11-09
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of common stock outstanding as of November 8, 2007 was 12,841,244.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	September 30, 2007	December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$2,780	$5,260
Short-term marketable securities	29,428	38,534
Accounts receivable, net of allowances of $193 and $153	18,494	17,642
Inventories, net	17,316	15,094
Prepaid expenses and other	2,514	2,055
Deferred income taxes	2,236	2,042
Total Current Assets	72,768	80,627

Long-term marketable securities	3,598	9,662
Fixed assets, net of accumulated depreciation of $14,122 and $13,385	14,365	6,818
Deferred income taxes	—	682
Goodwill	16,225	1,295
Purchased intangible assets, net	15,690	2,610
Other assets, net	2,504	2,092
Total Assets	$125,150	$103,786

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$6	$—
Accounts payable	6,647	6,013
Deferred revenue	531	1,184
Accrued liabilities	4,529	5,026
Total Current Liabilities	11,713	12,223

Capital leases, net of current portion	24	—
Deferred income taxes	3,839	—
Deferred revenue	589	199
Other long-term liabilities	1,977	1,171
Total Liabilities	18,142	13,593

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 12,831 and 11,717	128	117
Additional paid-in capital	78,858	63,144
Accumulated other comprehensive loss - unrealized holding gains (losses) on investments	19	(1)
Retained earnings	28,003	26,933
Total Shareholders’ Equity	107,008	90,193
Total Liabilities and Shareholders’ Equity	$125,150	$103,786

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$21,343	$22,950	$67,930	$62,247

Cost of sales	11,355	12,929	36,628	34,688
Stock-based compensation	100	107	349	332
Gross profit	9,888	9,914	30,953	27,227

Operating expenses:
Research and development (includes $86, $77, $254 and $230, respectively, of stock-based compensation)	2,723	2,231	8,482	6,379
Selling, general and administrative (includes $385, $332, $1,154 and $854, respectively, of stock-based compensation)	6,748	6,222	20,851	18,039
Amortization of purchased intangibles	667	—	1,328	—
	10,138	8,453	30,661	24,418

Income (loss) from operations	(250)	1,461	292	2,809

Other income (expense):
Interest income	330	428	1,151	1,195
Interest expense	—	—	(1)	—
Other, net	(101)	272	(56)	319
	229	700	1,094	1,514

Income (loss) before income taxes	(21)	2,161	1,386	4,323
Provision for income taxes	195	929	316	1,639
Net income (loss)	$(216)	$1,232	$1,070	$2,684

Basic net income (loss) per share	$(0.02)	$0.11	$0.09	$0.24

Diluted net income (loss) per share	$(0.02)	$0.10	$0.08	$0.23

Shares used in per share calculations:
Basic	12,799	11,475	12,447	11,420
Diluted	12,799	11,930	12,755	11,845

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,070	$2,684
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	3,205	1,404
Stock-based compensation, net	1,757	1,416
Loss (gain) on disposal of fixed assets	104	(6)
Deferred income taxes	(239)	(140)
Excess tax benefits related to stock option exercises	(218)	(407)
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	142	(2,547)
Inventories, net	(1,607)	(3,051)
Prepaid expenses and other	(272)	1,099
Increase (decrease), net of acquisitions, in:
Accounts payable	238	1,792
Deferred revenue	(263)	52
Accrued and other long-term liabilities	527	2,456
Net cash provided by operating activities	4,444	4,752

Cash flows from investing activities:
Purchase of marketable securities	(18,536)	(41,060)
Proceeds from sale of marketable securities	33,726	38,702
Purchase of fixed assets	(8,568)	(3,065)
Proceeds from disposal of fixed assets	4	7
Investment in patents and other assets	(735)	(634)
Cash paid for acquisitions, net of cash acquired	(14,821)	—
Net cash used in investing activities	(8,930)	(6,050)

Cash flows from financing activities:
Principal payments on capital lease obligations	(3)	(7)
Excess tax benefits related to stock option exercises	218	407
Proceeds from issuances of common stock	1,791	1,480
Net cash provided by financing activities	2,006	1,880

Increase (decrease) in cash and cash equivalents	(2,480)	582

Cash and cash equivalents:
Beginning of period	5,260	2,224
End of period	$2,780	$2,806

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$—
Cash paid for income taxes, net	1,054	80

Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$33	$—
Common stock issued in connection with Gryphics acquisition	11,959	—
Unrealized gain (loss) on investment activities	20	83

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

Inventories consisted of the following (in thousands):

	September 30,	December 31
	2007	2006
Raw materials	$8,475	$6,205
Work-in-process	2,737	2,947
Finished goods	6,104	5,942
	$17,316	$15,094

Note 3. Earnings Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates, to the extent they are dilutive, the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Shares used to calculate basic earnings per share	12,799	11,475	12,447	11,420
Dilutive effect of outstanding stock options	—	455	308	425
Shares used to calculate diluted earnings per share	12,799	11,930	12,755	11,845

Shares issuable pursuant to stock options not considered as they would have been antidilutive	1,526	723	834	812

Note 4. Acquisitions

Gryphics, Inc.

On April 3, 2007, we acquired Gryphics, Inc., a private company that designs, manufactures and markets a range of high performance socket products used for final production and evaluation testing of packaged semiconductor integrated circuits.  The results of operations from Gryphics, Inc. have been included in our PPD segment from the date of acquisition.

We acquired all of the outstanding capital stock of Gryphics for 842,753 shares of our common stock with a fair market value of approximately $12.0 million, based on the per share closing price of our common stock on the day the stock was transferred, and cash of $13.7 million, subject to a post-closing purchase price adjustment. The number of shares issued was determined based on a contractual formula. Approximately $1.3 million of the $13.7 million is being held in escrow for a one-year period to secure the indemnification obligation of the shareholders of Gryphics. In addition, we incurred $0.3 million of acquisition costs.

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

		Useful Life
Cash	$999	—
Accounts receivable	994	—
Inventories	614	—
Prepaid expenses and other	168	—
Property, plant and equipment	598	1 - 7 years
Trade name and trademarks	1,136	10 years
Non-compete agreements	156	2 years
Developed technology	8,242	8 years
Customer relationships	3,681	7 years
Goodwill	14,350	—
	30,938
Accounts payable	(396)	—
Deferred tax liabilities	(4,566)	—
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

Pro forma results of operations, assuming the above acquisition occurred as of January 1, 2006, were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues	$21,343	$25,058	$69,367	$68,217
Net income (loss)	(216)	1,139	672	3,095
Basic earnings (loss) per share	(0.02)	0.09	0.05	0.25
Diluted earnings (loss)per share	(0.02)	0.09	0.05	0.24

Pro forma historical results of operations are not necessarily indicative of actual future results of operations.

Synatron GmbH

In July 2007, we terminated our distribution agreement and acquired certain assets and operations from our German distributor, Synatron GmbH, for an amount of $1.8 million in cash plus nominal acquisition costs. An additional $0.2 million was placed in escrow and will be paid for the purchase of Synatron in July 2008, subject to meeting certain milestones pursuant to the agreement. The contingent purchase price will be recorded when paid. We have established a new subsidiary, Cascade Microtech, GmbH, which commenced operations as a direct sales and support office in Munich, Germany.

The acquisition was accounted for using the purchase method of accounting and the purchase price was allocated as follows:

		Useful Life
Customer relationship	$928	5 years
Customer backlog	265	Less than 1 year
Goodwill	574	—
Equipment	15	1 to 5 years
Acquisition costs	19	—
	$1,801

The fair values of tangible and identifiable intangible assets acquired, including useful lives, were based upon a valuation as estimated by management with the assistance of an independent appraiser. The goodwill of $574,000 was recorded as a result of the consideration paid in excess of the fair value of the net assets acquired, which resulted from expected future revenues. The goodwill has been assigned to the EPD segment. Goodwill will not be amortized, but will be periodically evaluated for potential impairment. The goodwill is expected to be deductible for income tax purposes.

Pro forma results of operations have not been included as the acquisition would not be material to the operating results.

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unrealized holding gains	$45	$66	$20	$83

Total unrealized holding gains (losses) were $19,000 and $(1,000), respectively, at September 30, 2007 and December 31, 2006.

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

Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Warranty accrual, beginning of period	$536	$488
Reductions for warranty charges	(494)	(348)
Additions to warranty reserve	434	463
Warranty accrual, end of period	$476	$603

Note 7. Goodwill and Purchased and Other Intangible Assets

The roll-forward of our goodwill was as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Balance, beginning of period	$1,295	$—
Acquisition of Gryphics, Inc.	14,350	—
Acquisition of Synatron	574	—
Adjustments to goodwill	6	—
Balance, end of period	$16,225	$—

Adjustments to goodwill include additional acquisition costs related to our acquisition of eVue in the fourth quarter of 2006.

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

	September 30,	December 31,
	2007	2006
Patents	$5,328	$4,641
Accumulated amortization	(3,177)	(2,859)
	$2,151	$1,782

Purchased intangible assets, net included the following:

	September 30,	December 31,
	2007	2006
Developed technology	$8,242	$—
Accumulated amortization	(515)	—
	7,727	—

Purchased patents	961	961
Accumulated amortization	(120)	(30)
	841	931

Developed software technology	165	165
Accumulated amortization	(55)	(14)
	110	151

Customer relationships	6,146	1,537
Accumulated amortization	(529)	(61)
	5,617	1,476

Trade names and trademarks	1,136	—
Accumulated amortization	(57)	—
	1,079	—

Non-compete agreements	156	—
Accumulated amortization	(39)	—
	117	—

Customer backlog	342	77
Accumulated amortization	(143)	(25)
	199	52
Total purchased intangible assets, net	$15,690	$2,610

Amortization expense totaled $1.7 million and $247,000, respectively, in the nine-month periods ended September 30, 2007 and 2006. Of the amortization expense, $318,000 and $247,000, respectively, was included as a component of selling, general and administrative expense for the nine-month periods ended September 30, 2007 and 2006.

Amortization of the identifiable intangible assets is as follows over the next five years and thereafter (in thousands):

	Internally Developed Patents	Developed Technology	Purchased Patents	Developed Software Technology	Customer Relationships
Remainder of 2007	$99	$258	$30	$14	$233
2008	333	1,030	120	55	931
2009	275	1,030	120	41	931
2010	206	1,030	120	—	931
2011	155	1,030	120	—	931
Thereafter	1,083	3,349	331	—	1,660

	Trade names and trademarks	Non-compete agreements	Customer Backlog
Remainder of 2007	$28	$20	$66
2008	114	78	133
2009	114	19	—
2010	114	—	—
2011	114	—	—
Thereafter	595	—	—

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accrued compensation and benefits	$2,536	$2,261
Income taxes payable	185	1,072
Accrued warranty	476	536
Sales return reserve	596	473
Other	736	684
	$4,529	$5,026

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

As such, the following table summarizes revenue and gross profit for each segment. The results of Gryphics, Inc. have been included in PPD from the acquisition date of April 3, 2007. The results of the Synatron GmbH acquisition have been included in EPD from the acquisition date of July 3, 2007. See Note 4 for additional information regarding our acquisitions. Prior period information has been reclassified to match the current period presentation. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

	EPD	PPD	Total
Three Months Ended September 30, 2007
Revenue	$15,719	$5,624	$21,343
Gross Profit	$6,890	$2,998	$9,888
Gross Margin	43.8%	53.3%	46.3%

Three Months Ended September 30, 2006
Revenue	$18,116	$4,834	$22,950
Gross Profit	$8,447	$1,467	$9,914
Gross Margin	46.6%	30.3%	43.2%

	EPD	PPD	Total
Nine Months Ended September 30, 2007
Revenue	$53,187	$14,743	$67,930
Gross Profit	$24,044	$6,909	$30,953
Gross Margin	45.2%	46.9%	45.6%

Nine Months Ended September 30, 2006
Revenue	$50,373	$11,874	$62,247
Gross Profit	$23,127	$4,100	$27,227
Gross Margin	45.9%	34.5%	43.7%

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

No customer accounted for 10% or greater of our total revenue in the three-month or nine-month period ended September 30, 2007. One customer accounted for 10% of our total revenue in the nine-month period ended September 30, 2006. No other customer accounted for 10% or more of our total revenue in the three or nine-month periods ended September 30, 2007 or 2006.

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

During the three and nine-month periods ended September 30, 2007, unrecognized tax benefits increased by $0.4 million and $0.5 million, respectively, and totaled $1.2 million as of September 30, 2007. Of the $1.2 million, $0.9 million would have an impact on the effective tax rate. Interest and penalties accrued on the unrecognized tax benefits totaled $0.2 million at September 30, 2007. Although we cannot be certain of the final outcome of any ongoing tax examinations, we believe it is reasonably possible that the total amount of unrecognized benefits will decrease in the range of $0.6 million to $0.8 million within the next 12 months. There were no changes in prior unrecognized tax benefits resulting from settlements with taxing authorities or the lapse of applicable statutes of limitation during the three or nine-month periods ended September 30, 2007.

The tax years which remain open to examination in our major taxing jurisdictions were as follows:

Jurisdiction	Open Tax Years
U.S.	2004 - 2006
Japan	2000 - 2006
United Kingdom	2004 - 2006

Note 11. New Accounting Pronouncements

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangement entered into in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material effect on our financial position or results of operations.

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

Our engineering probe stations, analytical probes and probing accessories are sold through our Engineering Products Division (“EPD”). Our production probe cards and test sockets are sold through our Production Products Division (“PPD”). To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years. Our production products revenue, however, increased as a percentage of total revenues in the first nine months of 2007, due to the acquisition of Gryphics, Inc. in April 2007, compared to the first nine months of 2006.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future. 300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 43.3% and 37.0% of our total EPD revenue in the first nine months of 2007 and 2006, respectively.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in 2007 and 2006 generated outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

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

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, inventory, bad debts, investments, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

With the exception of the adoption of Interpretation No. 48 as described in Note 10 of Notes to Condensed Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and stock-based compensation	53.7	56.8	54.4	56.3
Gross profit	46.3	43.2	45.6	43.7
Operating expenses:
Research and development	12.8	9.7	12.5	10.2
Selling, general and administrative	31.6	27.1	30.7	29.0
Amortization of purchased intangibles	3.1	—	2.0	—
Total operating expenses	47.5	36.8	45.1	39.2
Income (loss) from operations	(1.2)	6.4	0.4	4.5
Other income, net	1.1	3.1	1.6	2.4
Income (loss) before income taxes	(0.1)	9.4	2.0	6.9
Provision for (benefit from) income taxes	0.9	4.0	0.5	2.6
Net income (loss)	(1.0)%	5.4%	1.6%	4.3%

(1)  Percentages may not add due to rounding.

The following table summarizes revenue and gross profit for each of our segments. Prior period information has been reclassified to match the current period presentation (dollars in thousands):

	EPD	PPD	Total
Three Months Ended September 30, 2007
Revenue	$15,719	$5,624	$21,343
Gross Profit	$6,890	$2,998	$9,888
Gross Margin	43.8%	53.3%	46.3%

Three Months Ended September 30, 2006
Revenue	$18,116	$4,834	$22,950
Gross Profit	$8,447	$1,467	$9,914
Gross Margin	46.6%	30.3%	43.2%

	EPD	PPD	Total
Nine Months Ended September 30, 2007
Revenue	$53,187	$14,743	$67,930
Gross Profit	$24,044	$6,909	$30,953
Gross Margin	45.2%	46.9%	45.6%

Nine Months Ended September 30, 2006
Revenue	$50,373	$11,874	$62,247
Gross Profit	$23,127	$4,100	$27,227
Gross Margin	45.9%	34.5%	43.7%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand alone divisional information. See Note 9 of Notes to Condensed Consolidated Financial Statements above for additional information.

Revenue decreased $1.7 million, or 7.0%, to $21.3 million in the three-month period ended September 30, 2007 compared to $23.0 million in the three-month period ended September 30, 2006 and increased $5.7 million, or 9.1%, to $67.9 million in the nine-month period ended September 30, 2007 compared to $62.2 million in the nine-month period ended September 30, 2006. The decrease in the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 was primarily due to lower EPD revenue as described below.

EPD revenue decreased $2.4 million, or 13.2%, to $15.7 million in the three-month period ended September 30, 2007 compared to $18.1 million in the three-month period ended September 30, 2006 and increased $2.8 million, or 5.6%, to $53.2 million in the nine-month period ended September 30, 2007 compared to $50.4 million in the nine-month period ended September 30, 2006.

Certain financial information which contributed to the EPD revenue results was as follows:

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Percentage increase (decrease) in unit sales	(13.8)%	0.8%
Percentage increase (decrease) in average order total	(7.1)%	9.6%

Average order total includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The decrease in unit sales in the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 was primarily due to some order delays and orders being pushed out into future quarters. We did not experience order cancellations in the third quarter of 2007 or in the first part of the fourth quarter of 2007 through the date of this report.

For the nine-month period ended September 30, 2007 compared to the same period of 2006, increases in unit sales of our 300mm systems were offset by decreases in unit sales of our non-300mm systems. The increase in the 300mm systems was due to increased customer demand. As more customers transition to our 300mm systems, sales of non-300mm systems typically decline as a percentage of total system sales.

The decrease in the average order total in the three-month period ended September 30, 2007 compared to the same period of 2006 was due primarily to product mix changes with a higher percentage of units sold being non-300mm systems.

For the nine-month period ended September 30, 2007 compared to the same period of 2006, increases in average order total were attributable to increased unit sales of our 300mm systems, which have a higher average sales price than our non-300mm systems.

Other EPD revenue was flat in the three-month period ended September 30, 2007 compared to the same period of 2006 and decreased 3.4% in the nine-month period ended September 30, 2007 compared to the same period of 2006. The decrease in the nine-month period ended September 30, 2007 compared to the same period of 2006 was primarily due to lower stand-alone analytical probe revenue.

PPD revenue increased $0.8 million, or 16.3%, to $5.6 million in the three-month period ended September 30, 2007 compared to $4.8 million in the three-month period ended September 30, 2006 and increased $2.8 million, or 24.2%, to $14.7 million in the nine-month period ended September 30, 2007 compared to $11.9 million in the nine-month period ended September 30, 2006. These increases were due to the addition of Gryphics, Inc. revenues during the second quarter of 2007.

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

Cost of sales, including stock-based compensation expense, decreased $1.5 million, or 12.1%, to $11.5 million in the three-month period ended September 30, 2007 compared to $13.0 million in the three-month period ended September 30, 2006 and increased $2.0 million, or 5.6%, to $37.0 million in the nine-month period ended September 30, 2007 compared to $35.0 million in the nine-month period ended September 30, 2006.

These increase (decrease) was primarily due to the following:

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Increased (decreased) direct costs, such as raw materials, resulting from changes in revenue and product mix	$(1,087,400)	$1,391,000
Increase in salaries and related costs in EPD labor due to higher production activities and wage increases	92,000	676,600
Increase in supplies due to higher production volumes	54,700	232,700
Decrease in salaries and related costs in PPD resulting from changes in headcount and other labor	(370,500)	(58,100)
Decrease due to increased allocation of costs to research and development expense due to increased research and development fab runs	(94,100)	(647,200)
Other decreases	(94,700)	405,000
	$(1,500,000)	$2,000,000

Gross profit was flat at $9.9 million in the three-month period ended September 30, 2007 compared to the same period of 2006 as the decrease due to lower sales was offset by an increase in the gross margin percentage. Gross profit increased $3.8 million, or 13.7%, to $31.0 million in the nine-month period ended September 30, 2007 compared to $27.2 million in the same period of 2006. The increase in the nine-month period was primarily attributable to the increased sales discussed above. Our gross margin increased to 46.3% in the three-month period ended September 30, 2007 compared to 43.2% in the same period of 2006 and increased to 45.6% in the nine-month period ended September 30, 2007 compared to 43.7% in the same period of 2006. The gross margin improvements were within PPD and resulted primarily from the inclusion of gross margin from Gryphics, Inc. product sales beginning during the second quarter of 2007, as well as increased fab run allocations to research and development expense. The increase in the number of research and development fab runs resulted in an increase in research and development expenses and a decrease in cost of sales. The decreases in gross margin in EPD in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006 were primarily due to the mix of product sales and some price discounts.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses increased $0.5 million, or 22.1%, to $2.7 million in the three-month period ended September 30, 2007 compared to $2.2 million in the three-month period ended September 30, 2006 and increased $2.1 million, or 33.0%, to $8.5 million in the nine-month period ended September 30, 2007 compared to $6.4 million in the nine-month period ended September 30, 2006. The increases were primarily due to the following:

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Increase in salaries and benefits primarily due to increases in headcount	$317,600	$885,300
Increase in stock-based compensation due to increased headcount and annual awards	9,000	24,000
Increase related to the increasing number of research and development fab runs	94,100	647,200
Increases in other costs, including supplies	79,300	543,500
	$500,000	$2,100,000

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

SG&A expense increased $0.5 million, or 8.4%, to $6.7 million in the three-month period ended September 30, 2007 compared to $6.2 million in the three-month period ended September 30, 2006 and increased $2.9 million, or 15.6%, to $20.9 million in the nine-month period ended September 30, 2007 compared to $18.0 million in the nine-month period ended September 30, 2006. The increases were primarily due to the following:

	Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Increase (decrease) in costs related to our China and Taiwan sales offices, which opened in the second quarter of 2006	$(42,600)	$504,700
Increase in salaries and related expenses due to increased headcount	261,000	1,228,200
Increase (decrease) in IT services, labor and software due to international expansion demands	(5,100)	207,600
Increase in accounting fees for public company compliance	120,200	160,700
Increased stock-based compensation due to increased headcount and annual awards	53,000	300,000
Increase related to recruiting costs for Chief Operating Officer and German sales manager	42,600	145,000
Decrease related to decreased legal costs as a result of patent protection law suits filed in the first quarter of 2006 and generally lower activity in the 2007 periods	(163,800)	(497,600)
Other	234,700	851,400
	$500,000	$2,900,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisition of certain assets of the eVue product line in the fourth quarter of 2006, acquisition of Gryphics, Inc. in the second quarter of 2007, and the acquisition of Synatron in the third quarter of 2007. Purchased intangibles totaled $15.7 million at September 30, 2007 and current amortization is approximately $0.6 million per quarter.

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $330,000 and $1.2 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to $428,000 and $1.2 million, respectively, in the comparable periods of 2006. The decrease in the three-month period ended September 30, 2007 compared to the same period of 2006 was due to the use of $14.9 million, net of cash acquired, for the purchase of Gryphics, Inc. in April 2007 and the purchase of Synatron GmbH in July 2007 and the use of $8.6 million during the first nine months of 2007 for the purchase of fixed assets, partially offset by $4.4 million of cash generated by operations in the first nine months of 2007. These decreases were partially offset by higher interest rates in the 2007 periods compared to the 2006 periods.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Foreign currency remeasurement gain (loss)	$(38)	$117	$(50)	$108
Foreign currency transaction gain	35	155	103	207
Other	(98)	—	(109)	4
	$(101)	$272	$(56)	$319

Income Taxes

Our provision for income taxes totaled $0.3 million, or 22.8%, of income before income taxes, and $1.6 million, or 37.9%, of income before income taxes, in the first nine months of 2007 and 2006, respectively. The effective tax rate in the first nine months of 2007 included a benefit for research and experimentation tax credits, which were reinstated in December 2006. The effective tax rate in the first nine months of 2006 did not include any benefit for research and experimentation tax credits since legislation related to such credits was expired during that period.

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

At September 30, 2007, we had a net deferred tax liability on our balance sheet totaling $1.6 million, primarily related to deferred tax liabilities assumed with the Gryphics, Inc. acquisition.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $35.8 million at September 30, 2007, as well as from cash expected to be generated from operations. In the first nine months of 2007, we used $14.9 million of cash, net of cash acquired, for acquisitions as discussed in Note 4 of Notes to Consolidated Financial Statements.

Net cash provided by operating activities in the first nine months of 2007 was $4.4 million and consisted of net income of $1.1 million, depreciation, amortization and stock-based compensation of $5.0 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased $0.9 million to $18.5 million at September 30, 2007 compared to $17.6 million at December 31, 2006, due primarily to an increase in our days sales outstanding and the assumption of accounts receivable with the acquisition of Gryphics. In addition, a greater percentage of our revenue was in the last month of the third quarter of 2007 as compared to the last month of the fourth quarter of 2006. Our days sales outstanding was approximately 79 days at September 30, 2007 compared to 71 days at December 31, 2006.

Inventories increased $2.2 million to $17.3 million at September 30, 2007 compared to $15.1 million at December 31, 2006, primarily due to the timing of systems orders and shipments and the purchase of inventory with the acquisition of Gryphics. We believe that our inventory levels at September 30, 2007 are adequate given our revenue projections for the fourth quarter of 2007.

Deferred income taxes were a net liability of $1.6 million at September 30, 2007 compared to a net asset of $2.7 million at December 31, 2006. The change in deferred income taxes was due primarily to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition.

Net cash used in investing activities of $8.9 million in the first nine months of 2007 resulted from $8.6 million used for the purchase of fixed assets and $14.9 million, net of cash acquired, used for the acquisition of Gryphics, Inc. and Synatron GmbH. These uses were offset by a net maturity and sale of marketable securities of $15.2 million. Purchases of fixed assets primarily were for our PPD capacity expansion project. We anticipate spending approximately $2.0 million in the remainder of 2007 for fixed assets, primarily for PPD capacity expansion.

Net cash provided by financing activities of $2.0 million in the first nine months of 2007 resulted primarily from $1.8 million of proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan and $0.2 million of tax benefits related to stock option exercises.

New Accounting Pronouncements

See Note 11 of Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

We acquired Gryphics, Inc. on April 3, 2007 and Synatron GmbH on July 3, 2007. In connection with these acquisitions, we are reviewing our internal control over financial reporting and implementing new processes and procedures to integrate the activities associated with accounting for Gryphics, Inc and Synatron GmbH.

We have excluded Gryphics, Inc. and Synatron GmbH from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2007.

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-113256 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 15, 2004. In that offering, we sold an aggregate of 3.3 million shares of our common stock with net offering proceeds of $41.6 million. As of September 30, 2007, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $14.9 million, net of cash acquired, for our acquisitions of Gryphics, Inc. and Synatron GmbH. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

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

10.2	Executive Compensation Plan for the Six-Month Period Ending December 31, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 16, 2007).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2007	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ ERIC W. STRID
Eric W. Strid
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)