Form 10-K
period 2007-12-31
CASCADE MICROTECH INC
filed 2008-03-17
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $76,770,567, computed by reference to the last sales price ($11.99) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2007).

The number of shares outstanding of the registrant’s common stock as of March 4, 2008 was 13,036,089 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2007 FORM 10-K ANNUAL REPORT

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

Our products include engineering probe stations, analytical probes, production probe cards, test sockets, application software and services. Engineering probe stations address the need for precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes, as well as accessories from third parties. In addition, we design and build custom engineering probe stations to address the specific requirements of our customers. Analytical probes are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards and test sockets are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. We also design and sell our test sockets for prototype testing during engineering design. Our analytical probes, production probe cards and test sockets are test consumables, as they are typically customized for each application and are routinely replaced during the testing process. We also generate revenue through the sale of service contracts to our customers.

Our engineering probe stations, analytical probes and probing accessories are sold through our Engineering Products Division (“EPD”). Our production probe cards and test sockets are sold through our Production Products Division (“PPD”). To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect to continue to do so for the next few years. Our production products revenue, however, increased as a percentage of total revenues in 2007 as compared to 2006 and we expect that trend to continue in 2008.

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

Industry Background

During the last decade, growth in the computer, telecommunications, consumer and industrial electronics markets has increased demand for chips. The Semiconductor Industry Association estimates that worldwide semiconductor sales totaled $256 billion in 2007. To reduce the cost and increase the performance of electronic products, chips have become smaller and faster and incorporate greater levels of functionality at a lower price. Advancements in manufacturing technologies, such as smaller chip elements, new materials and larger wafer sizes have permitted manufacturers to meet these requirements. However, these advancements in chip manufacturing technologies have led to increasing challenges in the design, manufacturing and testing of chips. For example, the rapid increases in cellular phone handset functionality are in part enabled by increasing chip complexities. Our production probe cards are particularly driven by the wireless industry’s need to test high-frequency chips for cell phones, wireless computer networking and other wireless products such as Bluetooth headsets. IC Insights estimates that worldwide unit volumes of cell phones plus wireless networking devices will increase from 2.5 billion in 2007 to 5.1 billion in 2011.

Chips are measured and tested multiple times throughout the design and manufacturing process to ensure the integrity of the chip design and the quality of the manufacturing process. Chip testing that occurs during design or in support of production is referred to as engineering test. Chip testing that occurs during manufacturing is referred to as production test. Engineering test involves performing a wide variety of highly precise measurements during chip research and development activities on a low volume of chips. Production test, in contrast, involves performing a targeted set of tests at a rapid rate on a high volume of chips. Our strong presence in engineering test segments gives us high visibility of new chip processes and applications, thus aiding our planning and development of production tools.

Our EPD business and operating results depend in significant part on the level of capital expenditures related to semiconductor research and development, which, in turn, depends upon current and anticipated market demand for chips. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply, which has often resulted in a reduction in demand for our products. While our financial results are impacted by cycles within the semiconductor industry, we believe our business cycles are typically less pronounced than those of other semiconductor equipment companies. We believe this is due to our greater reliance on our customers’ research and development capital spending and usage of test consumables rather than on our customers’ spending to increase production capacity. Capital spending aimed at increasing production capacity is one of the first areas in which most semiconductor manufacturers reduce spending in an industry downturn.

Products

We design, manufacture and sell multiple product lines, including engineering probe stations, analytical probes, production probe cards, test sockets, application software and various services. An engineering probe station is used in conjunction with our application software and analytical probes to test chips in wafer form, together forming an engineering probing system. Analytical probes electrically connect test equipment to the chips under test and are sold as consumable components of, and are mounted into, engineering probe stations.

Engineering probing systems are required in the development of new generations of chip processes and designs, and we expect that the demand for engineering probing systems will continue to grow approximately at the rate of worldwide semiconductor revenues over the long term. The process development complexities and costs have continually increased as each generation of semiconductor process has required the integration of more layers of smaller chip elements incorporating a longer list of new materials. Engineering probing systems are a basic tool for characterizing and verifying the electrical performance, reliability and repeatability of the new chip elements.

We believe that we have significant market share by revenue in engineering probing tools worldwide. We typically offer the widest product options and the highest electrical measurement performance for most engineering test requirements.

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

Our S300 probe station has been our main platform for 300mm wafers, and the largest revenue contributor of our system products. Nearly every semiconductor company that develops processes for 300mm wafers has purchased at least one of our S300 stations, and we believe that our 300mm engineering prober market share by revenue is significant. In January 2008, we announced our next-generation 300mm prober, the Elite 300 platform. The Elite 300 offers a superset of the S300 functionality and performance, in addition to a lower cost of ownership and a lower manufacturing cost. The Elite 300 also enhances our competitiveness in various existing and emerging niches within engineering probing tools.

In 2007, we announced our Tesla probing system for characterization measurements of power semiconductors. The Tesla system is a 200mm platform aimed at the development of semiconductors that can handle higher currents, voltages and power densities. The power semiconductor market is projected to grow from $25.8 billion in 2007 to $34.2 billion in 2009, fueled by the increasing use of power devices in industrial products, automobiles and consumer electronics. Tesla widens our offerings to include this important segment of semiconductors, which is growing faster than the average.

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

Application Software. Our proprietary WinCal XE software is embedded in stations sold to customers and was specifically designed to facilitate and improve the user’s productivity during set-up, calibration and data-logging to perform sophisticated high frequency measurements accurately and reliably.

Services. In addition to routine installation services at the time of sale, we offer services to enable our customers to maintain and more effectively utilize our equipment, probes and software and to enhance our customer relationships.

Production Probe Cards. A production probe card temporarily connects one or more chips on a wafer under test to a production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing. Depending upon the test environment, production probe cards may last for several hundred thousand to roughly 1 to 2 million contact cycles. Production card sales are driven by production unit volumes of the IC’s being tested.

Our Pyramid Probe Card product line offers the highest electrical speed performance of any probe card commonly used in production. For this reason, Pyramid cards are popular in high-frequency wireless chip applications.

Our probe card sales for chips used in wireless and RF applications continue to increase due to the growth of those applications, the trend to more thoroughly test these chips at the wafer level before assembling them into more expensive modules, and the trend to test more chips in parallel with one probe card, thus more efficiently employing the tester and autoprober equipment around the probe card.

Test Sockets. A test socket connects a packaged chip to a tester much like a probe card connects one or more chips on a wafer to a tester. Like probe cards, test sockets are production test consumables and have an discrete lifetime. Test sockets are usually customized for each chip type tested. Our Gryphics socket product line also excels at high-speed chip applications, often the same chip types that we address with Pyramid cards.

One of our stated growth strategies is to grow the sales of production test consumables, including the Pyramid probe cards and Gryphics sockets from PPD. In 2007, our PPD revenues were up 25.6% over 2006, comprising approximately 23.6% of total 2007 revenue compared to approximately 20% of total 2006 revenue. We expect the growth in our PPD segment to continue during 2008.

Acquisitions

Gryphics, Inc.

On April 3, 2007, we acquired Gryphics, Inc., a private company that designs, manufactures and markets a range of high performance socket products used for final production and evaluation testing of packaged semiconductor integrated circuits. The results of operations from Gryphics, Inc. have been included in our PPD segment from the date of acquisition.

Synatron GmbH

In July 2007, we terminated our distribution agreement and acquired certain assets and operations from our German distributor, Synatron GmbH. We have established a new subsidiary, Cascade Microtech, GmbH, which commenced operations as a direct sales and support office in Munich, Germany.

For additional information regarding these acquisitions, see Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Customers and Geographic Revenue

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and engineering probe stations for research and development and purchase, or direct their foundries to purchase, our Pyramid Probe cards to test chips manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 20 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, seminars on topics such as measurement techniques and proactive service calls. This close interaction has helped us build a consistently loyal customer base. More than 800 customers purchased our products in 2007. Our top 20 end-user customers during 2007 were (in alphabetical order): Advanced Micro Devices, Avago Technologies, Broadcom, Chartered Semiconductor, Freescale Semiconductors, Hynix Semiconductor, IBM, Infineon, Intel, NEC, NXP Semiconductors, Peregrine Semiconductor, Qualcomm, RF Micro Devices, Semiconductor Manufacturing Inc., Spansion, ST Microelectronics, Taiwan Semiconductor Manufacturing Company, Texas Instruments and United Microelectronics.

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

In 2007, 2006 and 2005, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 31%, 35% and 33% of our total revenue in each of 2007, 2006 and 2005, respectively.

International sales accounted for more than 50% of our total revenue in each of 2007, 2006 and 2005. The following table indicates which countries had revenues that totaled 10% or more of our total revenues in 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$35,198	$32,220	$23,877
Japan	11,349	14,239	15,085
Taiwan	8,093	6,856	7,612
Other	35,282	31,537	27,063

	$89,922	$84,852	$73,637

Segments

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Beginning in the first quarter of 2007, our Chief Operating Decision Maker began to monitor the revenue streams and the gross profit of EPD and PPD, as opposed to revenue information only, which was previously provided.

As such, the following table summarizes revenue and gross profit for each segment. The results of Gryphics, Inc. have been included in PPD from the acquisition date of April 3, 2007. The results of the acquisition of certain assets of Synatron GmbH have been included in EPD from the acquisition date of July 3, 2007. Prior period information has been reclassified to match the current period presentation. We do not track our assets on a segment level, and, accordingly, that information is not provided (in thousands):

Year Ended December 31, 2007	EPD	PPD	Total
Revenue	$68,724	$21,198	$89,922
Gross Profit	$30,630	$10,491	$41,121
Gross Margin	44.6%	49.5%	45.7%

Year Ended December 31, 2006
Revenue	$67,969	$16,883	$84,852
Gross Profit	$30,522	$6,520	$37,042
Gross Margin	44.9%	38.6%	43.7%

Year Ended December 31, 2005
Revenue	$63,566	$10,071	$73,637
Gross Profit	$30,655	$3,592	$34,247
Gross Margin	48.2%	35.7%	46.5%

Technology

We are a leading innovator in developing electrical measurement, or metrology, and production test tools. One of our stated growth strategies is to continue to develop next-generation technologies. We have focused our research and development efforts on enabling our customers to take more precise electrical measurements in less time, on smaller and more dense devices, and with more robustness. Our core technologies include:

•

Broadband/High-Frequency/High Speed Interconnects and Probing. In 1983, our founders created the first microwave analytical probes that enabled the first on-wafer 18 GHz measurements and accelerated the commercialization of gallium arsenide chips. We use and maintain a wide variety of design, verification, fabrication and calibration technologies for high-frequency probes and interconnections. For example, we have developed a complete library of high-frequency circuit elements for our Pyramid Probe layouts, similar to passive element libraries for chip foundries. We believe that these technologies provide a competitive advantage by allowing us to more effectively design and commercialize production probe cards, test sockets and analytical probes.

•

Precise Low-Level Measurements. In 1993, we were first to commercialize a shielded probe station utilizing our patented MicroChamber technology that increased thermal measurement productivity by 10 times and current measurement resolutions by 1,000 times. Many of our engineering probe stations feature MicroChambers, which ensure a dark, electrically noise-free measurement environment to enable low-current measurements over a wide thermal range. Our engineering probe stations also incorporate our proprietary low-noise thermal chuck technologies that increase measurement integrity and reduce the time required to take precise measurements. These features, in turn, increase the number of chips that can be tested or measured in a given amount of time. In early 2008, we introduced our Elite 300 probe station, which implements our latest probe station technologies for improved low-current and low-voltage measurements.

•

Microfabrication. Since 1990, we have shipped products that utilize our proprietary lithographic manufacturing processes for depositing, lithographic patterning, etching and plating probe structures on flexible substrates that are similar to the processes used in making chips. Our proprietary Pyramid technology has been under development since 1992 and continues to evolve and improve. In early 2008, we introduced two parametric probe cards that we build on our new Pyramid Plus manufacturing process. At the center of a Pyramid Probe card, tester connections converge on the chips under test through our unique, lithographically defined microscopic probe tips and electrical interconnection wiring. We print the patented probe tips and interconnects on a flexible substrate in much the same manner as chips or circuit boards are printed, but with our unique materials and probe designs. Our processing continues to mature and evolve, enabling faster delivery times, larger probe areas, smaller tip dimensions and interconnects, and wider test temperature ranges. As chip elements continue to shrink, we expect to be able to scale and evolve our lithographic processes to continue to meet our customers’ requirements. Our Gryphics socket products utilize unique stamping, laminating, drilling and robotic assembly processes to achieve high electrical performance and low costs.

Sales and Marketing

We sell our engineering probe stations, analytical probes, production probe cards and test sockets through a combination of manufacturers’ representatives, distributors and direct sales people. Manufacturers’ representatives are independent third parties that agree to sell our products at our prices and on terms set by us, in return for a commission based on sales. We typically use manufacturers’ representatives in areas that we believe require greater levels of customer support than we can deliver from our sales offices. Distributors purchase our products and resell them at prices and upon terms set by the particular distributor. We typically use distributors where local regulations or business customs require local stocking of service parts, more immediate service support or other local services. Finally, our direct sales force is made up of our salaried employees.

In North America and Asia, excluding Japan, Singapore, Malaysia, China and Taiwan, we sell our products through manufacturers’ representatives and distributors. In Japan, we sell through Cascade Microtech Japan, K.K., our direct sales and service subsidiary. In Singapore and Malaysia, we sell through our branch office, Cascade Microtech Singapore. During 2006, we established direct sales offices in China and Taiwan. In most of Europe, we primarily sell our EPD products through distributors and manufacturers’ representatives and sell our PPD products directly. We also sell both our EPD and PPD products directly in Germany, Austria and Switzerland through our German subsidiary, Cascade Microtech GmbH, which we opened in July 2007. In other countries, we typically sell through manufacturers representatives or distributors. Our sales managers oversee and manage these worldwide sales activities.

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

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expenses were $11.2 million in 2007, $8.9 million in 2006 and $7.0 million in 2005. We did not expend material amounts on customer-sponsored research and development in 2007, 2006 or 2005. In addition, we do not currently have any agreements with third parties for joint research and development projects. We are currently devoting substantial resources to projects such as releasing new Pyramid Probe and test socket products, developing new Pyramid Probe and test socket manufacturing processes, developing faster, higher-accuracy analytical probes and enhancing the functionality of our engineering probe stations. At December 31, 2007, we employed 61 research and development engineers. We conduct research and development for all of our product lines at our Beaverton, Oregon and Plymouth, Minnesota facilities.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly in Beaverton, Oregon at our manufacturing facility within our headquarters building, at our Pyramid Probe microfabrication and assembly facility and at our machine shop. We also have a manufacturing facility in Plymouth, Minnesota, where we make our test sockets. Our manufacturing strategy is to purchase components from vendors to the extent possible. However, we manufacture key components that we deem to be proprietary or that provide us with a competitive advantage. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

Our product design and manufacturing process activities emphasize accurate electrical measurements, precise and reliable mechanical components and assemblies and compliance with industry and governmental safety requirements. We prototype and test our new standard product designs and components to ensure high electrical signal integrity, mechanical accuracy and safety. In our manufacturing operations, we perform electrical, mechanical and chemical tests and use statistical process control methods, internally developed manufacturing information systems and inspections of purchased components and products to monitor our product quality throughout the various stages of our manufacturing process.

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

Production Probe Cards. Competition in the non-memory production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation,

Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc. and others. At least five probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd. and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of customer evaluation, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe market depend upon the type of chip being tested, but include customer service, delivery time, price, probe card lifetime, chip damage, application support, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of cleaning required. We believe that we generally compete favorably in probe cards for high frequencies and high-speed signals, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test, or that require delivery times of less than two weeks.

Test Sockets. Our competition in test sockets is fragmented among several companies. Depending upon the application, we compete with Antares Advanced Test Technologies, Everett Charles Technologies, Ironwood Electronics, Johnstech International, Loranger International Corporation, Micronics Japan Company, Ltd., Plastronics and Synergetix. We believe that the primary competitive factors in the test socket market depend upon the type of chip being tested, but include customer service, delivery time, price, socket lifetime, application support, contact resistance stability, speed and frequency range of the socket, number and density of socket contacts, signal integrity and frequency and effectiveness of cleaning required. We believe that we generally compete favorably in test sockets for high frequencies and high-speed signals, and in test sockets for certain engineering applications. We generally do not compete in applications that require very low costs or high volumes, such as memory burn-in sockets.

Intellectual Property

Our success in large part depends on our proprietary technology. We do not depend on any one individual patent, instead relying on intellectual property, including patents and trade secrets, covering electrical measurement reliability and integrity, electrical shielding and the Pyramid Probe contact structure and production process. As of December 31, 2007, we had 95 issued patents and 89 pending patent applications in the U.S. and 145 issued foreign patents and 52 pending foreign patent applications. In addition, we regard certain of our processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

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

We also use certain patented technology of third parties in the manufacture of our products pursuant to license agreements. Pursuant to an agreement with Micronics Japan Company Ltd. and Hewlett-Packard Japan Ltd. (now Agilent Technologies), our subsidiary, Cascade Microtech Japan, Inc. and its affiliates, have been granted a non-exclusive worldwide license to make, have made, use, lease, sell or otherwise transfer certain products that make use of patented technology relating to electric circuit measurement equipment. In exchange for the rights granted under the license, we pay royalties to Micronics Japan Company Ltd. and Agilent Technologies based on the number of products sold or leased. These royalties totaled $15,000 in 2007. Our license will expire upon the expiration of the patent covering the licensed technology, which will occur in June 2013.

Seasonality

Typically, our revenue is lower in our fiscal first quarter than in our fiscal fourth quarter preceding it. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter.

Employees

As of December 31, 2007, we had a total of 354 employees: 61 in engineering and research and development; 186 in manufacturing; and 107 in selling, general and administrative functions. Of these employees, 296 were located in the U.S., 17 were in Japan, 14 were in Taiwan and 27 were in other countries. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

In addition, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. Although we believe a majority of our products, if not all, are exempt from this directive, we have modified our manufacturing processes, eliminating lead from products we put on the market as required by the RoHS Directive.

In addition, China has implemented a RoHS Directive that became effective in 2007. This Directive is similar to the European RoHS Directive, except for the fact that the China Directive does not include exemptions. Based on current information available, we believe we comply with the China RoHS Directive. However, if it is determined that we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

The European Parliament has also recently finalized the Waste Electrical and Electronic Equipment Directive, or WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As a producer of industrial electronic equipment, we may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Our products have been labeled in accordance with the WEEE Directive since before August 13, 2005, the WEEE implementation date. We determined the products we presently produce are exempt because they either meet the definition of “Large Scale Industrial Equipment,” or are passive or non-electrical accessories that do not function on their own. We have not incurred any costs or fees or penalties associated with non-compliance. Furthermore, none of our products have been delayed at a customs point-of-entry into an EU country or China in respect of these RoHS or WEEE Directives. Therefore, we have some confidence that we are interpreting the rules correctly. However, because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are still unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

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

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform within the next 12 months. At December 31, 2007, our backlog was $17.4 million compared with $18.0 million at December 31, 2006. We generally ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly all of our December 31, 2007 backlog in 2008. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

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

•	economic conditions in the U.S. and the worldwide markets we serve.

For example, a majority of our revenue in the last five years was derived from the research and development equipment spending of companies in the semiconductor industry or, to a much lesser extent, various research organizations, including universities, that conduct research that benefits the semiconductor industry. Our customers’ spending on research and development is roughly proportional to the customers’ overall revenues. Historically, semiconductor industry revenues have been highly cyclical. According to industry data, the semiconductor industry has experienced four significant cyclical downturns since 1983. For example, our revenue increased approximately 37% from 1999 to 2000. In contrast our revenue decreased approximately 29% from 2001 to 2002 and increased approximately 27%, 14%, 15% and 6% from 2003 to 2004, 2004 to 2005, 2005 to 2006 and 2006 to 2007, respectively. Given this history, there is no reason to expect that our customers’ business and, therefore, their demand for our products, will be less cyclical in the future.

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

Our business is heavily dependent on the level of research and development spending of our customers, the volume of semiconductor production by semiconductor manufacturers, the development of new semiconductors and semiconductor designs and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and the products incorporating them. Semiconductor manufacturers in particular are known to sharply curtail their capital expenditures when confronted with an industry downturn, such as the downturns experienced from 1996 through 1998 and from 2001 through the first six months of 2003. Semiconductor manufacturers may also suddenly curtail their capital expenditures in anticipation of a potential industry downturn, such as we experienced with 300mm probe station purchases in September 2007. We expect that the markets for future generations of semiconductors will also be subject to similar fluctuations. Furthermore, some segments of the semiconductor industry may experience greater fluctuations than others. For example, the price of mainstream dynamic random-access memory (DRAM) chips dropped from more than $6 in December 2006 to about $1 in December 2007, causing most memory chip manufacturers to freeze some or all capital spending by the end of 2007. Since we sell our engineering systems to virtually all chip segments, our revenue may be affected by any significant segment weakness. We may not achieve or maintain our current or prior levels of revenue growth. Any factor adversely affecting the semiconductor industry in general, or the particular segments, regions or major customers of the industry that our products target, will adversely affect our ability to generate revenue and could cause us to experience operating losses.

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

Our future growth depends, in part, on continued market adoption of, and growing demand for, our production probe cards. Large-scale market adoption of these products will depend on our ability to demonstrate the superior reliability and cost effectiveness of these products to potential customers and on the continued growth of the market for high-speed or complex chips. Production customers are generally very risk-averse when adopting new technologies that could affect their production output, especially a sole source supplier such as we are in the case of Pyramid Probes. We have devoted significant resources to the development and growth of these products in the past few years and expect to incur more investment in the form of people and equipment during 2008. We anticipate spending approximately $5 million to $7 million for capital additions in 2008. If our production probe cards are not adopted in the market at a rate that is sufficient to offset the costs and resources that we devote to the development and promotion of these products, the future growth of our overall business and our operating margins would be adversely affected.

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

For example, the 2001 to 2003 downturn in the semiconductor industry caused various chip manufacturers to readdress their respective strategies for converting existing 200mm wafer fabrication facilities to 300mm wafer fabrication or for building new 300mm wafer fabrication facilities. Some manufacturers, including some of our customers such as Texas Instruments, Motorola and ST Microelectronics, delayed, cancelled or postponed previously announced plans to convert to 300mm wafer fabrication. At the time, those delays impacted demand for our 300mm probe stations. Similarly, some large semiconductor suppliers may, in the future, shift to 450mm wafers. Past wafer-size transitions have been very costly, increasing the risk of delays. The timing of tool development by equipment suppliers has been very costly if it is too early or too late. If we fail to invest in new tool developments at the right time and including the right functionality or performance, our revenue and margins may be adversely affected.

Intense competition in the semiconductor wafer probing business may reduce demand for our products and reduce our sales.

The markets for our products are highly competitive, and we expect competition to continue in the future. We believe that our principal competitors are the major providers of probe stations, production probe cards and analytical probes. Our primary competitor in the probe station market is Suss MicroTec AG (Karl Suss), but we also compete with Vector Semiconductor Co. Ltd., Lucas/Signatone Corporation, The Micromanipulator Company Inc., and Wentworth Laboratories Inc., among others. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe, Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe, Technoprobe S.r.l., Tokyo Cathode Laboratory Company, Ltd., Wentworth Laboratories Inc. and others. At least five probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. Our primary competitor in the analytical probe market is GGB Industries. Our primary competitors in the test socket market are Antares Advanced Test Technologies, Everett Charles Technologies, Ironwood Electronics, Johnstech International, Loranger International Corporation, Micronics Japan Company, Ltd., Plastronics and Synergetix,. These competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. We cannot assure you that we will maintain our current competitive position or that our production probe cards will achieve widespread acceptance in the market. Finally, increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance for our products, any of which could prevent us from growing our business.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers are unable to provide us with these materials, components or subassemblies in adequate quantities and on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. Certain of our product purchases for 2007 were from sole source suppliers. Although we were not forced to delay shipment of any product due to delays in 2007 related to such suppliers, from time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers, especially during periods of high demand for semiconductor capital equipment. The manufacture of some of the materials, components and subassemblies that we use in our products, such as thermal chucks and microscopes, is a complex process, and in the event that we cannot obtain an adequate supply of these components, it would be difficult and time-consuming to identify and qualify new suppliers. If some of the materials used in our lithographic probe manufacturing process become unavailable, it would be costly and time consuming to identify and qualify new suppliers. Moreover, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers. Finally, we do not have written agreements with any of these suppliers to guarantee the supply of these products.

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

Historically, we have derived a majority of our revenue from the sale of our engineering probe stations. We anticipate that sales of our engineering probe stations will continue to represent the largest product line by revenue for the next few years. Our business depends in large part upon continued demand in current markets for, and adoption in new markets of, current and future generations of our engineering probe stations. In addition, while our analytical probes are sometimes sold to serve as components of test equipment manufactured by third parties, they are most often sold for use with our engineering probe stations. Continued market adoption depends upon our ability to increase customer awareness of the benefits of our engineering probe stations and to prove their reliability and cost effectiveness.

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

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities. During 2007, we acquired the operations of Gryphics, Inc. and certain assets of our German distributor, Synatron. If we fail to successfully integrate any acquired businesses, products or technologies, we would not achieve anticipated revenue and cost benefits. We may acquire companies, products or technologies in the future, which could pose risks to our operations including:

•	difficulties assimilating the acquired operations, personnel, technologies or products into our company;

•	diversion of management’s attention from our existing business; and

•	adverse effects on relationships with our existing suppliers, customers or partners.

As a result of our acquisitions, we have intangible assets, including goodwill and other identifiable intangible assets, recorded on our balance sheet. If our operating results do not justify the value of the intangible assets, we may be required to record asset impairment charges in future periods, which would adversely impact our results of operations.

As of December 31, 2007 and 2006, we had goodwill and other identifiable intangible assets or $32.4 million and $3.9 million, respectively, recorded on our balance sheets. We test our goodwill and other intangible assets for impairment annually or when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material adverse impact on our results of operations.

We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results.

Since 1997, we have derived more than 50% of our annual revenue from sales outside North America, primarily in Japan, other Asian countries and Europe. Geographic revenue for those countries that represented 10% or more of total sales in a given year was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S.	$35,198	$32,220	$23,877
Japan	11,349	14,239	15,085
Taiwan	8,093	6,856	7,612
Other	35,282	31,537	27,063

	$89,922	$84,852	$73,637

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

Currently, we maintain international offices in Europe and Asia, and we may establish new international offices in the future. If our gross margin from international operations does not exceed the expense of establishing and maintaining our international operations, our operating margins would be adversely affected. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	changes in domestic or foreign law or policy resulting in the need to comply with potentially burdensome government controls, regulations, tariffs, embargoes or export license requirements;

•	longer payment cycles;

•	differing and more burdensome labor regulations and practices in Europe;

•	the aftermath of the war in Iraq or other armed conflicts in the Middle East;

•	the effects of sudden outbreaks of epidemics in Asia and other parts of the world; and

•	the effects of terrorist attacks in the U.S. and any related conflicts or similar events worldwide.

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

Finally, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While most of our international sales have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries. Other income (expense), net in 2007, 2006 and 2005 included the following currency related gains and losses (in thousands):

	Year Ended December 31,
	2007	2006	2005
Remeasurement related foreign currency gains (losses)	$(254)	$97	$(34)
Gains related to foreign currency hedges	238	253	151

We rely on independent manufacturers’ representatives and distributors for a significant portion of our revenue, and a disruption in our relationship with our manufacturers’ representatives or distributors would have a material adverse effect on our revenue.

Approximately 55% of our revenue for 2007 was generated through independent manufacturers’ representatives and distributors, whose activities are not within our direct control. In addition, in some locations, our manufacturers’ representatives and distributors provide field service to our customers. A reduction in the sales efforts or financial viability of these manufacturers’ representatives or distributors, or a termination of our relationship with these representatives or distributors, would have a material adverse effect on our sales, financial results and ability to support our customers. Our manufacturers representatives and distributors are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited or no prior notice. If we make the business decision to terminate or modify our relationships with one or more of our independent manufacturers’ representatives, or if a manufacturers’ representative decides to disengage from us, and we do not effectively and efficiently manage such a change, we could lose sales to existing customers and fail to obtain new customers. Establishing alternative sales channels would consume substantial time and resources, decrease our revenue and increase our expenses.

Failure to retain key managerial, technical, and sales and marketing personnel or to attract new key personnel could harm our business.

Our success depends on the continued services of our executive officers and other key management, technical, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Currently, our key personnel include Geoff Wild, our President and Chief Executive Officer, Willis Damkroger, our Vice President and General Manager, Production Products Division, Steven Sipowicz, our Chief Financial Officer, John Pence, our Vice President and General Manager, Engineering Products Division, Eric Strid, our Chairman and Chief Technical Officer and K. Reed Gleason, our Vice President of Advanced Development. Our executive officers and other key employees are able to exercise stock options and sell the underlying stock, which may reduce their incentive to continue their employment with us. The loss of key personnel could limit our ability to develop new products and adapt existing products to our customers’ evolving requirements and may result in lost sales and a diversion of management resources. Furthermore, much of our competitive advantage and intellectual property is based on the expertise, experience and know-how of our key personnel. We do not have employment agreements or non-competition agreements with any of our employees except for employment agreements with our President and Chief Executive Officer and our Chief Financial Officer. To support our future growth, we will need to attract and retain additional qualified management, technical and sales and marketing employees. Competition for such personnel in our industry is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty expense totaled $637,000, $573,000 and $624,000, for 2007, 2006 and 2005, respectively. Although we are not currently seeking reimbursement from any vendors related to our warranty expense, we have in the past, and may again in the future, seek reimbursement from certain vendors. To the extent that we experience additional failures of purchased components that increase our warranty expenses that are not reimbursed by the vendor, our results of operations will be adversely affected.

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

Since 1997, we have derived more than 50% of our annual revenue from products sold to customers outside of North America. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. The manner in which we protect our proprietary rights may not be adequate in some foreign countries. Our failure to adequately protect our intellectual property in foreign countries would make it easier for competitors to copy or circumvent our product designs and sell competing products in those countries, which could adversely affect our revenue and cause us to lose customers.

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

We will continue to make investments in research and development to sustain and improve our competitive position and meet our customers’ needs. These investments currently include refining Pyramid Probe fabrication processes, developing higher performance Pyramid Probe cards, test sockets and analytical probes and enhancing engineering probe stations for both 300mm and sub-300mm wafers. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position and meet our customers’ needs.

We manufacture nearly all of our products at our Oregon and Minnesota facilities, and any disruption in the operations of these facilities could harm our business.

We manufacture almost all of our products in our facilities located in Beaverton, Oregon and Plymouth, Minnesota. Our manufacturing processes are complex and require sophisticated and costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our facilities, whether due to technical or labor difficulties or destruction of or damage to the facilities as a result of an earthquake, fire or any other reason, could materially and adversely affect our business, financial condition and results of operations.

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

For example, the European Parliament has finalized the RoHS Directive which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. Although we believe a majority of our products, if not all, are exempt from this directive, we have modified our manufacturing processes, eliminating lead from products we put on the market as required by the RoHS Directive.

In addition, China has implemented a RoHS Directive that became effective in 2007. This Directive is similar to the European RoHS Directive, except for the fact that the China Directive does not include exemptions. Based on current information available, we believe we will be able to comply with the China RoHS Directive. However, if it is determined that we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

The European Parliament has also finalized the WEEE Directive, which makes producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. As a producer of industrial electronic equipment, we may incur financial responsibility for the collection, recycling, treatment or disposal of products covered under the WEEE Directive. Our products have been labeled in accordance with the WEEE Directive since before August 13, 2005, the WEEE implementation date. We determined the products we presently produce are exempt because they either meet the definition of “Large Scale Industrial Equipment,” or are passive or non-electrical accessories that do not function on their own. We have not incurred any costs or fees or penalties associated with non-compliance. Furthermore, none of our products have been delayed at a customs point-of-entry into an EU country or China in respect of the RoHS or WEEE Directives. Therefore, we have some confidence that we are interpreting the rules correctly. However, because the EU member states have not fully implemented the WEEE Directive, the nature and extent of the costs to comply and fees or penalties associated with non-compliance are still unknown at this time. Costs to comply with the WEEE Directive and similar future legislation, if applicable, may also include legal and regulatory costs and insurance costs. We may also be required to take reserves for costs associated with compliance with these regulations.

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

Our top four customers accounted for a total of 17% and 21% of our revenue in 2007 and 2006, respectively. Our customer base is less diversified in PPD than in EPD. Our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of any of our significant customers.

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

We are subject to income taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, including pending tax law changes, such as the benefit from export sales and the research and development credit by material audit assessments. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability. We are currently under audit with the Internal Revenue Service (“IRS”) and have received notification that the audit will disallow certain research and engineering credits on our returns for which we have not provided a contingency reserve. We may enter into a legal dispute with the IRS over this matter and the costs could be significant.

Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

As of March 10, 2008, our executive officers and directors and their affiliates beneficially own approximately 28% of our outstanding shares of common stock. Consequently, these shareholders will have substantial influence over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

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

We maintain our corporate headquarters in Beaverton, Oregon. Our primary site contains corporate administration, sales and marketing, design, test, light manufacturing and assembly and various support functions in leased space totaling 102,438 square feet in three adjacent buildings. This lease expires December 31, 2015 as to two of these buildings. The lease for the third building, totaling 23,000 square feet, is available for sub-lease and expires in June 2008. Our Pyramid Probe manufacturing is conducted in a 10,000 square foot clean room within a 58,817 square foot facility that we lease at a separate site in Beaverton, Oregon. Our lease of this facility expires December 31, 2014. Our test socket manufacturing is conducted in a 8,600 square foot facility that we lease in Plymouth, Minnesota. We lease small sales and service offices in Japan, England, Germany, China, Taiwan and Singapore.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of filing this Form 10-K, we are not a party to any material legal proceedings. However, the semiconductor test industry is characterized by vigorous protection and pursuit of intellectual property rights and positions. To protect our intellectual property from infringement, we have, from time to time, initiated litigation against third parties and may be required to do so in the future. We cannot assure you that we shall be successful in future intellectual property litigation and this litigation often is protracted and expensive.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock began trading on the Nasdaq National Market System under the symbol “CSCD” on December 15, 2004. The high and low closing sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2007 was as follows:

2007	High	Low
Quarter 1	$14.54	$13.10
Quarter 2	14.40	11.92
Quarter 3	11.90	9.85
Quarter 4	10.19	8.40

2006	High	Low
Quarter 1	$14.81	$11.17
Quarter 2	13.30	10.89
Quarter 3	12.52	10.80
Quarter 4	13.65	12.25

As of March 4, 2008, there were 69 shareholders of record and approximately 1,500 beneficial shareholders.

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

As of December 31, 2007, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $14.9 million, net of cash acquired, for our acquisitions of Gryphics, Inc. and certain assets of Synatron GmbH. In addition, an additional $1.0 million was paid in the first quarter of 2008 related to our purchase of certain assets and liabilities related to the eVue product line in the fourth quarter of 2006.

Equity Compensation Plan Information

See Item 12. for Equity Compensation Plan Information.

Stock Performance Graph

The SEC requires that registrants include in this report a line-graph presentation comparing cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends. Our graph consists of (a) Cascade Microtech, Inc.; (b) the Nasdaq Stock Market Total Return Index – U.S. and (c) a peer group index composed of Teradyne, Inc., FormFactor, Inc., Kulicke & Soffa Industries, Inc., Credence Systems Corporation, Electro Scientific Industries, Inc. and Keithley Instruments, Inc. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Cascade Microtech, Inc. and the Nasdaq Stock Market Total Return Index – U.S. All companies in the peer group index are weighted in accordance with their market capitalizations. Our initial public offering was December 14, 2004 and, accordingly, our graph only includes the time period of December 14, 2004 to December 31, 2007.

	Base Period	Indexed Returns Period Ended
Company/Index	12/14/04	12/31/04	12/31/05	12/31/06	12/31/07
Cascade Microtech, Inc.	$100.00	$95.93	$90.21	$93.57	$72.79
Semiconductor Peer Group	100.00	101.36	89.37	93.25	71.40
Nasdaq U.S.	100.00	100.73	102.87	113.02	122.56

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	For the Year Ended December 31,
IN THOUSANDS (except per share amounts)	2007	2006	2005	2004	2003
Statement of Operations Data
Revenue	$89,922	$84,852	$73,637	$64,415	$50,556
Cost of sales	48,369	47,367	39,351	35,625	30,433
Stock-based compensation	432	443	39	67	19

Gross profit	41,121	37,042	34,247	28,723	20,104
Operating expenses:
Research and development	11,241	8,949	6,968	5,681	5,422
Selling, general and administrative	27,723	24,819	19,778	16,831	15,436
Amortization of purchased intangibles	1,977	130	—	—	—

Total operating expenses	40,941	33,898	26,746	22,512	20,858

Income (loss) from operations	180	3,144	7,501	6,211	(754)
Other income (expense), net	1,336	1,961	1,991	(117)	553

Income (loss) before income taxes	1,516	5,105	9,492	6,094	(201)
Provision for income taxes	586	1,495	1,173	1,387	248

Net income (loss)	930	3,610	8,319	4,707	(449)
Accretion of redeemable stock and loss on redemption	—	—	—	113	583

Net income (loss) attributed to common shareholders	$930	$3,610	$8,319	$4,594	$(1,032)

Basic net income (loss) per share attributed to common shareholders	$0.07	$0.31	$0.75	$0.84	$(0.20)

Diluted net income (loss) per share attributed to common shareholders	$0.07	$0.30	$0.70	$0.56	$(0.20)

Shares used in basic per share calculations	12,550	11,482	11,055	5,439	5,089

Shares used in diluted per share calculations	12,840	11,959	11,816	8,452	5,089

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Cash, cash equivalents and short-term marketable securities	$29,421	$43,794	$50,346	$43,747	$10,717
Working capital	58,965	68,642	74,601	63,333	24,228
Total assets	125,281	103,786	90,120	79,016	37,766
Current portion of long-term debt and capital lease obligations	13	—	8	21	2,043
Long-term debt and capital lease obligations, less current portion	51	—	—	14	5,038
Other long-term liabilities	5,763	1,370	1,100	1,449	1,398
Redeemable stock	—	—	—	—	584
Shareholders’ equity	107,605	90,193	81,505	70,188	22,960

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our products include engineering probe stations, analytical probes, production probe cards, test sockets, application software and services. Engineering probe stations address the need for precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes, as well as accessories from third parties. In addition, we design and build custom engineering probe stations to address the specific requirements of our customers. Analytical probes are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. Our test sockets are designed and sold for both production and engineering test applications, typically for high speed digital and radio frequency testing. We refer to analytical probes, production probe cards and test sockets as consumables, as they are routinely replaced during the testing process. We also generate revenue through the sale of service contracts to our customers.

Our engineering probe stations, analytical probes and probing accessories are sold through our Engineering Products Division (“EPD”). Our production probe cards and test sockets are sold through our Production Products Division (“PPD”). To date, we have derived the majority of our revenue from the sale of our engineering probe stations, and we expect our probe stations to be our largest product line by revenue for the next few years. Our PPD revenue, however, increased as a percentage of total revenues in 2007, due to the acquisition of Gryphics, Inc. in April 2007, compared to 2006.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future. 300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 40.3% and 36.7% of our total EPD revenue in 2007 and 2006, respectively.

In June 2007, we announced our Tesla system for characterization measurements of power semiconductors. The Tesla system is a 200-mm platform aimed at the development of semiconductors that can handle higher currents, voltages and power densities. Tesla widens our offerings to include this important segment of semiconductors, which is growing faster than the average. We booked and shipped our first Tesla systems in the fourth quarter of 2007.

In January 2008, we announced our Elite 300 platform. This next-generation engineering prober is a major upgrade of our S300 system, and will support the next five years of semiconductor research and development. We believe the new wafer stage technology in the Elite 300 enables mechanical accuracy, reliability and maintainability that is superior to anything else available in the market today. We expect the enhanced performance of the Elite 300 to widen the segments we address within engineering probing by strengthening our offerings for design debug, failure analysis, wafer level reliability and emerging segments.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue in 2007 and 2006 generated from customers outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

We sell our products both directly through our own sales force and indirectly through a combination of manufacturers’ representatives and distributors. In North America and Asia, excluding Japan, Taiwan, Singapore, Malaysia and portions of China, we sell most of our products through manufacturers’ representatives. We sell certain products in these regions directly. In Japan, Taiwan, Singapore, Malaysia and China, we sell through Cascade Microtech Japan, K.K., Cascade Microtech Taiwan, Cascade Microtech Singapore and Cascade Microtech China, our direct sales and service subsidiary and branch offices, respectively. In most of Europe, we primarily sell our EPD products through distributors and manufacturers’ representatives and we sell our PPD products directly. We also sell both our EPD and PPD products directly in Germany, Austria, Switzerland, China and Taiwan. Our distributors normally place orders with us once they have received an order from an end-user customer, and therefore, the total amount of inventory held by our distributors at any given date is not material.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
	2007	2006	2005
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales and stock-based compensation	54.3	56.3	53.5

Gross profit	45.7	43.7	46.5
Operating expenses:
Research and development	12.5	10.5	9.5
Selling, general and administrative	30.8	29.2	26.9
Amortization of purchased intangibles	2.2	0.2	—

Total operating expenses	45.5	39.9	36.3

Income from operations	0.2	3.7	10.2
Other income (expense), net	1.5	2.3	2.7

Income before income taxes	1.7	6.0	12.9
Provision for income taxes	0.7	1.8	1.6

Net income	1.0%	4.3%	11.3%

(1)	Percentages may not add due to rounding.

The following table summarizes revenue and gross profit for each of our segments. Prior period information has been reclassified to match the current period presentation (dollars in thousands):

Year Ended December 31, 2007	EPD	PPD	Total
Revenue	$68,724	$21,198	$89,922
Gross Profit	$30,630	$10,491	$41,121
Gross Margin	44.6%	49.5%	45.7%

Year Ended December 31, 2006
Revenue	$67,969	$16,883	$84,852
Gross Profit	$30,522	$6,520	$37,042
Gross Margin	44.9%	38.6%	43.7%

Year Ended December 31, 2005
Revenue	$63,566	$10,071	$73,637
Gross Profit	$30,655	$3,592	$34,247
Gross Margin	48.2%	35.7%	46.5%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand alone divisional information. See Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K for additional information.

Revenue

Revenue increased $5.0 million, or 6.0%, to $89.9 million in 2007 compared to $84.9 million in 2006 and increased $11.3 million, or 15.2%, in 2006 compared to $73.6 million in 2005.

Revenue in EPD increased $0.7 million, or 1.1%, to $68.7 million in 2007 compared to $68.0 million in 2006 and increased $4.4 million, or 6.9%, in 2006 compared to $63.6 million in 2005.

Certain financial information which contributed to the EPD revenue results was as follows:

	2007 compared to 2006	2006 compared to 2005
Percentage increase (decrease) in unit sales	(5.8)%	4.0%
Percentage increase in average sales price	9.9%	1.4%

Average sales price includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

The decrease in unit sales in 2007 compared to 2006 was due to an increase in sales of our 300mm systems being offset by a decrease in unit sales of our non-300mm systems. The increase in the 300mm systems was due to increased customer demand. As more customers transition to our 300mm systems, sales of non-300mm systems typically decline as a percentage of total system sales.

The increases in average sales price in 2007 compared to 2006 and in 2006 compared to 2005 were primarily attributable to increased unit sales of our 300mm systems, which have a higher average sales price than our non-300mm systems, and declining unit sales of our non-300mm systems. In addition, in 2007 compared to 2006, the average sales price for our non-300mm systems increased, contributing to the overall increase.

For 2006 compared to 2005, although the average sales price increased overall, both the 300mm and the non-300mm average sales prices decreased. These decreases were primarily due to sales of low-end options selected on 300mm systems and more competitive pricing provided on multiple system orders in 2006 compared to 2005. These decreases were partially offset by the purchase of our higher-end eVue microscopes with many of the 300mm systems.

Other EPD revenue decreased 8.5% in 2007 compared to 2006 and increased 14.3% in 2006 compared to 2005. These changes were primarily due to fluctuations in stand-alone analytical probe revenue. Stand-alone analytical probe revenue fluctuates from period to period due to the mix of systems sold, the number of platforms requiring replacements and exchange rate fluctuations.

Revenue in PPD increased $4.3 million, or 25.6%, to $21.2 million in 2007 compared to $16.9 million in 2006 and increased $6.8 million, or 67.6%, in 2006 compared to $10.1 million in 2005.

The increase in PPD revenue in 2007 compared to 2006 was primarily due to the addition of Gryphics, Inc. during the second quarter of 2007, which accounted for $3.8 million of the increase. During 2007, we focused on RF and wireless applications for our probe cards, which contributed to a more diversified probe card customer base. In 2007, the top six customers represented approximately 50% of probe card revenues compared to the top three probe card customers representing approximately 50% of our probe card revenue in 2006.

The increases in PPD revenue in 2006 compared to 2005 was due to an increase in the number of production probe cards sold, partially offset by a shift in mix to lower priced probe cards.

During the last several quarters, we have been adding probe card capabilities in the form of headcount and equipment. Although we expect to add additional equipment during the next few quarters, we do not anticipate significant headcount additions. We have recently expanded our clean room space and increased our manufacturing capacity.

Cost of Sales and Gross Profit

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Fluctuations in gross profit as a percentage of revenue, or gross margin, primarily result from changes in geographic mix, product mix, general pricing dynamics and yields in some of our production lines. Sales in Europe typically have a lower gross margin than sales in North America and Japan due to our use of third-party distributors in Europe. Within EPD, we typically achieve higher gross margins on the consumables than on the engineering probe stations.

Cost of sales, including stock-based compensation, increased $1.0 million, or 2.1%, to $48.8 million in 2007 compared to $47.8 million in 2006 and increased $8.4 million, or 21.4%, in 2006 compared to $39.4 million in 2005.

The increases were primarily due to the following:

2007 Compared to 2006
Increased direct costs, such as raw materials, resulting from changes in revenue and product mix	$257,000
Increased inventory costs related to scrapping, obsolescence, revisions and returns	951,000
Increase in salaries and related costs in EPD labor due to higher production activities and wage increases	297,000
Increase in supplies due to higher production volumes	558,000
Increase in salaries and related costs in PPD resulting from changes in headcount and other labor	104,000
Decrease due to costs allocated to finished goods inventory	(560,000)
Decrease due to increased allocation of costs to research and development expense due to increased research and development fab runs	(542,000)
Other decreases	(65,000)

$1,000,000

2006 Compared to 2005
Increased direct costs, such as raw materials, resulting from higher revenue and changes in geographic and product mix	$4,765,000
Increased inventory costs related to scrapping, discrepancies, obsolescence, revisions and returns	463,000
Increased freight expenses due primarily to more overseas inventory purchases and higher fuel costs	562,000
Increased salaries and related costs in PPD resulting from increased headcount and other labor	1,146,000
Increased stock-based compensation	404,000
Other increases related to increased sales	1,060,000

$8,400,000

Gross profit increased $4.1 million, or 11.0%, to $41.1 million in 2007 compared to $37.0 million in 2006 due primarily to the increased sales discussed above. Our gross margin increased to 45.7% in 2007 compared to 43.7% in 2006. The gross margin improvement was within PPD and resulted primarily from the inclusion of gross margin from Gryphics, Inc. product sales beginning during the second quarter of 2007, as well as increased fab run allocations to research and development expense. The increase in the number of research and development fab runs resulted in an increase in research and development expenses and a decrease in cost of sales. Improved internal efficiencies, including shorter product lead times, better on-time deliveries, shorter cycle times, higher yields, better scheduling and tracking, fewer design errors and better forecasts also contributed to the improved PPD gross margins. The decrease in gross margin in EPD in 2007 compared to 2006 was primarily due to the mix of product sales and some price discounts.

Gross margin decreased to 43.7% in 2006 compared to 46.5% in 2005. This decrease was primarily attributable to additional costs incurred to ramp our production run rate and reduce lead times within PPD. In addition, stock-based compensation increased $0.4 million in 2006 compared to 2005, which resulted in an approximately 0.5 percentage point decrease in gross margin in 2006 compared to 2005.

We expect gross margins to be flat or slightly improve in 2008 compared to 2007, due to various product line improvements, partially offset by product mix effects.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses increased $2.3 million, or 25.6%, to $11.2 million in 2007 compared to $8.9 million in 2006 and increased $1.9 million, or 28.4%, in 2006 compared to $7.0 million in 2005. We do not expect research and development expenses to increase significantly in 2008 compared to 2007.

The increases were primarily due to the following:

2007 Compared to 2006
Increase in salaries and benefits primarily due to increases in headcount	$1,191,000
Increase in stock-based compensation due to increased headcount and annual awards	56,000
Increase related to the increasing number of research and development fab runs	542,000
Increase in severance	42,000
Increase in prototype parts and design changes	259,000
Increases in other costs, including supplies	210,000

$2,300,000

2006 Compared to 2005
Increase in salaries and benefits primarily due to increases in headcount	$1,221,000
Increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006	288,000
Increases in other costs, including supplies	391,000

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

SG&A expense increased $2.9 million, or 11.7%, to $27.7 million in 2007 compared to $24.8 million in 2006 and increased $5.0 million, or 25.5%, in 2006 compared to $19.8 million in 2005. The increases were primarily due to the following:

2007 Compared to 2006
Increase in costs related to our China and Taiwan sales offices, which opened in the second quarter of 2006	$382,000
Increase in salaries and related expenses due to increased headcount	1,091,000
Increase in IT services, labor and other services due to international expansion demands	149,000
Increase in accounting fees	88,000
Increased stock-based compensation due to increased headcount and annual awards	419,000
Increase related to recruiting costs for Chief Operating Officer and German sales manager	114,000
Increase in severance due to reductions in workforce	245,000
Decrease related to decreased legal costs as a result of patent protection law suits filed in the first quarter of 2006 and generally lower activity in 2007	(368,000)
Increase in costs related to establishing our German subsidiary	546,000
Other increases	234,000

$2,900,000

2006 Compared to 2005
Increase in costs related to expansion and setting up direct sales offices in China, Taiwan and Singapore, including costs for labor and recruiting, offset by a decrease in representative commissions in these regions	$755,000
Increase in stock-based compensation due to the adoption of SFAS No. 123R in the first quarter of 2006	1,068,000
Increase in legal costs primarily related to initiating litigation against third parties to protect against the infringement of our patents and corporate projects	397,000
Increase in IT services, labor and software requirements for the network and expansion	476,000
Increase in representative commissions in regions other than China, Taiwan and Singapore and other sales expenses, primarily related to increased revenue	336,000
Amortization costs related to our acquisition of eVue assets in the fourth quarter of 2006	130,000
Increased marketing and sales expenses, including communications	1,131,000
Increase in human resources expenses	249,000
Increase in accounting fees, offset by lower Sarbanes-Oxley costs	242,000
Other increases	216,000

$5,000,000

We expect that our SG&A expense will increase slightly in 2008 as we hire additional international sales and support personnel.

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisition of certain assets of the eVue product line in the fourth quarter of 2006, the acquisition of Gryphics, Inc. in the second quarter of 2007 and the acquisition of certain assets of Synatron GmbH in the third quarter of 2007. Net purchased intangibles totaled $15.0 million at December 31, 2007 and current amortization is approximately $0.6 million per quarter.

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $1.5 million, $1.6 million and $1.1 million, respectively, in 2007, 2006 and 2005. The decrease in 2007 compared to 2006 was due to the use of $14.9 million, net of cash acquired, for the purchase of Gryphics, Inc. in April 2007 and the purchase of certain assets of Synatron GmbH in July 2007 and the use of $9.5 million during 2007 for the purchase of fixed assets, partially offset by $4.0 million of cash generated by operations, net proceeds from the sale of marketable securities of $18.9 million and $2.0 million of cash from the sale of stock pursuant to our stock plans. These decreases were partially offset by higher interest rates in 2007 compared to 2006. The increase in 2006 compared to 2005 was primarily due to higher average cash balances in 2006 compared to 2005, as well as higher interest rates in 2006 compared to 2005.

Interest expense was $18,000 in 2005, of which $16,000 was related to interest on our $7.0 million note payable for the portion of the 30-day prepayment notice period that occurred in January 2005. We gave notice of prepayment and prepaid the remainder of our $7.0 million note payable and related interest in late December 2004.

Other, net was comprised of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Remeasurement related foreign currency gains (losses)	$(254)	$97	$(34)
Gains related to foreign currency hedges	238	253	151
Settlement income from a service provider	—	—	700
Other	(103)	(3)	131

	$(119)	$347	$948

The settlement income from a service provider was fully recognized in the second quarter of 2005 and we do not anticipate any additional settlement income in future periods.

Income Taxes

Our provision for income taxes totaled $0.6 million, or 38.7% of income before income taxes, in 2007, $1.5 million, or 29.3% of income before income taxes, in 2006 and $1.2 million, or 12.4%, of income before income taxes, in 2005.

The 2007 effective tax rate differed from federal statutory rates primarily due to benefits from research and experimental tax credits, non-deductible SFAS No. 123R stock-based compensation and the non-taxable income for federal tax purposes offset by increases to tax expense related to additions to tax contingencies recorded during the year and an out-of-period tax adjustment related to inter-company sales and unrealized foreign currency gains and losses.

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

At December 31, 2007, we had a net deferred tax liability on our balance sheet totaling $0.4 million, primarily related to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition, offset by deferred tax assets for reserves and research tax credits.

We are currently undergoing an IRS audit and, in February 2008, we received notification that the audit will disallow certain research and development credits on our returns for which we have not provided a contingency provision. When a formal response is received from the IRS we will determine whether we need to provide any additional tax contingencies in the first quarter of 2008. In addition, we may enter into a legal dispute with the IRS over this matter and the costs could be significant.

Liquidity and Capital Resources

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $34.3 million at December 31, 2007, as well as from cash expected to be generated from operations. In 2007, we used $14.9 million of cash, net of cash acquired, for acquisitions as discussed in Note 3 of Notes to Consolidated Financial Statements.

Net cash provided by operating activities in 2007 was $4.0 million and consisted of net income of $0.9 million, depreciation, amortization and stock-based compensation of $7.0 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased $0.6 million to $18.2 million at December 31, 2007 compared to $17.6 million at December 31, 2006, due primarily to an increase in our days sales outstanding. In addition, a greater percentage of our revenue was in the last month of the fourth quarter of 2007 as compared to the last month of the fourth quarter of 2006. Our days sales outstanding was approximately 74 days at December 31, 2007 compared to 71 days at December 31, 2006.

Inventories increased $3.5 million to $18.6 million at December 31, 2007 compared to $15.1 million at December 31, 2006, primarily due to the timing of systems orders and shipments and the acquisition of Gryphics, Inc. We believe that our inventory levels at December 31, 2007 are adequate given our revenue projections for the first quarter of 2008.

Deferred income taxes were a net liability of $0.4 million at December 31, 2007 compared to a net asset of $2.7 million at December 31, 2006. The change in deferred income taxes was due primarily to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition.

Net cash used in investing activities of $6.5 million in 2007 resulted from $9.5 million used for the purchase of fixed assets and $14.9 million, net of cash acquired, used for the acquisition of Gryphics, Inc. and certain assets of Synatron GmbH. These uses were offset by a net maturity and sale of marketable securities of $18.9 million. Purchases of fixed assets primarily were for our PPD capacity expansion project. We anticipate spending approximately $5.0 to $7.0 million in 2008 for fixed assets, primarily for PPD capacity expansion.

Net cash provided by financing activities of $2.1 million in 2007 resulted primarily from $2.0 million of proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan and $0.1 million of tax benefits related to stock option exercises.

Seasonality

Typically, our revenue is lower in our fiscal first quarter than in our fiscal fourth quarter preceding it. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2007 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond
Operating Leases	$16,953	$2,466	$4,427	$4,242	$5,818
Capital Leases	68	15	31	22	—
Purchase Order Commitments	8,507	8,507	—	—	—

	$25,528	$10,988	$4,458	$4,264	$5,818

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

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. We have not recorded any impairment charges for long-lived assets during 2007, 2006 or 2005.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the estimated future benefit of research and development tax credits, foreign tax credits, net operating loss carryforwards and other temporary differences to the extent management believes these assets will be realized. A valuation allowance is recorded when management can not reach the conclusion that it is more likely than not that the deferred tax assets will be realized. At December 31, 2007, we had gross deferred tax liabilities on our balance sheet totaling $0.4 million, primarily related to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition, offset by timing differences in the recognition of certain reserves and accruals. The valuation allowance against deferred tax assets totaled $2.1 million at December 31, 2007. We believe it is more likely than not that the benefits of the unreserved assets will be realized. We may record additional valuation allowances in the future.

Uncertainty in Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with paragraph 19, we elected to continue to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements. At December 31, 2007, we had unrecognized tax benefits of $1.1 million, of which $0.9 million would have an impact on the effective tax rate, and interest and penalties accrued on unrecognized tax benefits were $0.2 million. Although we cannot be certain of the final outcome of any ongoing tax examinations, we believe it is reasonably possible that the total amount of unrecognized benefits will decrease in the range of $0.7 million to $0.9 million within the next 12 months.

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

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables and bookings positions. As of December 31, 2007, we had contracts outstanding for the purchase of Japanese yen totaling approximately $2.5 million, which mature through January 2008.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the remeasurement of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.

Our forward exchange contracts do not qualify for hedge accounting treatment in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS No. 133,” and, accordingly, gains and losses on our forward exchange contracts are recognized currently as a component of other income (expense).

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of December 31, 2007, we held cash, cash equivalents and short-term marketable securities of $29.4 million. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income related to our cash, cash equivalents and marketable securities of approximately $294,000, assuming our December 31, 2007 balances remained constant. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair market value of our cash and cash equivalents.

As of December 31, 2007, we held long-term fixed rate investments of $4.8 million that consisted primarily of municipal obligations. An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. Declines in interest rates over time would reduce our interest income from our long-term investments, as funds are re-invested at current market interest rates.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2007 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Revenue	$22,471	$24,116	$21,343	$21,992
Gross profit	10,262	10,803	9,888	10,168
Net income (loss)	1,048	238	(216)	(140)
Basic net income (loss) per share(1)	0.09	0.02	(0.02)	(0.01)
Diluted net income (loss) per share(1)	0.09	0.02	(0.02)	(0.01)
2006
Revenue	$19,699	$19,598	$22,950	$22,605
Gross profit	8,567	8,746	9,914	9,815
Net income	656	796	1,232	926
Basic net income per share(1)	0.06	0.07	0.11	0.08
Diluted net income per share(1)	0.06	0.07	0.10	0.08

(1)	Quarterly per share amounts may not add to yearly totals due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2007. Their report appears below.

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

We acquired Gryphics, Inc. on April 3, 2007 and certain assets of Synatron GmbH on July 3, 2007. In connection with these acquisitions, we are reviewing our internal control over financial reporting and implementing new processes and procedures to integrate the activities associated with accounting for Gryphics, Inc and the operations of our German subsidiary, Cascade Microtech GmbH. We have excluded Gryphics, Inc. and Cascade Microtech, GmbH, with total assets of $34.0 million and revenues of $4.3 million, from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited Cascade Microtech, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Gryphics, Inc. and Cascade Microtech GmbH during 2007, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, Gryphics, Inc.’s and Cascade Microtech GmbH’s internal control over financial reporting associated with total assets of $34,027,000 and total revenues of $4,304,000 included in the consolidated financial statements of Cascade Microtech, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Gryphics, Inc. and Cascade Microtech GmbH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 17, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

We have incorporated by reference into Part III the information that will appear in our definitive proxy statement for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers is included under “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Financial Expert” and “Code of Ethics” in our definitive proxy statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Potential Payments Upon Termination or Change-in-Control” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2007.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by shareholders(3)	1,316,369	(1)	$10.44	860,892	(2)
Equity compensation plans not approved by shareholders(4)	—		—	—

Total	1,316,369		$10.44	860,892

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

(2)

Represents 678,647 shares of common stock available for issuance under our 1993 Stock Incentive Plan and our 2000 Stock Incentive Plan combined and 182,245 shares of common stock available for purchase under our 2004 Employee Stock Purchase Plan.

(3)	Consists of our 1993 Stock Incentive Plan, 2000 Stock Incentive Plan and 2004 Employee Stock Purchase Plan.

(4)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

Additional information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under “Certain Relationships and Related Transactions” and “Director Independence and Lead Independent Director” in our definitive proxy statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Cascade Microtech, Inc., Gryphics Acquisition Corporation and Gryphics, Inc., dated as of April 3, 2007. Incorporated by reference to our Current Report on Form 8-K filed on April 5, 2007.

3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.

3.2	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

3.3	First Amendment to Second Amended and Restated Bylaws of Cascade Microtech, Inc. dated November 16, 2007. Incorporated by reference to our Current Report on Form 8-K filed on November 21, 2007.

4.1	Reference is made to Exhibit 3.1

10.1*	Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-47100.

10.2*	Cascade Microtech, Inc. 1993 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-47100.

10.3*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 24, 2006.

10.4*	Cascade Microtech, Inc. 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1, File No. 333-113256.

10.5*	Employment Agreement of Steven Sipowicz. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-113256.

10.6*	First Amendment to Executive Employment Agreement of Steven Sipowicz dated October 27, 2005. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2005 and filed November 14, 2005.

10.7	Lease Agreements I and II between Amberjack, Ltd. And Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-47100.

10.8	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

Exhibit No.	Description

10.9	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.10	Lease Agreement between Bermuda Trust (Singapore) Limited and Cascade Microtech, Inc. commencing December 12, 2003. Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-113256.

10.11	Patent License Agreement between Micronics Japan Co., Ltd, Hewlett Packard Japan, Ltd., and Cascade Microtech Japan, Inc. dated July 28, 1997. Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-47100.

10.12	Purchase Agreement between Intel Corporation and Cascade Microtech, Inc., dated April 12, 2003. Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, File No. 333-113256.

10.13*	Executive Compensation Plan for the Six-Month Period Ending June 30, 2008. Incorporated by reference to our Current Report on Form 8-K filed on February 14, 2008.

10.14	Summary of Non-Employee Director Compensation. Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 13, 2005.

10.15	Shareholder Agreement by and among Cascade Microtech, Inc. and each of the shareholders of Gryphics, Inc. dated as of April 3, 2007. Incorporated by reference to our Current Report on Form 8-K filed on April 5, 2007.

10.16*	Executive Employment Agreement between Cascade Microtech, Inc. and Geoff Wild. Incorporated by reference to our Current Report on Form 8-K filed on December 6, 2007.

14	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21	List of Subsidiaries.

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ GEOFF WILD
Geoff Wild
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 17, 2008.

SIGNATURE	TITLE

/s/ GEOFF WILD Geoff Wild	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEVEN SIPOWICZ Steven Sipowicz	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ERIC W. STRID Eric W. Strid	Chairman of the Board and Chief Technical Officer

/s/ KEITH BARNES Keith Barnes	Director

/s/ F. PAUL CARLSON F. Paul Carlson	Director

/s/ GEORGE P. O’LEARY George P. O’Leary	Director

/s/ WILLIAM R. SPIVEY William R. Spivey	Director

/s/ RAYMOND A. LINK Raymond A. Link	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 11 to the consolidated financial statements, the Company changed their method of accounting for share-based payment awards effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 17, 2008

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$4,900	$5,260
Short-term marketable securities	24,521	38,534
Accounts receivable, net of allowances of $203 and $153	18,195	17,642
Inventories, net	18,608	15,094
Prepaid expenses and other	1,874	2,055
Deferred income taxes	2,729	2,042

Total Current Assets	70,827	80,627
Long-term marketable securities	4,836	9,662
Fixed assets, net of accumulated depreciation of $14,280 and $13,385	14,575	6,818
Deferred income taxes	—	682
Goodwill	17,310	1,295
Purchased intangible assets, net	15,042	2,610
Other assets, net	2,691	2,092

Total Assets	$125,281	$103,786

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$13	$—
Accounts payable	5,158	6,013
Deferred revenue	1,102	1,184
Accrued liabilities	5,589	5,026

Total Current Liabilities	11,862	12,223
Capital leases, net of current portion	51	—
Deferred income taxes	3,114	—
Deferred revenue	481	199
Other long-term liabilities	2,168	1,171

Total Liabilities	17,676	13,593
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 12,878 and 11,717	129	117
Additional paid-in capital	79,568	63,144
Accumulated other comprehensive income (loss) - unrealized holding gains (losses) on investments	45	(1)
Retained earnings	27,863	26,933

Total Shareholders’ Equity	107,605	90,193

Total Liabilities and Shareholders’ Equity	$125,281	$103,786

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
Revenue	$89,922	$84,852	$73,637
Cost of sales	48,369	47,367	39,351
Stock-based compensation	432	443	39

Gross profit	41,121	37,042	34,247
Operating expenses:
Research and development (includes $361, $305 and $17, respectively, of stock-based compensation)	11,241	8,949	6,968
Selling, general and administrative (includes $1,553, $1,134 and $66, respectively, of stock-based compensation)	27,723	24,819	19,778
Amortization of purchased intangibles	1,977	130	—

	40,941	33,898	26,746

Income from operations	180	3,144	7,501
Other income (expense):
Interest income	1,457	1,615	1,061
Interest expense	(2)	(1)	(18)
Other, net	(119)	347	948

	1,336	1,961	1,991

Income before income taxes	1,516	5,105	9,492
Provision for income taxes	586	1,495	1,173

Net income	$930	$3,610	$8,319

Basic net income per share	$0.07	$0.31	$0.75

Diluted net income per	$0.07	$0.30	$0.70

Shares used in per share calculations:
Basic	12,550	11,482	11,055

Diluted	12,840	11,959	11,816

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Shareholders’ Equity for The Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock- Based Comp.	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2004	10,864	$109	$55,402	$(310)	$(17)	$15,004	$70,188
Common stock issued pursuant to stock plans	464	4	2,175	—	—	—	2,179
Additional IPO costs	—	—	(99)	—	—	—	(99)
Amortization of deferred stock-based compensation, net	—	—	(46)	168		—	122
Tax benefit of stock option exercises	—	—	855	—	—	—	855
Unrealized holding loss on investments	—	—	—	—	(59)	—	(59)
Net income	—	—	—	—	—	8,319	8,319

Balance at December 31, 2005	11,328	113	58,287	(142)	(76)	23,323	81,505
Common stock issued pursuant to stock plans	389	4	2,172	—	—	—	2,176
Reversal of deferred stock-based compensation upon adoption of SFAS No. 123R	—	—	(142)	142	—	—	—
Stock-based compensation	—	—	1,882	—	—	—	1,882
Tax benefit of stock option exercises	—	—	945	—	—	—	945
Unrealized holding gain on investments	—	—	—	—	75	—	75
Net income	—	—	—	—	—	3,610	3,610

Balance at December 31, 2006	11,717	117	63,144	—	(1)	26,933	90,193
Common stock issued pursuant to stock plans	318	3	1,986	—	—	—	1,989
Common stock issued for acquisition	843	9	11,950	—	—	—	11,959
Stock-based compensation	—	—	2,346	—	—	—	2,346
Tax benefit of stock option exercises	—	—	142	—	—	—	142
Unrealized holding gain on investments	—	—	—	—	46	—	46
Net income	—	—	—	—	—	930	930

Balance at December 31, 2007	12,878	$129	$79,568	$—	$45	$27,863	$107,605

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$930	$3,610	$8,319
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisition:
Depreciation and amortization	4,688	2,065	1,859
Stock-based compensation, net	2,346	1,882	122
Loss on disposal of fixed assets	100	3	27
Deferred income taxes	(1,457)	(451)	(418)
Excess tax benefits related to stock options exercises	(142)	(945)	855
(Increase) decrease, net of acquisition, in:
Accounts receivable, net	441	(1,460)	(2,542)
Inventories, net	(2,899)	(4,086)	(709)
Prepaid expenses and other	349	707	(1,421)
Increase (decrease), net of acquisition, in:
Accounts payable	(2,251)	1,990	(47)
Deferred revenue	200	612	(90)
Accrued and other long-term liabilities	1,702	3,210	(49)

Net cash provided by operating activities	4,007	7,137	5,906
Cash flows from investing activities:
Purchase of marketable securities	(23,726)	(52,152)	(46,814)
Proceeds from sale of marketable securities	42,611	53,702	41,577
Purchase of fixed assets	(9,440)	(3,970)	(2,018)
Proceeds from disposal of fixed assets	7	9	29
Investment in patents and other assets	(1,042)	(768)	(542)
Cash paid for acquisitions, net of cash acquired	(14,905)	(4,035)	—

Net cash used in investing activities	(6,495)	(7,214)	(7,768)
Cash flows from financing activities:
Principal payments on capital lease obligations	(3)	(8)	(27)
Excess tax benefits related to stock options exercises	142	945	—
Additional offering costs	—	—	(99)
Proceeds from issuances of common stock, net	1,989	2,176	2,179

Net cash provided by financing activities	2,128	3,113	2,053

Increase (decrease) in cash and cash equivalents	(360)	3,036	191
Cash and cash equivalents:
Beginning of year	5,260	2,224	2,033

End of year	$4,900	$5,260	$2,224

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$1	$2
Cash paid (refunds received) for income taxes, net	1,425	(1,193)	2,127
Supplemental disclosure of non-cash information
Reversal of deferred stock-based compensation	$—	$142	$46
Common stock issued in connection with acquisition	11,959	—	—
Assets acquired with acquisitions	16,921	—	—
Liabilities acquired with acquisitions	4,962	119	—
Accrual of additional acquisition payment	1,000	—	—
Unrealized gain (loss) on investment activities	46	75	(59)
Equipment acquired with capital lease	67	—	—

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

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the periods presented. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, warranty liabilities, deferred tax asset valuation allowance, unrecognized tax benefits, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Included in cash and cash equivalents were cash equivalents of $65,000 and $342,000 at December 31, 2007 and 2006, respectively, which consisted of money market funds, and are stated at cost, which approximates market value. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

The provision for doubtful accounts totaled $67,000, $114,000 and $15,000, respectively, in 2007, 2006 and 2005. The allowance for doubtful accounts totaled $203,000 and $153,000, respectively, at December 31, 2007 and 2006. Historically, write-offs have been insignificant.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Write-downs of inventory totaled $519,000, $285,000 and $125,000, respectively, in 2007, 2006 and 2005.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of our capital lease obligations approximate carrying value as such instruments’ stated interest rates do not differ significantly from current market rates.

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter. We did not capitalize any interest during 2007, 2006 or 2005.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and if an indication of goodwill impairment exists for the reporting unit, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

We performed our annual impairment review of goodwill in the fourth quarter of each year and concluded that there was no impairment in 2007 or 2006.

Purchased Intangible Assets

Purchased intangible assets at December 31, 2007 and 2006 included various intangible assets acquired with our acquisition of certain assets of the eVue product line in the fourth quarter of 2006, the acquisition of Gryphics, Inc. in the second quarter of 2007 and the acquisition of certain assets of Synatron GmbH in the third quarter of 2007. These assets are amortized using the straight-line method over their estimated useful lives of one to ten years. Purchased intangible assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” There is no significant residual value for any of the purchased intangible assets.

Other Assets

Other assets at December 31, 2007 and 2006 included various patents and other long-term assets with definite useful lives. These assets are amortized using the straight-line method over estimated useful lives of one to eight years and have no significant residual value. Patents and other assets with determinable lives are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by us, including patents and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. We did not record any impairment charges against our long-lived assets during 2007, 2006 or 2005.

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

Sales Returns

Customers may return standard products for any reason within 30 days after delivery, provided that the return is received in its original condition, including all packing materials, for a refund, less a stocking charge. Custom products are non-refundable unless agreed to in writing by us. For certain products, we also provide for a credit against the purchase of future products. We recognize revenue for products with a right of return in accordance with the revenue recognition policies discussed above. Historically, sales returns have not been significant.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

Significant Customers

No customer in 2007, 2006 or 2005 accounted for 10% or more of our total revenues and no customers accounted for 5% or more of our gross accounts receivable balance at December 31, 2007 or 2006.

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

Warranty accrual, December 31, 2004	$365
Reductions for warranty charges	(501)
Additions to warranty reserve	624

Warranty accrual, December 31, 2005	488
Reductions for warranty charges	(525)
Additions to warranty reserve	573

Warranty accrual, December 31, 2006	536
Reductions for warranty charges	(637)
Additions to warranty reserve	602

Warranty accrual, December 31, 2007	$501

Advertising

Advertising costs are expensed as incurred and totaled $251,000, $393,000 and $196,000 in 2007, 2006 and 2005, respectively.

Research and Development

Research and development costs are expensed as incurred.

Forward Exchange Contracts

We account for forward exchange contracts in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities.” SFAS Nos. 137 and 138 are amendments to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS Nos. 133, 137 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 137 and 138 require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

At times, we enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations on sales denominated in Japanese yen. These foreign exchange contracts are not considered hedges under SFAS No. 138, and as such are recorded at fair value on the balance sheet with any changes in fair value included as other income (expense), net on our statements of operations. At December 31, 2007 and 2006, we had $2.5 million and $4.5 million, respectively, of forward exchange contracts outstanding. The estimated fair value of the contracts outstanding at December 31, 2007 and 2006 was $2.5 million and $4.4 million, respectively.

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109. In accordance with paragraph 19, we elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements. Upon adoption, we analyzed our tax positions to determine if there were any that were “more-likely-than-not” to be sustained as of the adoption date. Based on this analysis, we determined that no adjustment was required upon adoption of Interpretation No. 48. At the date of adoption, we had unrecognized tax benefits of $0.7 million, of which $0.4 million would have an impact on the effective tax rate, and interest and penalties accrued on unrecognized tax benefits were $49,000.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Net Income Per Share

We compute net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method, if dilutive.

The following table reconciles the shares used in calculating basic net income per share to the shares used in calculating diluted net income per share (in thousands):

Year Ended December 31,	2007	2006	2005
Shares used to calculate basic net income per share	12,550	11,482	11,055
Incremental shares	290	477	761

Shares used to calculate diluted net income per share	12,840	11,959	11,816

Outstanding stock options not considered as they would have been antidilutive	871	727	296

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Our deferred compensation balance of $142,000 as of December 31, 2005, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified into additional paid in capital upon the adoption of SFAS No. 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in the net income in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method and recognized the value of awards on a straight-line basis over the vesting period of the award as prescribed by APB 25. We provided disclosures of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense as follows (in thousands, except per share amounts):

Year Ended December 31,	2005
Net income attributed to common shareholders, as reported	$8,319
Add stock-based compensation included in reported net income, net of tax	107
Fair value of stock-based employee compensation, net of tax	(1,849)

Net income, pro forma	$6,577

Net income per share – basic, as reported	$0.75

Net income per share – basic, pro forma	$0.59

Net income per share – diluted, as reported	$0.70

Net income per share – diluted, pro forma	$0.56

To determine stock-based compensation included in reported net income, net of tax, we used a tax rate approximating our effective tax rate of 12.4% for 2005.

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

In addition, we rely on several suppliers to provide certain key components used in our products. Some of these items are available from only one supplier or a limited group of suppliers. Any disruption in the availability and delivery of these items could adversely affect our revenues.

Segment Reporting

Based upon the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in two business segments: the Engineering Products Division (“EPD”) and the Production Products Division (“PPD”). Our engineering probe stations, analytical probes and probing accessories are sold EPD. Our production probe cards and test sockets are sold through PPD.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS No. 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for business combinations that occur after January 1, 2009.

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangement entered into in fiscal years beginning after December 15, 2007. We are analyzing the effect of the adoption of EITF 07-3.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. The effective date for non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been deferred to fiscal years beginning after November 15, 2008. We are currently in the process of analyzing the impact of applying SFAS No. 157 on our financial position and results of operations.

NOTE 3. ACQUISITIONS

eVue

During the fourth quarter of 2006, we acquired certain assets and liabilities related to the eVue product line from our strategic partner in a transaction which was accounted for as a business acquisition. These assets included technology, design information for the manufacture of subassemblies and other intangibles. The results of this acquisition have been included in the consolidated financial statements since the date of acquisition as part of our EPD segment. The purchase price consisted of $4.0 million in cash, paid to the seller, plus other direct costs including attorney and other fees of $35,000. In addition, based on the seller completing certain milestones related to the eVue product line by December 31, 2007, we accrued an additional $1.0 million to be paid to the seller in the first quarter of 2008. The additional $1.0 million payment was recorded as goodwill. Goodwill will not be a amortized, but will be periodically evaluated for potential impairment. None of the goodwill will be deductible for income tax purposes.

The purchase price, including the additional $1.0 million, was allocated as follows (in thousands):

		Useful Life
Inventory	$119	—
Patent technology	961	8 years
Developed software technology	165	3 years
Customer backlog	77	1 year
Customer relationships	1,537	7 years
Goodwill	2,295	indefinite

	5,154
Current liabilities	(119)

	$5,035

The overall weighted average amortization period for the above assets as of the date of acquisition was 6.5 years. To determine the value of the technology and other identifiable intangible assets acquired, we projected such items as revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections were discounted to a net present value. Pro forma results of operations are not included as they are not materially different from actual results of operations.

Gryphics, Inc.

On April 3, 2007, we acquired Gryphics, Inc., a private company that designs, manufactures and markets a range of high performance socket products used for final production and evaluation testing of packaged semiconductor integrated circuits. The results of operations from Gryphics, Inc. have been included in our PPD segment from the date of acquisition.

We acquired all of the outstanding capital stock of Gryphics for 842,753 shares of our common stock with a fair market value of approximately $12.0 million, based on the per share closing price of our common stock for a reasonable time period before and after the acqusition, and cash of $13.7 million, subject to a post-closing purchase price adjustment. The number of shares issued was determined based on a contractual formula. Approximately $1.3 million of the $13.7 million is being held in escrow for a one-year period to secure the indemnification obligation of the shareholders of Gryphics. In addition, we incurred $0.3 million of acquisition costs.

The acquisition was accounted for by the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” The fair values of tangible and identifiable intangible assets acquired, including useful lives, were based upon a valuation as estimated by management.

The following summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

		Useful Life
Cash	$999	—
Accounts receivable	994	—
Inventories	614	—
Prepaid expenses and other	168	—
Property, plant and equipment	598	1 - 7 years
Trade name and trademarks	1,136	10 years
Non-compete agreements	156	2 years
Developed technology	8,242	8 years
Customer relationships	3,681	7 years
Goodwill	14,404	—

	30,992
Accounts payable	(396)	—
Deferred tax liabilities	(4,566)	—

	$26,030

The overall weighted average amortization period for the above assets as of the date of acquisition was 8.1 years. Goodwill of $14.4 million was recorded as a result of consideration paid in excess of the fair value of the net tangible assets and liabilities acquired, which resulted from expected future revenues and the workforce acquired. The goodwill has been assigned to the PPD segment. Within one year from the purchase date, we may update the value allocated to the purchased assets and the resulting goodwill balance as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Goodwill will not be amortized, but will be periodically evaluated for potential impairment. None of the goodwill will be deductible for income tax purposes.

Pro forma results of operations, assuming the above acquisition occurred as of January 1, 2006, were as follows (in thousands, except per share amounts):

Year Ended December 31,	2007	2006
Total revenues	$91,359	$92,546
Net income	532	3,375
Basic earnings per share	0.04	0.27
Diluted earnings per share	0.04	0.26

Pro forma historical results of operations are not necessarily indicative of actual future results of operations.

Synatron GmbH

In July 2007, we terminated our distribution agreement and acquired certain assets and operations from our German distributor, Synatron GmbH, for an amount of $1.8 million in cash plus nominal acquisition costs. An additional $0.2 million was placed in escrow and will be paid for the purchase of Synatron GmbH in July 2008, subject to meeting certain milestones pursuant to the agreement. The contingent purchase price will be recorded when paid. We have established a new subsidiary, Cascade Microtech, GmbH, which commenced operations as a direct sales and support office in Munich, Germany.

The acquisition of these assets was accounted for using the purchase method of accounting and the purchase price was allocated as follows:

		Useful Life
Customer relationship	$928	5 years
Customer backlog	265	Less than 1 year
Goodwill	605	—
Equipment	15	1 to 5 years

	$1,813

The fair values of tangible and identifiable intangible assets acquired, including useful lives, were based upon a valuation as estimated by management. The goodwill of $605,000 was recorded as a result of the consideration paid in excess of the fair value of the net assets acquired, which resulted from expected future revenues. The goodwill has been assigned to the EPD segment. Goodwill will not be amortized, but will be periodically evaluated for potential impairment. The goodwill is expected to be deductible for income tax purposes.

Pro forma results of operations are not included as they are not materially different from actual results of operations.

NOTE 4. MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

December 31,	2007	2006
Fair market value:
Municipal obligations	$29,357	$47,196
Agency discount notes	—	1,000

	$29,357	$48,196

Cost:
Municipal obligations	$29,312	$47,197
Agency discount notes	—	1,000

	$29,312	$48,197

Fair market value by maturity:
Within one year	$24,521	$38,534
One to two years	4,836	9,662

	$29,357	$48,196

Gross unrealized holding gains (losses):
Municipal obligations	$45	$(1)

	$45	$(1)

Fair value of investments with unrealized losses	$769	$20,695

Fair value of investments with unrealized gains	$19,488	$10,491

Proceeds from the sale of available for sale marketable securities were $42.6 million and $53.7 million in 2007 and 2006, respectively.

At December 31, 2007 and 2006, we determined that unrealized losses on our marketable securities were temporary based on the duration of the unrealized losses and on our ability to hold the marketable securities until maturity. No investments were in an unrealized loss position for more than one year. Realized gains and losses on marketable securities were immaterial during 2007, 2006 and 2005.

NOTE 5. INVENTORIES

Inventories consisted of the following (in thousands):

December 31,	2007	2006
Raw materials	$9,764	$6,205
Work-in-process	2,471	2,947
Finished goods	6,373	5,942

	$18,608	$15,094

NOTE 6. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

December 31,	2007	2006
Equipment	$19,102	$14,751
Leasehold improvements	6,154	3,027
Construction in progress	3,599	2,425

	28,855	20,203
Less accumulated depreciation	(14,280)	(13,385)

	$14,575	$6,818

Depreciation expense was $2.3 million, $1.6 million and $1.5 million, respectively, in 2007, 2006 and 2005.

NOTE 7. GOODWILL, PURCHASED INTANGIBLES AND OTHER INTANGIBLE ASSETS

The change in goodwill was as follows (in thousands):

Year Ended December 31,	2007	2006
Balance, beginning of period	$1,295	$—
Acquisition of certain assets of the eVue product line	—	1,295
Additional purchase price for certain assets of the eVue product line	1,000
Acquisition of Gryphics, Inc.	14,404	—
Acquisition of certain assets of Synatron GmbH	605	—
Adjustments to goodwill	6	—

Balance, end of period	$17,310	$1,295

Adjustments to goodwill include additional acquisition costs related to our acquisition of certain assets of the eVue product line.

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

December 31,	2007	2006
Patents	$5,523	$4,641
Accumulated amortization	(3,253)	(2,859)

	$2,270	$1,782

Purchased intangible assets, net included the following:

December 31,	2007	2006
Developed technology	$8,242	$—
Accumulated amortization	(773)	—

	7,469	—
Purchased patents	961	961
Accumulated amortization	(150)	(30)

	811	931
Developed software technology	165	165
Accumulated amortization	(69)	(14)

	96	151
Customer relationships	6,146	1,537
Accumulated amortization	(762)	(61)

	5,384	1,476
Trade names and trademarks	1,136	—
Accumulated amortization	(85)	—

	1,051	—
Non-compete agreements	156	—
Accumulated amortization	(58)	—

	98	—
Customer backlog	342	77
Accumulated amortization	(209)	(25)

	133	52

Total purchased intangible assets, net	$15,042	$2,610

Amortization expense of internally developed patents and purchased intangible assets totaled $2,370,000, $502,000 and $311,000, respectively, in 2007, 2006 and 2005. Of the amortization expense, $394,000, $372,000 and $311,000, respectively, was for internally developed patents and was included as a component of selling, general and administrative expense.

Amortization of the identifiable intangible assets is as follows over the next five years and thereafter (in thousands):

	Internally Developed Patents	Developed Technology	Purchased Patents	Developed Software Technology	Customer Relationships
2008	$635	$1,030	$120	$55	$931
2009	515	1,030	120	41	931
2010	434	1,030	120	—	931
2011	367	1,030	120	—	931
2012	262	1,030	120	—	838
Thereafter	57	2,319	211	—	822

	Trade names and trademarks	Non-compete agreements	Customer Backlog
2008	$114	$78	$133
2009	114	20	—
2010	114	—	—
2011	114	—	—
2012	114	—	—
Thereafter	481	—	—

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

December 31,	2007	2006
Accrued compensation and benefits	$2,372	$2,261
Income taxes payable	1,533	1,072
Accrued warranty	501	536
Accrued materials returns	332	473
Other	851	684

	$5,589	$5,026

NOTE 9. INCOME TAXES

Domestic and foreign pre-tax income was as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Domestic	$1,033	$3,915	$9,215
Foreign	483	1,190	277

	$1,516	$5,105	$9,492

The provision (benefit) for income taxes consisted of the following (in thousands):

Year Ended December 31,	2007	2006	2005
Current:
Federal	$1,786	$1,222	$1,443
State	86	68	130
Foreign	307	407	5

Total current	2,179	1,697	1,578
Deferred:
Federal	(1,365)	(292)	(373)
State	(208)	48	(23)
Foreign	(20)	42	(9)

Total deferred	(1,593)	(202)	(405)

Provision for income taxes	$586	$1,495	$1,173

The provision (benefit) for income taxes varies from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Federal income tax computed at statutory rates	$516	$1,736	$3,228
Extraterritorial income exclusion tax benefit	—	(139)	(286)
Difference in foreign tax rate	(26)	59	—
State income taxes, net of federal benefit	42	64	209
Stock-based compensation	429	508	(30)
Tax credits (R&D and foreign tax credit)	(679)	(508)	(1,289)
Changes in valuation allowance	160	191	(107)
Tax exempt interest income	(443)	(538)	(338)
Unrecognized tax benefits	534	243	—
State net operating loss utilized	—	—	(38)
Other	53	(121)	(176)

Provision for income taxes	$586	$1,495	$1,173

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

December 31,	2007	2006
Current deferred tax assets:
Reserves and allowances	$428	$465
Inventory reserves	784	686
Accrued vacation	305	302
Deferred intercompany profit	813	583
Customer deposits	423	249
Other current deferred tax assets	78	86

Gross current deferred tax assets	2,831	2,371
Valuation allowance	(87)	—

Net current deferred tax assets	2,744	2,371

Current deferred tax liabilities:
Loss on hedging activities	(15)	(329)

Current deferred tax assets, net	2,729	2,042
Non-current deferred tax assets:
Retirement allowance	194	162
State net operating loss carryforwards	150	—
Federal and state research tax credits	2,583	2,511
Stock-based compensation	281	97
Other non-current deferred tax assets	706	589

Gross non-current deferred tax assets	3,914	3,359
Valuation allowance	(2,060)	(1,972)

Net non-current deferred tax assets	1,854	1,387
Non-current deferred tax liabilities:
Purchased intangibles	(4,073)	—
Patents	(873)	(705)
Other non-current deferred tax liabilities	(22)	—

Total non-current deferred tax liabilities	(4,968)	(705)

Non-current tax assets (liabilities), net	(3,114)	682

Net total deferred tax assets (liabilities)	$(385)	$2,724

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets. In 2007, we increased the valuation allowance against State of Oregon research credits by $25,000 and established a valuation allowance against a foreign net operating loss carryforward of $150,000. In 2006, we increased the valuation allowance against State of Oregon research credits by $206,000 as we believe that this portion of the tax credits are more likely than not to not be utilized in the future. As of December 31, 2007, we believe it is more likely than not that the benefit of the remaining federal credits will be realized in future periods based on anticipated future profits.

In 2005, we released $28,000 of valuation allowance related to the future realization of foreign tax credits and foreign net operating losses.

The net increase (decrease) in the total valuation allowance was $175,000, $206,000 and $(28,000), respectively, in 2007, 2006 and 2005. The valuation allowance as of December 31, 2007 and 2006 was $2.1 million and $2.0 million, respectively. As of December 31, 2007, the portion of valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to equity is approximately $109,000.

In 2007, 2006 and 2005, income tax benefits attributable to employee stock option transactions of $142,000, $945,000 and $855,000, respectively, were allocated to shareholders’ equity.

We had federal and state research and experimentation credit carryforwards of approximately $2.6 million at December 31, 2007 to offset against future taxable income. These carryforwards expire beginning 2008 through 2027.

A reconciliation of unrecognized tax benefits for 2007 was as follows (in thousands):

Balance, January 1, 2007	$645
Increases due to tax positions taken during a prior year	614
Decreases due to tax positions taken during a prior year	(134)

Balance, December 31, 2007	$1,125

Interest and penalties recognized during the period	$162

Of the total unrecognized tax benefits at December 31, 2007, $0.9 million would have an impact on the effective tax rate if recognized. Interest and penalties accrued on the unrecognized tax benefits totaled $0.2 million at December 31, 2007. Although we cannot be certain of the final outcome of any ongoing tax examinations, we believe it is reasonably possible that the total amount of unrecognized benefits related primarily to research and experimentation credits could decrease in the range of $0.7 million to $0.9 million within the next 12 months.

The tax years which remained open to examination in our major taxing jurisdictions as of December 31, 2007 were as follows:

Jurisdiction	Open Tax Years
U.S.	2004 - 2007
Japan	2001 - 2007
United Kingdom	2005 - 2007
Taiwan	2006 - 2007
China	2006 - 2007

We did not provide for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2007, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3.8 million.

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

NOTE 10. OTHER, NET

Other, net consisted of the following (in thousands):

Year ended December 31,	2007	2006	2005
Remeasurement related foreign currency gains (losses)	$(254)	$97	$(34)
Gains related to foreign currency hedges	238	253	151
Settlement income from a service provider	—	—	700
Other	(103)	(3)	131

	$(119)	$347	$948

NOTE 11. STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2007	2006	2005
Weighted average grant-date fair value of share options granted	$1,924	$3,026	$2,468
Total intrinsic value of share options exercised	1,575	2,397	3,990
Fair value of restricted shares vested	59	—	—
Stock-based compensation recognized in results of operations	2,346	1,882	122
Cash received from options exercised and shares purchased under all share-based arrangements	1,989	2,176	2,179
Tax benefit realized related to stock options exercised	142	945	855

No stock-based compensation was capitalized as a part of an asset during the years ended December 31, 2007, 2006 or 2005.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Cost of sales	$432	$443	$39
Research and development	361	305	17
Selling, general and administrative	1,553	1,134	66

	$2,346	$1,882	$122

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2007	2006	2005
Stock Option Plan
Risk-free interest rate	4.5%	4.53% - 5.07%	3.77% - 4.39%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6.5 years	4 years - 6.5 years	6 years
Expected volatility	48.3%	56.2% - 61.4%	67.4% - 68.9%
Employee Stock Purchase Plan
Risk-free interest rate	4.31% - 5.08%	4.73% - 5.08%	4.73% - 4.79%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months - 2 years	6 months -2 years	6 months - 2 years
Expected volatility	19.2% - 35.8%	24.8% - 45.7%	34.6% - 45.7%

The risk-free rate used is based on the U.S. Treasury yield over the expected term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on a weighted average actual volatility of a peer group of companies over the prior 6.5 year period. The expected volatility for our employee stock purchase plan is calculated based on our historical volatility and consideration of peer group data. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend yield is 0%.

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

At December 31, 2007, 678,647 shares were available for future grants, and we had 2,155,473 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2007 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,728,116	$9.95
Granted	11,000	14.40
Exercised	(223,121)	5.11
Forfeited	(199,626)	12.37

Outstanding at December 31, 2007	1,316,369	10.44

Certain information regarding options outstanding as of December 31, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	1,316,369	932,742
Weighted average exercise price	$10.44	$9.53
Aggregate intrinsic value	$2.0 million	$1.9 million
Weighted average remaining contractual term	5.8 years	4.9 years

The aggregate intrinsic value in the table above is based on our closing stock price of $10.19 on December 31, 2007, which would have been received by the optionees had all of the options with exercise prices less than $10.19 been exercised on that date.

Restricted stock unit activity during 2007 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2006	20,000	$13.38
Granted	168,875	10.89
Vested	(6,668)	8.89
Forfeited	(1,200)	14.40

Outstanding at December 31, 2007	181,007	11.22

As of December 31, 2007, total unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $6.0 million, which will be recognized over the weighted average remaining vesting period of 1.85 years.

Employee Stock Purchase Plan

In February 2004, our board of directors approved the 2004 Employee Share Purchase Plan (the “2004 ESPP”) and the reservation of 400,000 shares of our common stock thereunder. The 2004 ESPP consists of two-year offering periods with four consecutive, overlapping six-month purchase periods commencing on the first trading day on or after February 1 and August 1 each year (the “Enrollment Date”). Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to purchase up to 5,000 shares per six-month purchase period, at a purchase price of 85% of the fair market value of a share of common stock on the Enrollment Date or on the exercise date, whichever is lower. The exercise date is the last trading day of each offering period. If the purchase price is lower on the exercise date than on the Enrollment Date, the two-year offering period will terminate and a new two-year offering period will begin. Participating employees are automatically enrolled in the new offering period. During the year ended December 31, 2007, we issued 95,645 shares pursuant to the 2004 ESPP at a weighted average price of $8.86 per share, which represented a weighted average discount of $3.45 per share from the fair market value on the dates of purchase, and 182,245 shares remained available for purchase as of December 31, 2007.

NOTE 12. RELATED PARTY TRANSACTIONS

Agilent Technologies

Prior to our IPO, Agilent Technologies held all of the outstanding shares of Series A and 87,500 shares of the Series B. Upon our IPO, the Series A and Series B were converted into a total of 1,424,819 shares of our common stock. As of the end of January 2006, Agilent did not hold any shares of our outstanding common stock. Certain other financial information related to Agilent was as follows:

Year Ended December 31,	2005
Sales to Agilent	$2.5 million
Purchases from Agilent	$548,000
Royalties paid to Agilent for non-exclusive license to use certain patented technology relating to electrical measurement apparatuses	$11,000

FEI Company

During 2007 and 2006, we purchased certain equipment and services for $31,000 and $318,000, respectively, from FEI Company (“FEI”). In addition, FEI purchased certain equipment from us for a total of $3,000 and $122,000, respectively, during 2007 and 2006. At December 31, 2007 and 2006, we owed FEI $0 and $4,000, respectively, and we had a receivable from FEI of $3,000 and $2,000, respectively. One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI.

Raytheon, Inc.

During 2007 and 2006, we did not purchase any equipment or services from Raytheon, Inc. However, Raytheon purchased certain equipment from us for a total of $232,000 and $408,000, respectively, during 2007 and 2006. At December 31, 2007 and 2006, we had no outstanding payments owed to Raytheon, Inc. and we had a receivable from Raytheon, Inc. of $22,000 and $87,000, respectively. One of the members of our Board of Directors, Mr. William Spivey, is a member of the Board of Directors of Raytheon, Inc.

NOTE 13. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan which allows eligible employees to contribute a certain percentage of their salary. We match 40% of eligible employees’ contributions, up to a maximum of 2% of the employees’ earnings. Our matching contribution for the savings plan was $296,000, $271,000 and $230,000, respectively, in 2007, 2006 and 2005.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases and Subleases

We lease office and manufacturing space under operating leases that expire at various dates through 2015. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facility. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease. We also lease certain equipment with a cost basis at December 31, 2007 of $67,000 and accumulated depreciation at December 31, 2007 of $10,000 under capital leases.

Future minimum lease payments under non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2008	$2,466	$15
2009	2,230	15
2010	2,197	16
2011	2,091	15
2012	2,151	7
Thereafter	5,818	—

Total minimum lease payments	$16,953	68

Less amounts representing interest		(4)

Present value of future minimum lease payments		$64

Lease expense was $2.8 million, $2.6 million and $2.5 million, respectively, in 2007, 2006 and 2005. Depreciation expense related to capital leases was $10,000, $8,000 and $13,000, respectively, in 2007, 2006 and 2005.

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 15. SEGMENT REPORTING AND ENTERPRISE-WIDE DISCLOSURES

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and gross profit of EPD and PPD. Prior period information has been reclassified to match the current period presentation (dollars in thousands):

Year Ended December 31, 2007	EPD	PPD	Total
Revenue	$68,724	$21,198	$89,922
Gross Profit	$30,630	$10,491	$41,121
Gross Margin	44.6%	49.5%	45.7%

Year Ended December 31, 2006
Revenue	$67,969	$16,883	$84,852
Gross Profit	$30,522	$6,520	$37,042
Gross Margin	44.9%	38.6%	43.7%

Year Ended December 31, 2005
Revenue	$63,566	$10,071	$73,637
Gross Profit	$30,655	$3,592	$34,247
Gross Margin	48.2%	35.7%	46.5%

No customer accounted for 10% or more of our total revenue in 2007, 2006 or 2005.

Our revenues by geographic area were as follows (in thousands):

Year Ended December 31,	2007	2006	2005
United States	$35,198	$32,220	$23,877
Japan	11,349	14,239	15,085
Taiwan	8,093	6,856	7,612
Other	35,282	31,537	27,063

	$89,922	$84,852	$73,637

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2007	2006
United States	$47,469	$12,392
Japan	368	224
Germany	1,600	—
Other	181	199

	$49,618	$12,815

NOTE 16. SUBSEQUENT EVENT

Internal Revenue Service Audit

We are currently undergoing an Internal Revenue Service (“IRS”) audit and, in February 2008, we received notification that the audit will disallow certain research and development credits on our returns for which we have not provided a contingency provision. We shall determine whether we need to provide any additional tax contingencies in the first quarter of 2008. In addition, we may enter into a legal dispute with the IRS over this matter and the costs could be significant.

SCHEDULE II

Cascade Microtech, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Year Ended December 31, 2005:
Allowance for uncollectible accounts	$86	$15	$(1)	$(3)	$97
Inventory reserves	$1,802	$125	$—	$(67)	$1,860
Year Ended December 31, 2006:
Allowance for uncollectible accounts	$97	$114	$—	$(58)	$153
Inventory reserves	$1,860	$285	$—	$(202)	$1,943
Year Ended December 31, 2007:
Allowance for uncollectible accounts	$153	$67	$(6)	$(11)	$203
Inventory reserves	$1,943	$519	$—	$(313)	$2,149

(a)	Charges to this account relate to changes in foreign currency exchange rates.

(b)	Charges to the accounts included in this column are for the purposes for which the reserves were created.