Form 10-Q
period 2008-03-31
CASCADE MICROTECH INC
filed 2008-05-12
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 6, 2008 was 13,049,217.

CASCADE MICROTECH, INC.

PART 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$5,359	$4,900
Short-term marketable securities	27,522	24,521
Accounts receivable, net of allowances of $204 and $203	17,265	18,195
Inventories	18,972	18,608
Prepaid expenses and other	1,533	1,874
Deferred income taxes	2,731	2,729

Total Current Assets	73,382	70,827
Long-term marketable securities	3,717	4,836
Fixed assets, net of accumulated depreciation of $14,150 and $14,280	14,509	14,575
Goodwill	17,310	17,310
Purchased intangible assets, net	14,393	15,042
Other assets, net	2,720	2,691

Total Assets	$126,031	$125,281

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$14	$13
Accounts payable	4,657	5,158
Deferred revenue	974	1,102
Accrued liabilities	5,316	5,589

Total Current Liabilities	10,961	11,862
Capital leases, net of current portion	55	51
Deferred income taxes	3,037	3,114
Deferred revenue	423	481
Other long-term liabilities	2,253	2,168

Total Liabilities	16,729	17,676
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 13,040 and 12,878	130	129
Additional paid-in capital	81,185	79,568
Accumulated other comprehensive income - unrealized holding gains on investments	140	45
Retained earnings	27,847	27,863

Total Shareholders’ Equity	109,302	107,605

Total Liabilities and Shareholders’ Equity	$126,031	$125,281

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2008	2007
Revenue	$20,759	$22,471
Cost of sales	10,867	12,087
Stock-based compensation	109	122

Gross profit	9,783	10,262
Operating expenses:
Research and development (includes $116 and $79, respectively, of stock-based compensation)	2,906	2,639
Selling, general and administrative (includes $414 and $361, respectively, of stock-based compensation)	6,879	6,664
Amortization of purchased intangibles	648	106

	10,433	9,409

Income (loss) from operations	(650)	853
Other income (expense):
Interest income	264	455
Interest expense	(1)	(1)
Other, net	439	110

	702	564

Income before income taxes	52	1,417
Provision for income taxes	68	369

Net income (loss)	$(16)	$1,048

Basic net income (loss) per share	$(0.00)	$0.09

Diluted net income (loss) per share	$(0.00)	$0.09

Shares used in per share calculations:
Basic	12,985	11,808

Diluted	12,985	12,207

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Quarter Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(16)	$1,048
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	1,489	627
Stock-based compensation, net	639	310
Unrealized loss on foreign currency	9	—
Deferred income taxes	(79)	(28)
(Increase) decrease in:
Accounts receivable, net	930	(1,125)
Inventories, net	(364)	(412)
Prepaid expenses and other	341	(57)
Increase (decrease) in:
Accounts payable	(501)	(399)
Deferred revenue	(186)	(176)
Accrued and other long-term liabilities	(188)	813

Net cash provided by operating activities	2,074	601
Cash flows from investing activities:
Purchase of marketable securities	(16,996)	(8,872)
Proceeds from sale of marketable securities	15,209	6,730
Purchase of fixed assets	(656)	(2,175)
Investment in patents and other assets	(147)	(178)

Net cash used in investing activities	(2,590)	(4,495)
Cash flows from financing activities:
Principal payments on capital lease obligations	(4)	—
Excess tax benefits related to stock option exercises	21	252
Proceeds from issuances of common stock, net	958	1,032

Net cash provided by financing activities	975	1,284
Increase (decrease) in cash and cash equivalents	459	(2,610)
Cash and cash equivalents:
Beginning of period	4,900	5,260

End of period	$5,359	$2,650

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes, net	25	353
Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$—	$33

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from our 2007 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

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

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31 2007
Raw materials	$10,100	$9,764
Work-in-process	2,547	2,471
Finished goods	6,325	6,373

	$18,972	$18,608

Note 3. Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method, if dilutive.

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

Three Months Ended March 31,	2008	2007
Shares used to calculate basic net income (loss) per share	12,985	11,808
Dilutive effect of outstanding stock options and restricted stock units	—	399

Shares used to calculate diluted net income (loss) per share	12,985	12,207

Stock options not considered as they would have been antidilutive	1,519	722

Note 4. Comprehensive Income

Comprehensive income includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were $95,000 and $(3,000) in the first quarter of 2008 and 2007, respectively.

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

Three Months Ended March 31,	2008	2007
Warranty accrual, beginning of period	$501	$536
Reductions for warranty charges	(133)	(177)
Additions to warranty reserve	137	89

Warranty accrual, end of period	$505	$448

Note 6. Goodwill, Purchased Intangibles and Other Intangible Assets

There was no change in our goodwill balance in the quarters ended March 1, 2008 or 2007. Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

	March 31, 2008	December 31 2007
Patents	$5,672	$5,523
Accumulated amortization	(3,371)	(3,253)

	$2,301	$2,270

Purchased intangible assets, net included the following:

	March 31, 2008	December 31, 2007
Developed technology	$8,242	$8,242
Accumulated amortization	(1,030)	(773)

	7,212	7,469
Purchased patents	961	961
Accumulated amortization	(180)	(150)

	781	811
Developed software technology	165	165
Accumulated amortization	(83)	(69)

	82	96
Customer relationships	6,146	6,146
Accumulated amortization	(994)	(762)

	5,152	5,384
Trade names and trademarks	1,136	1,136
Accumulated amortization	(114)	(85)

	1,022	1,051
Non-compete agreements	156	156
Accumulated amortization	(78)	(58)

	78	98
Customer backlog	342	342
Accumulated amortization	(276)	(209)

	66	133

Total purchased intangible assets, net	$14,393	$15,042

Amortization expense of internally developed patents and purchased intangible assets totaled $767,000 and $200,000, respectively, in the first quarter of 2008 and 2007. Of the amortization expense, $118,000 and $94,000, respectively, was for internally developed patents and was included as a component of selling, general and administrative expense.

Amortization of the identifiable intangible assets is as follows over the next five years and thereafter (in thousands):

	Internally Developed Patents	Developed Technology	Purchased Patents	Developed Software Technology	Customer Relationships
Remainder of 2008	$538	$773	$90	$41	$699
2009	542	1,030	120	41	931
2010	461	1,030	120	—	931
2011	394	1,030	120	—	931
2012	289	1,030	120	—	838
Thereafter	77	2,319	211	—	822

	Trade names and trademarks	Non-compete agreements	Customer Backlog
2008	$85	$58	$66
2009	114	20	—
2010	114	—	—
2011	114	—	—
2012	114	—	—
Thereafter	481	—	—

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Accrued compensation and benefits	$2,584	$2,372
Income taxes payable	1,536	1,533
Accrued warranty	505	501
Accrued materials returns	222	332
Other	469	851

	$5,316	$5,589

Note 8. Segment Reporting

The segment data below is presented in the same manner that management organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the gross profit of the Engineering Products Division (“EPD”) and the Production Products Division (“PPD”). We do not track our assets on a segment level, and, accordingly, that information is not provided. Revenue and gross profit information by segment was as follows (in thousands):

Three Months Ended March 31, 2008	EPD	PPD	Total
Revenue	$14,469	$6,290	$20,759
Gross Profit	$6,568	$3,215	$9,783
Gross Margin	45.4%	51.1%	47.1%

Three Months Ended March 31, 2007
Revenue	$18,409	$4,062	$22,471
Gross Profit	$8,733	$1,529	$10,262
Gross Margin	47.4%	37.6%	45.7%

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

Note 9. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	March 31, 2008
	Fair Value	Input Level
Marketable securities	$31,239	Level 1
Forward sale or purchase contracts for foreign Japanese yen	$2,216	Level 2

The fair value of our marketable securities is determined based on quoted market prices. The fair value of our forward contracts is based on quoted market prices and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the value of the forward contracts on our balance sheet. We record the net unrealized gain or loss as a component of other income (expense), net on a quarterly basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We did not elect to measure any items at fair value that are not required to be measured at fair value. Accordingly, the adoption of SFAS No. 159 effective January 1, 2008 did not have any effect on our financial position or results of operations.

Note 10. Accounting Pronouncements Issued Not Yet Adopted

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any hedging instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 is not expected to have any effect on our financial position or results of operations.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a parent company’s non-controlling, or minority, interests in its subsidiaries. SFAS No. 160 also provides accounting and reporting standards for changes in a parent’s ownership interest of a non-controlling interest as well as deconsolidation procedures. SFAS No. 160 aligns the reporting of non-controlling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not have any non-controlling or minority interests and, accordingly, we do not expect the adoption of this statement to have any effect on our consolidated financial position or results of operations.

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

Note 11. Income Taxes

The income tax provision in the first quarter of 2008 included $22,000 related to estimated interest on tax contingencies. The effective tax rate in the first quarter of 2007 included a benefit for research and experimentation tax credits, which expired December 31, 2007.

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

At March 31, 2008, we had a net deferred tax liability on our balance sheet totaling $0.3 million, primarily related to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition, offset by deferred tax assets for reserves and research tax credits.

We are currently undergoing an IRS audit and, in February 2008, we received notification that the audit will disallow certain research and development credits on our returns. We did not provide any additional tax contingency in the first quarter of 2008 since we believe that we have previously provided a sufficient tax contingency provision for any future potential disallowance. When a formal response is received from the IRS we will determine whether we need to provide any additional tax contingencies. In addition, we may enter into a legal dispute with the IRS over this matter and the costs could be significant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking, including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2008. These risk factors have not significantly changed since they were filed with our Form 10-K and included the following:

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

•	Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

•	We manufacture nearly all of our products at our Oregon and Minnesota facilities, and any disruption in the operations of these facilities could harm our business.

•	We may fail to comply with environmental regulations, which could result in significant costs and harm our business.

•	Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

•	We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

•	Our employment costs in the short-term are, to a large extent, fixed, and therefore, any shortfall in sales would harm our operating results.

•	Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

•	Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

•	The anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that shareholders may consider beneficial.

•	If our stock price is volatile, securities class action litigation may be brought against us, which could result in substantial costs.

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

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 50% of our revenue typically generated from customers outside of North America, primarily in Japan, other Asian countries and, to a lesser extent, Europe.

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future. 300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 27.7% and 40.4% of our total EPD revenue in the first quarter of 2008 and 2007, respectively. Current market conditions have delayed some customers’ conversion to the higher-end 300mm systems in recent quarters, as there is currently little investment within the industry.

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

Current Events

In June 2007, we announced our Tesla system for characterization measurements of power semiconductors. The Tesla system is a 200mm platform aimed at the development of semiconductors that can handle higher currents, voltages and power densities. Tesla widens our offerings to include this important segment of semiconductors. We booked and shipped our first Tesla systems in the fourth quarter of 2007 and we continued to see companies adopting this technology in the first quarter of 2008.

In the first quarter of 2008, we shipped our first Elite 300 platform stations to companies in the U.S. and Taiwan. This next-generation engineering prober is a major upgrade of our S300 system, and should support the next five years of semiconductor research and development. We believe the new wafer stage technology in the Elite 300 should enable mechanical accuracy, reliability and maintainability that is superior to anything else available in the market today.

We achieved record revenue from our analytical probes during the first quarter of 2008. We have been focusing on increasing our analytical probe market share and expect continued growth opportunities in Europe, Japan and the U.S. We expect to introduce new analytical probe products in the second quarter of 2008, which we expect will contribute to growing our market share in the second half of 2008.

Increasing chip complexities and parallel test requirements have continued to drive higher probe card complexities and higher probe card average selling prices, which has contributed to higher gross margins for this product category.

We are also focusing on growing our PPD market share by aggressively concentrating on our top 15 customers. We are also adding application and sales resources in Singapore and Taiwan, where we believe there is significant market opportunity. Incremental sales within PPD should improve our gross margins as we currently have unused capacity, therefore we expect to gain efficiencies with increased volume.

The PDC50 parametric probe card, which was introduced in the fourth quarter of 2007, is being evaluated at several integrated device manufacturers and foundries for implementation at advanced process nodes. Successful adoption at these accounts should result in a long-term revenue stream since probe performance is integral to process control and fabs do not typically change probe technology until a new process node is introduced.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, investments, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of sales, including related stock-based compensation	52.9	54.3

Gross profit	47.1	45.7
Operating expenses:
Research and development	14.0	11.7
Selling, general and administrative	33.1	29.7
Amortization of purchased intangibles	3.1	0.5

Total operating expenses	50.2	41.9

Income (loss) from operations	(3.1)	3.8
Other income, net	3.4	2.5

Income before income taxes	0.3	6.3
Provision for income taxes	0.3	1.6

Net income	0.1%	4.7%

(1)	Percentages may not add due to rounding.

The following table summarizes revenue and gross profit for each of our segments (dollars in thousands):

Three Months Ended March 31, 2008	EPD	PPD	Total
Revenue	$14,469	$6,290	$20,759
Gross Profit	$6,568	$3,215	$9,783
Gross Margin	45.4%	51.1%	47.1%

Three Months Ended March 31, 2007
Revenue	$18,409	$4,062	$22,471
Gross Profit	$8,733	$1,529	$10,262
Gross Margin	47.4%	37.6%	45.7%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand alone divisional information. See Note 8 of Notes to Condensed Consolidated Financial Statements above for additional information.

Revenue decreased $1.7 million, or 7.6%, to $20.8 million in the first quarter of 2008 compared to $22.5 million in the first quarter of 2007.

Revenue in EPD decreased $3.9 million, or 21.4%, to $14.5 million in the first quarter of 2008 compared to $18.4 million in the first quarter of 2007.

Certain financial information which contributed to the EPD revenue results was as follows:

First quarter of 2008 compared to first quarter of 2007
Percentage decrease in unit sales	28.1%
Percentage decrease in average sales price	20.9%
Percentage increase in non-station revenue	25.7%

Average sales price includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

We realized decreased unit sales in both our 300mm systems and our non-300mm systems in the first quarter of 2008 compared to the first quarter of 2007 due to the global slow-down in semiconductor markets. There is currently very little production expansion within the semiconductor markets. Our EPD revenue in the first quarter of 2008 was primarily related to research and development activities conducted by our customers.

The decrease in average sales price in the first quarter of 2008 compared to the first quarter of 2007 was attributable to fewer high-end 300mm systems sales in relation to total system sales as companies are not currently adding capacity.

The increase in non-station revenue in the first quarter of 2008 compared to the first quarter of 2007 was primarily related to our efforts to grow our analytical probe sales, as well as higher average selling prices for our analytical probes due to the geographical mix of sales and the increased complexity of the probes.

Revenue in PPD increased $2.2 million, or 54.8%, to $6.3 million in the first quarter of 2008 compared to $4.1 million in the first quarter of 2007. This increase was partially due to the addition of Gryphics, Inc. during the second quarter of 2007, which accounted for $0.9 million of the increase. In the first quarter of 2008, we continued to focus on growing our business in market segments and applications other than our core RF business, especially in the parametric test market. Parametric test is the electrical verification of the wafer fabrication process quality and is used by all semiconductor wafer fabs world wide.

Cost of Sales and Gross Profit

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Fluctuations in gross profit as a percentage of revenue, or gross margin, typically result from changes in geographic mix, product mix, general pricing dynamics and yields in some of our production lines. Sales in Europe typically have a lower gross margin than sales in North America and Japan due to our use of third-party distributors in Europe. Within EPD, we typically achieve higher gross margins on the consumables than on the engineering probe stations.

Cost of sales, including stock-based compensation, decreased $1.2 million, or 10.1%, to $11.0 million in the first quarter of 2008 compared to $12.2 million in the first quarter of 2007 due to the following:

Decreased direct costs, such as raw materials, resulting from changes in revenue and product mix	$(1,477,000)
Decrease in indirect manufacturing overhead salaries and related costs due to changes in headcount	(267,000)
Decrease in salaries and related costs in PPD resulting from changes in headcount and other labor	(99,000)
Decrease in salaries and related costs in EPD resulting from changes in headcount and other labor related to lower production volumes	(200,000)
Increased inventory costs related to scrapping, obsolescence, revisions and returns	253,000
Increase in depreciation	213,000
Increase in expense due to reduction in metals reclaim credits	207,000
Increase due to decreased allocation of costs to research and development expense due to decreased research and development fab runs	122,000
Other	48,000

$(1,200,000)

Our gross profit decreased $0.5 million, or 4.7%, to $9.8 million in the first quarter of 2008 compared to $10.3 million in the first quarter of 2007. This decrease in our gross profit was attributable to the decreased sales discussed above, partially offset by an increase in our overall gross margin to 47.1% in the first quarter of 2008 compared to 45.7% in the first quarter of 2007. The increase in gross margin was due to an increase in the gross margins achieved within PPD, as we gained manufacturing efficiencies with increased PPD sales. The decrease within EPD resulted primarily from a shift in product mix to fewer higher-end 300mm systems, which have more accessories, partially being offset by an increase in the mix of non-station analytical probe revenue and an increase in the gross margins achieved on such products.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses increased $0.3 million, or 10.1%, to $2.9 million in the first quarter of 2008 compared to $2.6 million in the first quarter of 2007. The increase was primarily due to the following:

Increase related to Gryphics acquisition	$316,000
Increase related to higher allocations for occupancy expenses	45,000
Increase in recruiting expense related to specialized employee search	38,000
Increase in stock-based compensation due to increased headcount and annual awards	37,000
Decrease related to fewer fab runs	(122,000)
Decrease related to wages and related expenses due to lower headcount	(55,000)
Decrease in supplies expense	(45,000)
Other	53,000

$267,000

Selling, General and Administrative

Selling, general and administrative, or SG&A, expense includes compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, internally developed patent and trademark amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

SG&A expenses increased $215,000, or 3.2%, to $6.9 million in the first quarter of 2008 compared to $6.7 million in the first quarter of 2007. The increase was primarily due to the following:

Increase related to our German sales subsidiary	$382,000
Increase related to Gryphics acquisition	218,000
Increase in accounting expenses	200,000
Increase in recruiting expense related to CEO and other senior management searches	114,000
Increase in stock-based compensation due to increased headcount and annual awards	53,000
Decrease related to lower outside sales representative commissions due to shifting to more in-house sales force	(568,000)
Decrease due to lower wages and related expenses due to reduced headcount	(260,000)
Other	76,000

$215,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisition of certain assets of the eVue product line in the fourth quarter of 2006, the acquisition of Gryphics, Inc. in the second quarter of 2007 and the acquisition of certain assets of Synatron GmbH in the third quarter of 2007. Net purchased intangibles totaled $14.4 million at March 31, 2008 and current amortization is approximately $0.6 million per quarter.

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $264,000 in the first quarter of 2008 compared to $455,000 in the first quarter of 2007. The decrease was primarily due to lower cash, cash equivalent and marketable securities balances in 2008 due to the use of $14.9 million, net of cash acquired, for the purchase of Gryphics, Inc. in April 2007 and the purchase of certain assets of Synatron GmbH in July 2007.

Other, net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Remeasurement related foreign currency gains (losses)	$(184)	$15
Gains related to foreign currency hedges	612	92
Other	11	3

	$439	$110

Income Taxes

Our provision for income taxes totaled $68,000, or 130.8%, of income before income taxes and $369,000, or 26.0%, of income before income taxes, in the first quarter of 2008 and 2007, respectively. The income tax provision in the first quarter of 2008 included $22,000 related to estimated interest on tax contingencies. The effective tax rate in the first quarter of 2007 included a benefit for research and experimentation tax credits, which expired December 31, 2007.

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

At March 31, 2008, we had a net deferred tax liability on our balance sheet totaling $0.3 million, primarily related to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition, offset by deferred tax assets for reserves and research tax credits.

We are currently undergoing an IRS audit and, in February 2008, we received notification that the audit will disallow certain research and development credits on our returns. We did not provide any additional tax contingency in the first quarter of 2008 since we believe that we have previously provided a sufficient tax contingency provision for any future potential disallowance. When a formal response is received from the IRS we will determine whether we need to provide any additional tax contingencies. In addition, we may enter into a legal dispute with the IRS over this matter and the costs could be significant.

Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2008 was $2.1 million and consisted of our net loss of $16,000 being offset by non-cash depreciation, amortization and stock-based compensation of $2.1 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased $0.9 million to $17.3 million at March 31, 2008 compared to $18.2 million at December 31, 2007, due primarily to lower sales in the first quarter of 2008 than in the fourth quarter of 2007, partially offset by an increase in our days sales outstanding. Our days sales outstanding was approximately 76 days at March 31, 2008 compared to 74 days at December 31, 2007.

Inventories increased $0.4 million to $19.0 million at March 31, 2008 compared to $18.6 million at December 31, 2007, primarily due to the timing of systems orders and shipments. We believe that our inventory levels at March 31, 2008 are adequate given our revenue projections for the second quarter of 2008.

Purchases of fixed assets of $0.6 million in the first quarter of 2008 were primarily for PPD production and service related equipment. We anticipate spending a total of approximately $5.0 to $7.0 million in 2008 for fixed assets, primarily for new processes and product development within PPD.

Proceeds from the issuance of common stock of $1.0 million included proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $36.6 million at March 31, 2008, as well as from cash expected to be generated from operations. We have, from time to time, evaluated, and continue to evaluate, opportunities for acquisition and expansion. Any such transactions, if consummated, may use a portion of our working capital.

Accounting Pronouncements Issued Not Yet Adopted

See Note 10. of Notes to Condensed Consolidated Financial Statements.

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

There have been no material changes in our reported market risks or risk management policies since the filing of our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2008.

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

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008. See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading “Forward Looking Statements and Risk Factors.”

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

As of March 31, 2008, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $19.9 million, net of cash acquired, for our acquisitions of eVue product line, Gryphics, Inc. and certain assets of Synatron GmbH.

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

Date: May 12, 2008	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ GEOFF WILD
Geoff Wild
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)