Form 10-Q
period 2008-06-30
CASCADE MICROTECH INC
filed 2008-08-11
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [    ] Accelerated filer [X] Non-accelerated filer [    ] (Do not check if a smaller reporting company) Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

The number of shares of common stock outstanding as of August 7, 2008 was 13,136,012.

CASCADE MICROTECH, INC.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$5,750	$4,900
Short-term marketable securities	21,653	24,521
Accounts receivable, net of allowances of $210 and $203	13,775	18,195
Inventories	20,138	18,608
Prepaid expenses and other	1,968	1,874
Deferred income taxes	2,909	2,729

Total Current Assets	66,193	70,827
Long-term marketable securities	9,109	4,836
Fixed assets, net of accumulated depreciation of $14,473 and $14,280	14,678	14,575
Goodwill	17,310	17,310
Purchased intangible assets, net of accumulated amortization of $3,403 and $2,106	13,745	15,042
Other assets, net	2,856	2,691

Total Assets	$123,891	$125,281

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of capital leases	$13	$13
Accounts payable	4,177	5,158
Deferred revenue	982	1,102
Accrued liabilities	4,807	5,589

Total Current Liabilities	9,979	11,862
Capital leases, net of current portion	47	51
Deferred income taxes	3,071	3,114
Deferred revenue	416	481
Other long-term liabilities	2,198	2,168

Total Liabilities	15,711	17,676
Shareholders' Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 13,059 and 12,878	131	129
Additional paid-in capital	82,005	79,568
Accumulated other comprehensive income	55	45
Retained earnings	25,989	27,863

Total Shareholders' Equity	108,180	107,605

Total Liabilities and Shareholders' Equity	$123,891	$125,281

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$19,287	$24,116	$40,046	$46,587
Cost of sales	10,784	13,186	21,651	25,273
Stock-based compensation	105	127	214	249

Gross profit	8,398	10,803	18,181	21,065
Operating expenses:
Research and development (includes $95, $89, $211 and $168, respectively, of stock-based compensation)	2,826	3,120	5,732	5,759
Selling, general and administrative (includes $524, $408, $938 and $769, respectively, of stock-based compensation)	7,335	7,439	14,214	14,103
Amortization of purchased intangibles	649	555	1,297	661

	10,810	11,114	21,243	20,523

Income (loss) from operations	(2,412)	(311)	(3,062)	542
Other income (expense):
Interest income	227	366	491	821
Interest expense	—	—	(1)	(1)
Other, net	(183)	(65)	256	45

	44	301	746	865

Income (loss) before income taxes	(2,368)	(10)	(2,316)	1,407
(Provision) benefit for income taxes	510	248	442	(121)

Net income (loss)	$(1,858)	$238	$(1,874)	$1,286

Basic net income (loss) per share	$(0.14)	$0.02	$(0.14)	$0.10

Diluted net income (loss) per share	$(0.14)	$0.02	$(0.14)	$0.10

Shares used in per share calculations:
Basic	13,046	12,724	13,016	12,269

Diluted	13,046	13,038	13,016	12,625

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,874)	$1,286
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities, net of acquisition:
Depreciation and amortization	3,038	1,784
Stock-based compensation, net	1,363	1,186
(Gain) loss on disposal of fixed assets	82	(3)
Deferred income taxes	(223)	(43)
(Increase) decrease, net of acquisition, in:
Accounts receivable, net	4,420	(1,700)
Inventories, net	(1,530)	30
Prepaid expenses and other	(117)	381
Increase (decrease), net of acquisition, in:
Accounts payable	(981)	(977)
Deferred revenue	(185)	(115)
Accrued and other long-term liabilities	(752)	5

Net cash provided by operating activities	3,241	1,834
Cash flows from investing activities:
Purchase of marketable securities	(27,997)	(15,360)
Proceeds from sale of marketable securities	26,602	29,664
Purchase of fixed assets	(1,677)	(5,981)
Proceeds from disposal of fixed assets	—	4
Investment in patents and other assets	(386)	(392)
Cash paid for acquisition, net of cash acquired	—	(13,020)

Net cash used in investing activities	(3,458)	(5,085)

Cash flows from financing activities:
Principal payments on capital lease obligations	(9)	(2)
Excess tax benefits related to stock option exercises	47	237
Withholding taxes paid on net settlement of vested restricted stock units	(28)	—
Proceeds from issuances of common stock	1,057	1,251

Net cash provided by financing activities	1,067	1,486
Increase (decrease) in cash and cash equivalents	850	(1,765)
Cash and cash equivalents:
Beginning of period	4,900	5,260

End of period	$5,750	$3,495

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
(Cash paid) refunds received for income taxes, net	(311)	729
Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$5	$33
Common stock issued in connection with Gryphics acquisition	—	11,959

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

Inventories consisted of the following (in thousands):

	June 30, 2008	December 31 2007
Raw materials	$10,398	$9,764
Work-in-process	2,568	2,471
Finished goods	7,172	6,373

	$20,138	$18,608

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

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Shares used to calculate basic earnings per share	13,046	12,724	13,016	12,269
Dilutive effect of outstanding options and restricted stock units	—	314	—	356

Shares used to calculate diluted earnings per share	13,046	13,038	13,016	12,625

Stock options not considered as they would have been antidilutive	1,600	858	1,600	854

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Unrealized holding gains (losses)	$(85)	$(22)	$10	$(25)

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

	Six Months Ended June 30,
	2008	2007
Warranty accrual, beginning of period	$501	$536
Reductions for warranty charges	(336)	(319)
Additions to warranty reserve	317	232

Warranty accrual, end of period	$482	$449

Note 6. Goodwill, Purchased Intangibles and Other Intangible Assets

The roll-forward of our goodwill was as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Balance, beginning of period	$17,310	$1,295
Acquisition of Gryphics, Inc.	—	14,350
Adjustments to goodwill	—	6

Balance, end of period	$17,310	$15,651

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

	June 30, 2008	December 31 2007
Patents	$5,909	$5,523
Accumulated amortization	(3,497)	(3,253)

	$2,412	$2,270

Purchased intangible assets, net included the following:

	June 30, 2008	December 31, 2007
Developed technology	$8,242	$8,242
Accumulated amortization	(1,288)	(773)

	6,954	7,469

Purchased patents	961	961
Accumulated amortization	(210)	(150)

	751	811

Developed software technology	165	165
Accumulated amortization	(96)	(69)

	69	96

Customer relationships	6,146	6,146
Accumulated amortization	(1,227)	(762)

	4,919	5,384

Trade names and trademarks	1,136	1,136
Accumulated amortization	(142)	(85)

	994	1,051

Non-compete agreements	156	156
Accumulated amortization	(98)	(58)

	58	98

Customer backlog	342	342
Accumulated amortization	(342)	(209)

	—	133

Total purchased intangible assets, net	$13,745	$15,042

Amortization expense of internally developed patents and purchased intangible assets totaled $1.5 million and $0.9 million, respectively, in the six-month periods ended June 30, 2008 and 2007. Of the amortization expense, $244,000 and $197,000, respectively, was for internally developed patents and was included as a component of selling, general and administrative expense.

Amortization of the identifiable intangible assets is as follows over the next five years and thereafter (in thousands):

	Internally Developed Patents	Developed Technology	Purchased Patents	Developed Software Technology	Customer Relationships
Remainder of 2008	$330	$515	$60	$28	$466
2009	620	1,030	120	41	931
2010	538	1,030	120	—	931
2011	472	1,030	120	—	931
2012	366	1,030	120	—	838
Thereafter	86	2,319	211	—	822

	Trade names and trademarks	Non-compete agreements
Remainder of 2008	$57	$38
2009	114	20
2010	114	—
2011	114	—
2012	114	—
Thereafter	481	—

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Accrued compensation and benefits	$2,547	$2,372
Income taxes payable	913	1,533
Accrued warranty	482	501
Accrued materials returns	223	332
Other	642	851

	$4,807	$5,589

Note 8. Significant Customer and Segment Reporting

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

Three Months Ended June 30, 2008	EPD	PPD	Total
Revenue	$12,860	$6,427	$19,287
Gross Profit	$5,146	$3,252	$8,398
Gross Margin	40.0%	50.6%	43.5%

Three Months Ended June 30, 2007
Revenue	$19,059	$5,057	$24,116
Gross Profit	$8,421	$2,382	$10,803
Gross Margin	44.2%	47.1%	44.8%

Six Months Ended June 30, 2008	EPD	PPD	Total
Revenue	$27,329	$12,717	$40,046
Gross Profit	$11,714	$6,467	$18,181
Gross Margin	42.9%	50.9%	45.4%

Six Months Ended June 30, 2007
Revenue	$37,468	$9,119	$46,587
Gross Profit	$17,154	$3,911	$21,065
Gross Margin	45.8%	42.9%	45.2%

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

One customer accounted for 12.0% of our total revenue in the three-month period ended June 30, 2007. No other customer accounted for 10% or more of our total revenue in the three or six-month periods ended June 30, 2008 or 2007.

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

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	June 30, 2008
	Fair Value	Input Level
Marketable securities	$30,762	Level 2
Forward sale or purchase contracts for foreign Japanese yen	$2,371	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the value of the forward contracts on our balance sheet. We record the net unrealized gain or loss as a component of other income (expense), net on a quarterly basis.

Note 10. Accounting Pronouncements Issued Not Yet Adopted

SFAS No. 162

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position or results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any hedging instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 is not expected to have any material effect on our financial position or results of operations.

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

Note 11. Income Taxes

The income tax benefit in the three and six-month periods ended June 30, 2008 included $20,000 and $42,000, respectively, related to estimated interest on tax contingencies. The effective tax rate in 2007 periods included a benefit for research and experimentation tax credits, which expired December 31, 2007.

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

At June 30, 2008, we had a net deferred tax liability on our balance sheet totaling $0.2 million, primarily related to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition, offset by deferred tax assets for reserves and research tax credits.

We are currently undergoing an IRS audit and, in February 2008, we received a notice of proposed adjustment indicating the IRS will disallow certain research and development credits on our previously filed returns. In May 2008, we received a formal written notice from the IRS confirming the position stated in its February 2008 notice. On July 15, 2008, we filed a formal written protest to appeal the IRS position. We did not provide any additional tax contingency in the first six months of 2008 since we believe that we have previously provided a sufficient tax contingency for any future potential disallowance. In addition, we may enter into a legal dispute with the IRS over this matter and the costs could be significant.

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

•

We rely on suppliers and contract manufacturers for the products we sell. Reliance on suppliers and contract manufacturers raises several risks, including the possibility of defective parts, lack of availability, and the possibility of increases in component costs. Manufacturing efficiencies and our profitability can be adversely affected by each of these risks.

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
•

In the future, we may change our organizational structure to improve operating efficiencies and reduce operating costs. Any reorganization would require significant efforts, including the integration of product manufacturing, research and development, sales and marketing efforts and general and administration activities. There can be no assurance that a reorganization would be successful or reduce operating costs. A reorganization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future. 300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including all probes, accessories and other items sold therewith, represented 24.6% and 49.2% of our total EPD revenue in the first six months of 2008 and 2007, respectively. Current market conditions have delayed some customers’ conversion to the higher-end 300mm systems in recent quarters, as there is currently little investment within the industry.

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

Current Events

On May 19, 2008, we announced the release of a new Edge Flicker Noise Measurement System that is certified to provide accurate measurements from 1 Hz to 30 Hz. The Edge Flicker Noise Measurement System is the industry’s only fully integrated measurement system. In contrast to traditional flicker noise measurement solutions, which are bolted-together systems comprised of parts from up to five different vendors, the Edge Flicker Noise Measurement System is a true fully-integrated turn-key solution.

On May 22, 2008, we announced our global expansion with new offices and personnel in Munich, as well as Phoenix, Arizona, to provide service and support for production products customers in those regions. Semiconductor manufacturers, faced with growing complexity and heightened market pressures, increasingly require better and faster service and support from their equipment providers. Our expansion is driven by increased demand for our high-frequency RF probes and sockets for use in volume production test environments, which will now be met with faster response times and shortened downtime for regional customers. The Munich location will also serve as a repair center for customers throughout the European Union.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, investments, recoverability of long-lived assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and stock-based compensation	56.5	55.2	54.6	54.8

Gross profit	43.5	44.8	45.4	45.2
Operating expenses:
Research and development	14.7	12.9	14.3	12.4
Selling, general and administrative	38.0	30.8	35.5	30.3
Amortization of purchased intangibles	3.4	2.3	3.2	1.4

Total operating expenses	56.0	46.1	53.0	44.1

Income (loss) from operations	(12.5)	(1.3)	(7.6)	1.2
Other income, net	0.2	1.2	1.9	1.9

Income (loss) before income taxes	(12.3)	—	(5.8)	3.0
(Provision) benefit for income taxes	2.6	1.0	1.1	(0.3)

Net income (loss)	(9.6)%	1.0%	(4.7)%	2.8%

(1)	Percentages may not add due to rounding.

The following table summarizes revenue and gross profit for each of our segments (dollars in thousands):

Three Months Ended June 30, 2008	EPD	PPD	Total
Revenue	$12,860	$6,427	$19,287
Gross Profit	$5,146	$3,252	$8,398
Gross Margin	40.0%	50.6%	43.5%

Three Months Ended June 30, 2007
Revenue	$19,059	$5,057	$24,116
Gross Profit	$8,421	$2,382	$10,803
Gross Margin	44.2%	47.1%	44.8%

Six Months Ended June 30, 2008	EPD	PPD	Total
Revenue	$27,329	$12,717	$40,046
Gross Profit	$11,714	$6,467	$18,181
Gross Margin	42.9%	50.9%	45.4%

Six Months Ended June 30, 2007
Revenue	$37,468	$9,119	$46,587
Gross Profit	$17,154	$3,911	$21,065
Gross Margin	45.8%	42.9%	45.2%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand alone divisional information. See Note 8 of Notes to Condensed Consolidated Financial Statements above for additional information.

Revenue decreased $4.8 million, or 20.0%, to $19.3 million in the three-month period ended June 30, 2008 compared to $24.1 million in the same period of 2007 and decreased $6.6 million, or 14.0%, to $40.0 million in the six-month period ended June 30, 2008 compared to $46.6 million in the same period of 2007.

Revenue in EPD decreased $6.2 million, or 32.5%, to $12.9 million in the three-month period ended June 30, 2008 compared to $19.1 million in the same period of 2007 and decreased $10.2 million, or 27.1%, to $27.3 million in the six-month period ended June 30, 2008 compared to $37.5 million in the same period of 2007.

Certain financial information which contributed to the EPD revenue results was as follows:

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Percentage decrease in unit sales	20.0%	24.3%
Percentage decrease in average sales price	39.3%	30.7%
Percentage increase in non-station revenue	25.4%	25.6%

Average sales price includes the sales price of all analytical probes, probe cards and other accessories purchased with an engineering probe station.

We realized decreased unit sales in our 300mm systems in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 due to the global slow-down in semiconductor markets. Unit sales of our non-300mm systems increased in the second quarter of 2008 compared to the second quarter of 2007, but declined slightly in the 2008 year to date period compared to the same period of 2007. These factors were offset by the global slow-down in semiconductor markets in the six-month period ended June 30, 2008 compared to the same period of 2007.

The decreases in average sales price in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 were attributable to fewer high-end 300mm systems sales in relation to total system sales as companies are not currently adding capacity.

The increases in non-station revenue in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 were primarily related to our efforts to grow our analytical probe sales, as well as higher average selling prices for our analytical probes due to the geographical mix of sales and the increased complexity of the probes.

Revenue in PPD increased $1.3 million, or 27.1%, to $6.4 million in the three-month period ended June 30, 2008 compared to $5.1 million in the same period of 2007 and increased $3.6 million, or 39.5%, to $12.7 million in the six-month period ended June 30, 2008 compared to $9.1 million in the same period of 2007. The addition of Gryphics, Inc. during the second quarter of 2007 accounted for $0.6 million of the increase in the six-month period ended June 30, 2008 compared to the same period of 2007. In the first two quarters of 2008, we continued to focus on growing our business in market segments and applications other than our core RF business, especially in the parametric test market. Parametric test is the electrical verification of the wafer fabrication process quality and is used by all semiconductor wafer fabs world wide.

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

Cost of sales, including stock-based compensation expense, decreased $2.4 million, or 18.2%, to $10.9 million in the three-month period ended June 30, 2008 compared to $13.3 million in the same period of 2007 and decreased $3.6 million, or 14.3%, to $21.9 million in the six-month period ended June 30, 2008 compared to $25.5 million in the same period of 2007.

These decreases were primarily due to the following:

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Decreased direct costs, such as raw materials, resulting from changes in revenue and product mix	$(2,804,000)	$(4,743,000)
Decrease in indirect manufacturing overhead salaries and related costs due to changes in headcount	(210,000)	(464,000)
Decrease in salaries and related costs in EPD resulting from changes in headcount and other labor related to lower production volumes	(180,000)	(408,000)
Decrease in salaries and related costs in PPD resulting from changes in headcount and other labor	(94,000)	(361,000)
Increased inventory costs related to scrapping, obsolescence and various manufacturing variances	118,000	914,000
Increase in depreciation	222,000	359,000
Increase due to decreased allocation of costs to research and development expense due to decreased research and development fab runs	195,000	317,000
Increase in expense due to reduction in metals reclaim credits	—	206,000
Other	353,000	580,000

	$(2,400,000)	$(3,600,000)

Gross profit decreased $2.4 million, or 22.3%, to $8.4 million in the three-month period ended June 30, 2008 compared to $10.8 million in the same period of 2007 and decreased $2.9 million, or 13.7%, to $18.2 million in the six-month period ended June 30, 2008 compared to $21.1 million in the same period of 2007. These decreases were attributable to the decreased sales discussed above, as well as a decrease in our overall gross margin to 43.5% in the three-month period ended June 30, 2008 compared to 44.8% in the comparable period of 2007. The decrease in gross margin in the second quarter of 2008 compared to the second quarter of 2007 was due to a decrease in the gross margins achieved within EPD as a result of a shift in product mix to fewer high-end 300mm systems, which have more accessories. These decreases were partially offset by an increase within PPD as we gained manufacturing efficiencies with increased PPD sales, as well as an increase in the mix of non-station analytical probe revenue within EPD and an increase in the gross margins achieved on such products.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses decreased $0.3 million, or 9.4%, to $2.8 million in the three-month period ended June 30, 2008 compared to $3.1 million in the same period of 2007 and decreased $0.1 million, or 0.5%, to $5.7 million in the six-month period ended June 30, 2008 compared to $5.8 million in the same period of 2007.

The decreases were primarily due to the following:

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Increase related to Gryphics acquisition	$79,000	$395,000
Increase in recruiting expense related to specialized employee search	8,000	46,000
Increase in stock-based compensation due to increased headcount and annual awards	6,000	43,000
Increase related to higher allocations for occupancy expenses	4,000	41,000
Decrease related to fewer fab runs	(195,000)	(317,000)
Decrease related to wages and related expenses due to lower headcount	(122,000)	(177,000)
Decrease in supplies expense	(114,000)	(158,000)
Other	34,000	27,000

	$(300,000)	$(100,000)

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

SG&A expense decreased $0.1 million, or 1.4%, to $7.3 million in the three-month period ended June 30, 2008 compared to $7.4 million in the same period of 2007 and increased $0.1 million, or 0.8%, to $14.2 million in the six-month period ended June 30, 2008 compared to $14.1 million in the same period of 2007.

The changes were primarily due to the following:

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007	Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Increase related to our German sales subsidiary	$468,000	$850,000
Increase in stock-based compensation due to increased headcount and annual awards	116,000	169,000
Decrease related to lower outside sales representative commissions due to shifting to more in-house sales force	(341,000)	(909,000)
Decrease due to lower wages and related expenses due to reduced headcount	(188,000)	(453,000)
Increase (decrease) related to Gryphics acquisition	(114,000)	180,000
Increase (decrease) in accounting expenses	(14,000)	192,000
Decrease in recruiting expense related to CEO and other senior management searches	(96,000)	(64,000)
Other	69,000	135,000

	$(100,000)	$100,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisition of certain assets of the eVue product line in the fourth quarter of 2006, the acquisition of Gryphics, Inc. in the second quarter of 2007 and the acquisition of certain assets of Synatron GmbH in the third quarter of 2007. Net purchased intangibles totaled $13.7 million at June 30, 2008 and current amortization is approximately $0.6 million per quarter.

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

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $227,000 and $491,000, respectively, in the three and six-month periods ended June 30, 2008 compared to $366,000 and $821,000, respectively, in the same periods of 2007. The decreases were primarily due to lower cash, cash equivalent and marketable securities balances in the 2008 periods due to the use of $14.9 million, net of cash acquired, for the purchase of Gryphics, Inc. in April 2007 and the purchase of certain assets of Synatron GmbH in July 2007. In addition, interest rates were lower in the 2008 periods compared to the 2007 periods.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gains (losses) due to foreign currency remeasurement	$3	$(27)	$(180)	$(12)
Gains (losses) related to foreign currency transactions	(223)	(24)	387	68
Other	37	(14)	49	(11)

	$(183)	$(65)	$256	$45

Income Taxes

Our benefit for income taxes totaled $0.4 million, or 19.1%, of loss before income taxes, and a provision of $0.1 million, or 8.6%, of income before income taxes, in the first six months of 2008 and 2007, respectively. The income tax benefit in the first six months of 2008 differs from the statutory rate due to losses not benefitted in certain tax jurisdictions and the impact of interest on tax contingency items. The effective tax rate in the first six months of 2007 included a benefit for research and experimentation tax credits, which expired December 31, 2007.

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

At June 30, 2008, we had a net deferred tax liability on our balance sheet totaling $0.2 million, primarily related to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition, offset by deferred tax assets for reserves and research tax credits.

We are currently undergoing an IRS audit and, in February 2008, we received a notice of proposed adjustment indicating the IRS will disallow certain research and development credits on our previously filed returns. In May 2008, we received a formal written notice from the IRS confirming the position stated in its February 2008 notice. On July 15, 2008, we filed a formal written protest to appeal the IRS position. We did not provide any additional tax contingency in the first six months of 2008 since we believe that we have previously provided a sufficient tax contingency for any future potential disallowance. In addition, we may enter into a legal dispute with the IRS over this matter and the costs could be significant.

Liquidity and Capital Resources

Net cash provided by operating activities in the first six months of 2008 was $3.2 million and consisted of our net loss of $1.9 million being offset by non-cash depreciation, amortization and stock-based compensation of $4.4 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased $4.4 million to $13.8 million at June 30, 2008 compared to $18.2 million at December 31, 2007, due primarily to lower sales in the second quarter of 2008 than in the fourth quarter of 2007, as well as a decrease in our days sales outstanding. Our days sales outstanding was approximately 65 days at June 30, 2008 compared to 74 days at December 31, 2007.

Inventories increased $1.5 million to $20.1 million at June 30, 2008 compared to $18.6 million at December 31, 2007, primarily due to the timing of systems orders and shipments. We believe that our inventory levels at June 30, 2008 are adequate given our revenue projections for the third quarter of 2008.

Accounts payable decreased $1.0 million to $4.2 million at June 30, 2008 compared to $5.2 million at December 31, 2007, due primarily to the timing of payments and purchases.

Purchases of fixed assets of $1.7 million in the first six months of 2008 were primarily for PPD production and service related equipment. We anticipate spending a total of approximately $3.0 to $5.0 million in 2008 for fixed assets, primarily for new processes and product development within PPD.

Proceeds from the issuance of common stock of $1.1 million included proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $36.5 million at June 30, 2008, as well as from cash expected to be generated from operations. We have, from time to time, evaluated, and continue to evaluate, opportunities for acquisition and expansion. Any such transactions, if consummated, may use a portion of our working capital.

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

Part II—Other Information

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

As of June 30, 2008, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $19.9 million, net of cash acquired, for our acquisitions of eVue product line, Gryphics, Inc. and certain assets of Synatron GmbH.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on May 16, 2008, at which the following actions were taken:

1.	The shareholders elected three Class I directors and one Class II director to the Board of Directors. The voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
F. Paul Carlson, Class I	10,520,259	1,387,403
Raymond A. Link, Class I	11,878,757	28,905
William R. Spivey, Class I	11,387,222	520,440
Geoff Wild, Class II	11,689,341	218,321

2.	The shareholders approved the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
11,900,686	5,627	1,349	-

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	CASCADE MICROTECH, INC. (Registrant)

	By:	/s/ GEOFF WILD
Geoff Wild Director, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)