Form 10-Q
period 2008-09-30
CASCADE MICROTECH INC
filed 2008-11-10
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock outstanding as of November 10, 2008 was 13,139,702.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$4,422	$4,900
Short-term marketable securities	25,521	24,521
Accounts receivable, net of allowances of $259 and $203	16,890	18,195
Inventories	19,494	18,608
Prepaid expenses and other	1,141	1,874
Assets held for sale	562	—
Deferred income taxes	3,071	2,729

Total Current Assets	71,101	70,827

Long-term marketable securities	5,039	4,836
Fixed assets, net of accumulated depreciation of $14,767 and $14,280	13,799	14,575
Goodwill	17,406	17,310
Purchased intangible assets, net of accumulated amortization of $3,985 and $2,106	13,163	15,042
Other assets, net of accumulated amortization of $3,606 and $3,253	2,820	2,691

Total Assets	$123,328	$125,281

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$16	$13
Accounts payable	4,773	5,158
Deferred revenue	905	1,102
Accrued liabilities	3,984	5,589

Total Current Liabilities	9,678	11,862

Capital leases, net of current portion	59	51
Deferred income taxes	3,064	3,114
Deferred revenue	413	481
Other long-term liabilities	2,380	2,168

Total Liabilities	15,594	17,676

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 13,140 and 12,878	131	129
Additional paid-in capital	82,897	79,568
Accumulated other comprehensive income	8	45
Retained earnings	24,698	27,863

Total Shareholders’ Equity	107,734	107,605

Total Liabilities and Shareholders’ Equity	$123,328	$125,281

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$21,128	$21,343	$61,174	$67,930
Cost of sales	12,068	11,455	33,933	36,977

Gross profit	9,060	9,888	27,241	30,953

Operating expenses:
Research and development	2,308	2,723	8,040	8,482
Selling, general and administrative	7,739	6,748	21,953	20,851
Amortization of purchased intangibles	582	667	1,879	1,328

	10,629	10,138	31,872	30,661

Income (loss) from operations	(1,569)	(250)	(4,631)	292

Other income (expense):
Interest income, net	221	330	711	1,150
Other, net	(369)	(101)	(113)	(56)

	(148)	229	598	1,094

Income (loss) before income taxes	(1,717)	(21)	(4,033)	1,386
Provision (benefit) for income taxes	(426)	195	(868)	316

Net income (loss)	$(1,291)	$(216)	$(3,165)	$1,070

Basic net income (loss) per share	$(0.10)	$(0.02)	$(0.24)	$0.09

Diluted net income (loss) per share	$(0.10)	$(0.02)	$(0.24)	$0.08

Shares used in per share calculations:
Basic	13,108	12,799	13,047	12,447

Diluted	13,108	12,799	13,047	12,755

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,165)	$1,070
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	4,503	3,205
Stock-based compensation, net	1,925	1,757
Loss on disposal of fixed assets	53	104
Net gain on disposal of assets held for sale	(33)	—
Deferred income taxes	(392)	(239)
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	1,305	142
Inventories, net	(886)	(1,607)
Prepaid expenses and other	730	(272)
Increase (decrease), net of acquisitions, in:
Accounts payable	(385)	238
Deferred revenue	(265)	(263)
Accrued and other long-term liabilities	(1,393)	309

Net cash provided by operating activities	1,997	4,444

Cash flows from investing activities:
Purchase of marketable securities	(38,600)	(18,536)
Proceeds from sale of marketable securities	37,360	33,726
Purchase of fixed assets	(2,192)	(8,568)
Proceeds from disposal of fixed assets and assets held for sale	175	4
Investment in patents and other assets	(517)	(735)
Cash paid for acquisitions, net of cash acquired	(96)	(14,821)

Net cash used in investing activities	(3,870)	(8,930)

Cash flows from financing activities:
Principal payments on capital lease obligations	(11)	(3)
Excess tax benefits related to stock option exercises	46	218
Withholding taxes paid on net settlement of vested restricted stock units	(38)	—
Proceeds from issuances of common stock	1,398	1,791

Net cash provided by financing activities	1,395	2,006

Decrease in cash and cash equivalents	(478)	(2,480)

Cash and cash equivalents:
Beginning of period	4,900	5,260

End of period	$4,422	$2,780

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes, net	1,169	1,054

Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$22	$33
Common stock issued in connection with Gryphics acquisition	—	11,959

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

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31 2007
Raw materials	$9,119	$9,764
Work-in-process	2,150	2,471
Finished goods	8,225	6,373

	$19,494	$18,608

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

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Shares used to calculate basic earnings per share	13,108	12,799	13,047	12,447
Dilutive effect of outstanding stock options	—	—	—	308

Shares used to calculate diluted earnings per share	13,108	12,799	13,047	12,755

Stock options not considered as they would have been antidilutive	1,560	1,526	1,560	834

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unrealized holding gains (losses)	$(47)	$45	$(37)	$20

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

	Nine Months Ended September 30,
	2008	2007
Warranty accrual, beginning of period	$501	$536
Reductions for warranty charges	(547)	(494)
Additions to warranty reserve	517	434

Warranty accrual, end of period	$471	$476

Note 6. Goodwill and Purchased and Other Intangible Assets

The roll-forward of our goodwill was as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Balance, beginning of period	$17,310	$1,295
Acquisition of Gryphics, Inc.	—	14,350
Acquisition of Synatron	96	574
Adjustments to goodwill	—	6

Balance, end of period	$17,406	$16,225

In the third quarter of 2008, we made our final payment of $96,000 related to the acquisition of Synatron.

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment at least annually and more frequently if conditions warrant. We perform our annual test of goodwill impairment in the fourth quarter. During the third quarter of 2008, we performed an interim test of goodwill impairment due to the decline in the market price of our common stock. We did this by applying a fair-value based test using a weighted average of an Income Approach and a Market

Approach to calculate the fair value of our reporting units. The Income Approach was based on a discounted cash flow (“DCF”) analysis, which considered our estimates of future revenue, gross margin, expenses, effective tax rate and discount rate. Future cash flows were based on our forecast and business plans for each reporting unit. The Market Approach was based on observable market prices to earnings multiples of relevant, comparable peer companies. Based on this analysis, we determined that the fair value of the reporting units was greater than their carrying value at September 30, 2008, and, as such, no impairment charge was recorded. The effect of changes in our assumptions or actual results that are different from our assumptions, either on an individual basis, or cumulatively, may result in an impairment of goodwill in future periods, which would negatively affect our results of operations. The risk of a goodwill impairment loss increases to the extent that our market capitalization and cash flows decline. In addition, a negative long-term performance outlook could cause the carrying value of our reporting units to exceed their fair value, which would also result in an impairment loss.

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

	September 30, 2008	December 31 2007
Patents	$6,002	$5,523
Accumulated amortization	(3,606)	(3,253)

	$2,396	$2,270

Purchased intangible assets as of September 30, 2008 included developed technology, customer relationships, purchased patents, software technology, trade names, trademarks and non-compete agreements. The balance of purchased intangible assets, net, included the following:

	September 30, 2008	December 31, 2007
Developed technology	$8,242	$8,242
Accumulated amortization	(1,545)	(773)

	6,697	7,469
Customer relationships	6,146	6,146
Accumulated amortization	(1,460)	(762)

	4,686	5,384
Other	2,760	2,760
Accumulated amortization	(980)	(571)

	1,780	2,189

Total purchased intangible assets, net	$13,163	$15,042

Amortization expense totaled $2.2 million and $1.6 million, respectively, in the nine-month periods ended September 30, 2008 and 2007. Of the amortization expense, $353,000 and $318,000, respectively, was for internally developed patents, and was included as a component of selling, general and administrative expense for the nine-month periods ended September 30, 2008 and 2007.

Assuming that the underlying assets are not impaired in the future, we expect amortization of purchased intangible assets as follows over the next five years and thereafter (in thousands):

	Developed Technology	Customer Relationships	Other
Remainder of 2008	$258	$233	$92
2009	1,030	931	295
2010	1,030	931	234
2011	1,030	931	234
2012	1,030	838	234
Thereafter	2,319	822	691

In addition, we expect amortization of internally developed patents to be approximately $0.5 million per year over the next five years.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued compensation and benefits	$2,675	$2,372
Income taxes payable	—	1,533
Accrued warranty	471	501
Accrued materials returns	171	332
Other	667	851

	$3,984	$5,589

Note 8. Stock-Based Compensation

Stock-based compensation was included in our statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$73	$100	$287	$349
Research and development	14	86	225	254
Selling, general and administrative	475	385	1,413	1,154

	$562	$571	$1,925	$1,757

Note 9. Significant Customer and Segment Reporting

In the third quarter of 2008, we redefined our reporting structure along functional lines to include the Systems segment and the Probes and Sockets segment (see Note 11 for additional information regarding this restructuring). Previously, we classified our products by operating division, either the Engineering Products Division or the Production Products Division. The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the gross profit of our Systems sales and our Probes and Sockets sales. Prior period data has been reclassified to conform to the current period presentation. We do not track our operating expenses or assets on a segment level, and, accordingly, that information is not provided. Revenue and gross profit information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2008	Systems	Probes and Sockets	Total
Revenue	$11,090	$10,038	$21,128
Gross Profit	$3,730	$5,330	$9,060
Gross Margin	33.6%	53.1%	42.9%

Three Months Ended September 30, 2007
Revenue	$12,628	$8,715	$21,343
Gross Profit	$5,114	$4,774	$9,888
Gross Margin	40.5%	54.8%	46.3%

Nine Months Ended September 30, 2008	Systems	Probes and Sockets	Total
Revenue	$31,474	$29,700	$61,174
Gross Profit	$10,764	$16,477	$27,241
Gross Margin	34.2%	55.5%	44.5%

Nine Months Ended September 30, 2007
Revenue	$44,115	$23,815	$67,930
Gross Profit	$18,750	$12,203	$30,953
Gross Margin	42.5%	51.2%	45.6%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand-alone divisional information. In preparing this financial information, certain expenses were allocated between the segments based on management estimates, while others were based on specific factors such as headcount. These factors can have a significant impact on the amount of gross profit for each segment. Assignment of other reasonable cost allocations to each segment could result in materially different segment gross margins.

No customer accounted for 10% or greater of our total revenue in the three or nine-month periods ended September 30, 2008 or 2007.

Note 10. Fair Value Measurements

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

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	September 30, 2008
	Fair Value	Input Level
Marketable securities	$30,560	Level 2
Forward sale or purchase contracts for foreign Japanese yen	$2,743	Level 2

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

Note 11. Restructuring

In the third quarter of 2008, we closed our machine shop, eliminated the divisional infrastructure, and reorganized across functional lines. Machine shop equipment with a net book value of $704,000 was transferred from fixed assets to assets held for sale. Sales of assets held for sale in September 2008 resulted in a gain of $134,000. The remaining assets held for sale at September 30, 2008 were written down by $105,000 to the lower of their carrying value or estimated fair value less cost to sell of $562,000.

The closure of the machine shop and reorganization along functional lines resulted in a severance charge of $490,000, which was included in selling, general and administrative expense for the three and nine-month periods ended September 30, 2008. Severance costs of $312,000 were paid as of September 30, 2008. At September 30, 2008, we had $178,000 of severance cost accrued on our consolidated balance sheet as other current liabilities. We expect the remaining severance costs related to the third quarter 2008 restructuring to be paid by December 31, 2008.

Note 12. Income Taxes

We recorded an income tax benefit of $426,000 for the three months ended September 30, 2008 and $868,000 for the nine months ended September 30, 2008. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves. On a quarterly basis, we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record an adjustment in the current quarter. For the nine months ended September 30, 2008, our effective tax rate was 21.5% and included discrete expense items totaling $208,000, as discussed below.

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

At September 30, 2008, we had a net deferred tax asset on our balance sheet totaling $7,000, primarily related to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition, offset by deferred tax assets for reserves and research tax credits.

In August 2008, the IRS accepted our written protest without comment and we settled our IRS audit for 2004 and 2005. The impact to our tax expense was an increase of $22,000, including interest, which was recorded as a discrete item in the third quarter of 2008. In addition, we had a true-up to the federal tax return and recorded additional tax expense of $186,000 related to the 2007 research and development credit that was also recorded as a discrete item in the third quarter of 2008. In conjunction with the settlement of the 2004 and 2005 audits, the IRS notified us that the 2006 tax return would be audited. We believe that our tax contingencies at September 30, 2008 are sufficient for any disallowances related to the 2006 tax return.

In October 2008, the Federal research and development credit for 2008 was reinstated retroactive to January 1, 2008. Any tax benefit related to the reinstatement of this credit will be recognized in the fourth quarter of 2008.

Note 13. Accounting Pronouncements Issued Not Yet Adopted

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

•

As a result of our acquisitions, we have intangible assets, including goodwill and other identifiable intangible assets, recorded on our balance sheet. In view of the current turbulent economic environment and the decline in our stock price, the fair value of one or more of our reporting units may be reduced below its carrying value. If there has been an impairment of intangible assets, we would be required to record non-cash asset impairment charges in future periods, which would adversely impact our results of operations.

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

•

In the future, we may make additional changes to our organizational structure to improve operating efficiencies and reduce operating costs. A reorganization requires significant efforts, including the integration of product manufacturing, research and development, sales and marketing efforts and general and administration activities. There can be no assurance that a reorganization would be successful or reduce operating costs. A reorganization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

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

Our analytical probes are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. Our test sockets are designed and sold for both production and engineering test applications, typically for high speed digital and radio frequency testing.

We refer to analytical probes, production probe cards and test sockets as consumables, as they are routinely replaced during the testing process. We also generate revenue through the sale of service contracts to our customers.

In the third quarter of 2008, we closed our machine shop, eliminated the divisional infrastructure, and reorganized across functional lines. Accordingly, sales of engineering probe stations are included in the Systems segment, and sales of analytical probes, production probe cards and test sockets are sold through our Probes and Sockets segment. Engineering probe stations and analytical probes had previously been sold through the Engineering Products Division (“EPD”). Production probe cards and test sockets had previously been sold through the Production Products Division (“PPD”).

Sales of our engineering probe stations and our overall operating results depend, in significant part, on the level of capital expenditures related to semiconductor research and development, which, in turn, depends upon current and anticipated market demand for chips. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply, which has often resulted in a reduction in demand for our products. While our financial results are impacted by cycles within the semiconductor industry, we believe our business cycles are typically less pronounced than those of other semiconductor equipment companies. We believe this is due to our greater reliance on our customers’ research and development capital spending and usage of test consumables rather than on our customers’ spending to increase production capacity. Capital spending aimed at increasing production capacity is one of the first areas in which most semiconductor manufacturers reduce spending in an industry downturn. Recently, we have been experiencing a reduction in demand for our products as a result of an industry downturn.

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

While the conversion to 300mm technology continues, high conversion costs combined with continued process developments on 200mm wafers continue to make sales of our sub-300mm probing systems an important component of our revenue stream for the foreseeable future. 300mm technology more than doubles the available area on a wafer, significantly increasing the number of chips per wafer and reducing per unit manufacturing costs. Revenue from our 300mm engineering probe stations, including any probes or accessories sold with those stations, represented 33.2% and 52.2% of our total Systems revenue in the first nine months of 2008 and 2007, respectively. Current market conditions have delayed some customers’ conversion to the higher-end 300mm systems in recent quarters, as there is currently little investment within the industry.

We sell our products both directly through our own sales force and indirectly through a combination of manufacturers’ representatives and distributors. In North America and Asia, excluding Japan, Taiwan, Singapore, Malaysia and portions of China, we sell most of our products through manufacturers’ representatives. We sell certain products in these regions directly. In Japan, Taiwan, Singapore, Malaysia and China, we sell through Cascade Microtech Japan, K.K., Cascade Microtech Taiwan, Cascade Microtech Singapore and Cascade Microtech China, our direct sales and service subsidiaries and branch offices, respectively. In most of Europe, we primarily sell our Systems products through distributors and manufacturers’ representatives and we sell our Probes and Sockets products directly. We also sell all of our products directly in Germany, Austria, Switzerland, China and Taiwan. Our distributors normally place orders with us once they have received an order from an end-user customer, and therefore, the total amount of inventory held by our distributors at any given date is not material.

Current Events

Semiconductor and semiconductor equipment market conditions continued to deteriorate during the third quarter of 2008. In addition, recent turbulence and uncertainty in the world economic environment is impacting demand and the timing of customer spending. There is growing potential for an excess of semi-conductor inventory in certain segments of the market and we are seeing a reduction in demand for our products.

In August 2008, we restructured our business by eliminating the divisional structure and put in place a functional organization, which we believe is more effective at this time. Executives and managers that previously had divisional oversight roles in either the Engineering Products Division (“EPD”) or the Production Products Division (“PPD”) were reassigned functional responsibilities in sales, marketing or operations. The restructuring, which also included the closure of our machine shop and move to outsourced manufacturing of 150mm systems, eliminated redundant divisional positions and lowered our cost structure through headcount reductions. The current market conditions will require further review of our world-wide operations and may require further measures to lower our cost structure.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S.

generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, investments, recoverability of long-lived assets, fair value of our reporting units, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 17, 2008. In addition, we add the following critical accounting policy regarding goodwill valuation.

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment at least annually and more frequently if conditions warrant. We perform our annual test of goodwill impairment in the fourth quarter. During the third quarter of 2008, we performed an interim test of goodwill impairment due to the decline in the market price of our common stock. We did this by applying a fair-value based test using a weighted average of an Income Approach and a Market Approach to calculate the fair value of our reporting units. The Income Approach was based on a discounted cash flow (“DCF”) analysis, which considered our estimates of future revenue, gross margin, expenses, effective tax rate and discount rate. Future cash flows were based on our forecast and business plans for each reporting unit. The Market Approach was based on observable market prices to earnings multiples of relevant, comparable peer companies. Based on this analysis, we determined that the fair value of the reporting units was greater than their carrying value at September 30, 2008, and, as such, no impairment charge was recorded. The effect of changes in our assumptions or actual results that are different from our assumptions, either on an individual basis, or cumulatively, may result in an impairment of goodwill in future periods, which would negatively affect our results of operations. The risk of a goodwill impairment loss increases to the extent that our market capitalization and cash flows decline. In addition, a negative long-term performance outlook could cause the carrying value of our reporting units to exceed their fair value, which would also result in an impairment loss.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.1	53.7	55.5	54.4

Gross profit	42.9	46.3	44.5	45.6
Operating expenses:
Research and development	10.9	12.8	13.1	12.5
Selling, general and administrative	36.6	31.6	35.9	30.7
Amortization of purchased intangibles	2.8	3.1	3.1	2.0

Total operating expenses	50.3	47.5	52.1	45.1

Income (loss) from operations	(7.4)	(1.2)	(7.6)	0.4
Other income, net	(0.7)	1.1	1.0	1.6

Income (loss) before income taxes	(8.1)	(0.1)	(6.6)	2.0
Provision (benefit) for income taxes	(2.0)	0.9	(1.4)	0.5

Net income (loss)	(6.1)%	(1.0)%	(5.2)%	1.6%

(1)	Percentages may not add due to rounding.

In the third quarter of 2008, we redefined our reporting structure along functional lines to include the Systems segment and the Probes and Sockets segment. Previously, we classified our products by operating division, either the Engineering Products Division or the Production Products Division. Prior period data has been reclassified to conform to the current period presentation. Revenue and gross profit information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2008	Systems	Probes and Sockets	Total
Revenue	$11,090	$10,038	$21,128
Gross Profit	$3,730	$5,330	$9,060
Gross Margin	33.6%	53.1%	42.9%

Three Months Ended September 30, 2007
Revenue	$12,628	$8,715	$21,343
Gross Profit	$5,114	$4,774	$9,888
Gross Margin	40.5%	54.8%	46.3%

Nine Months Ended September 30, 2008	Systems	Probes and Sockets	Total
Revenue	$31,474	$29,700	$61,174
Gross Profit	$10,764	$16,477	$27,241
Gross Margin	34.2%	55.5%	44.5%

Nine Months Ended September 30, 2007
Revenue	$44,115	$23,815	$67,930
Gross Profit	$18,750	$12,203	$30,953
Gross Margin	42.5%	51.2%	45.6%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand-alone divisional information. See Note 9 of Notes to Condensed Consolidated Financial Statements above for additional information.

Revenue decreased $0.2 million, or 1.0%, to $21.1 million in the three-month period ended September 30, 2008 compared to $21.3 million in the same period of 2007 and decreased $6.7 million, or 9.9%, to $61.2 million in the nine-month period ended September 30, 2008 compared to $67.9 million in the same period of 2007.

Revenue in our Systems segment decreased $1.5 million, or 12.2%, to $11.1 million in the three-month period ended September 30, 2008 compared to $12.6 million in the same period of 2007 and decreased $12.6 million, or 28.7%, to $31.5 million in the nine-month period ended September 30, 2008 compared to $44.1 million in the same period of 2007.

Certain financial information which contributed to the Systems segment revenue results was as follows:

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Percentage increase (decrease) in unit sales	(7.4)%	(18.8)%
Percentage increase (decrease) in average sales price	3.2%	(21.3)%

Average sales price includes the sales price of any analytical probes, probe cards and accessories purchased with an engineering probe station.

We realized decreased unit sales in both our 300mm systems and our non-300mm systems in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 due to the global slow-down in semiconductor markets. In the third quarter of 2008, the decrease in unit sales was partially offset by an increase in the average sales price for our non-300mm units, primarily as a result of product mix and accessories sold with those stations.

Average sales prices in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 were negatively affected by fewer high-end 300mm systems sales in relation to total system sales as companies are not currently adding capacity. In addition, the average sales price for the 300mm systems declined in both periods as a result of recent market pressure to reduce prices due to aggressive discounting activity by competitors, as well as a decrease in accessories sold with the 300mm systems.

Revenue in our Probes and Sockets segment increased $1.3 million, or 15.2%, to $10.0 million in the three-month period ended September 30, 2008 compared to $8.7 million in the same period of 2007 and increased $5.9 million, or 24.7%, to $29.7 million in the nine-month period ended September 30, 2008 compared to $23.8 million in the same period of 2007. The $1.3 million increase in the three-month period ended September 30, 2008 was primarily related to an increase of $1.0 million in production probes. The $5.9 million increase in the nine-month period ended September 30, 2008 was primarily related to a $4.1 million increase in production probes and a $1.3 million increase in analytical probes. The addition of Gryphics, Inc. during the second quarter of 2007 accounted for $0.5 million of the increase in the nine-month period ended September 30, 2008 compared to the same period of 2007. In the first three quarters of 2008, we continued to focus on growing our business in market segments and applications other than our core RF business, especially in the parametric test market. Parametric test is the electrical verification of the wafer fabrication process quality and is used by all semiconductor wafer fabs world-wide.

Cost of Sales and Gross Profit

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Fluctuations in gross profit as a percentage of revenue, or gross margin, typically result from changes in geographic mix, product mix, general pricing dynamics and yields in some of our production lines. Sales in Europe typically have a lower gross margin than sales in North America and Japan due to our use of third-party distributors in Europe.

Cost of sales increased $0.6 million, or 5.4%, to $12.1 million in the three-month period ended September 30, 2008 compared to $11.5 million in the same period of 2007 and decreased $3.1 million, or 8.2%, to $33.9 million in the nine-month period ended September 30, 2008 compared to $37.0 million in the same period of 2007. The increase in cost of sales in the three-month period ended September 30, 2008 compared to the same period of 2007 was primarily due to an increase in our inventory reserves. Charges for inventory reserves totaled $0.3 million and $14,000, respectively, in the three-month periods ended September 30, 2008 and 2007. In the nine-month period, the increase in reserves was offset by the decrease in sales.

Gross profit decreased $0.8 million, or 8.4%, to $9.1 million in the three-month period ended September 30, 2008 compared to $9.9 million in the same period of 2007 and decreased $3.8 million, or 12.0%, to $27.2 million in the nine-month period ended September 30, 2008 compared to $31.0 million in the same period of 2007. These decreases were attributable to the decreased sales discussed above, as well as decreases in our overall gross margin to 42.9% and 44.5%, respectively, in the three and nine-month periods ended September 30, 2008 compared to 46.3% and 45.6%, respectively, in the comparable periods of 2007. The 2008 gross margins have been negatively affected by a shift in product mix within our Systems segment to fewer high-end 300mm systems, which typically include more accessories, and decreases in average selling prices of our 300mm systems caused by increased market pressure. These decreases were partially offset by an increase in gross margin from higher sales in the Probes and Sockets segment.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses decreased $0.4 million, or 15.2%, to $2.3 million in the three-month period ended September 30, 2008 compared to $2.7 million in the same period of 2007 and decreased $0.5 million, or 5.2%, to $8.0 million in the nine-month period ended September 30, 2008 compared to $8.5 million in the same period of 2007.

The decreases were primarily due to the following:

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Decrease in wages and benefits due to lower headcount	$(191,000)	$(184,000)
Decrease in production costs allocated to R&D	(148,000)	(465,000)
Increase in travel expenses	31,000	98,000
Decrease in stock-based compensation expense	(72,000)	(29,000)
Increase in recruiting expenses	29,000	75,000
Other	(64,000)	63,000

	$(415,000)	$(442,000)

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

SG&A expense increased $1.0 million, or 14.7%, to $7.7 million in the three-month period ended September 30, 2008 compared to $6.7 million in the same period of 2007 and increased $1.1 million, or 5.3%, to $22.0 million in the nine-month period ended September 30, 2008 compared to $20.9 million in the same period of 2007. The increases were primarily due to the following:

	Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Increase (decrease) in external sales commissions	$72,000	$(837,000)
Increase in accounting fees	13,000	199,000
Increase in stock-based compensation expense	90,000	259,000
Increase in severance related to restructuring	490,000	490,000
Increase in SG&A expense related to Synatron acquisition	199,000	388,000
Increase in sales materials	14,000	145,000
Increase in temporary services and consulting fees	166,000	312,000
Other	(53,000)	146,000

	$991,000	$1,102,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisition of certain assets of the eVue product line in the fourth quarter of 2006, the acquisition of Gryphics, Inc. in the second quarter of 2007 and the acquisition of certain assets of Synatron GmbH in the third quarter of 2007. Net purchased intangibles totaled $13.2 million at September 30, 2008 and current amortization is approximately $0.6 million per quarter.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on sales of investments and transaction and remeasurement related foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses. Transaction related foreign currency gains and losses result from gains and losses recognized primarily on foreign exchange forward contracts and on certain of our accounts receivable that are denominated in Japanese yen.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income, net	$221	$330	$711	$1,150
Losses due to foreign currency remeasurement	(81)	(38)	(261)	(50)
Gains (losses) related to foreign currency transactions	(361)	35	26	103
Other	73	(98)	122	(109)

	$(148)	$229	$598	$1,094

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities and totaled $221,000 and $711,000, respectively, in the three and nine-month periods ended September 30, 2008 compared to $330,000 and $1.2 million, respectively, in the same periods of 2007. The decreases were primarily due to lower cash, cash equivalent and marketable securities balances in the 2008 periods due to the use of $14.9 million, net of cash acquired, for the purchase of Gryphics, Inc. in April 2007 and the purchase of certain assets of Synatron GmbH in July 2007. In addition, interest rates were lower in the 2008 periods compared to the 2007 periods.

Income Taxes

We recorded an income tax benefit of $426,000 for the three months ended September 30, 2008 and $868,000 for the nine months ended September 30, 2008. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves. On a quarterly basis, we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record an adjustment in the current quarter. For the nine months ended September 30, 2008, our effective tax rate was 21.5% and included discrete expense items totaling $208,000, as discussed below.

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

At September 30, 2008, we had a net deferred tax asset on our balance sheet totaling $7,000, primarily related to deferred tax liabilities recorded in connection with the Gryphics, Inc. acquisition, offset by deferred tax assets for reserves and research tax credits.

In August 2008, the IRS accepted our written protest without comment and we settled our IRS audit for 2004 and 2005. The impact to our tax expense was an increase of $22,000, including interest, which was recorded as a discrete item in the third quarter of 2008. In addition, we had a true-up to the federal tax return and recorded additional tax expense of $186,000 related to the 2007 research and development credit that was also recorded as a discrete item in the third quarter of 2008. In conjunction with the settlement of the 2004 and 2005 audits, the IRS notified us that the 2006 tax return would be audited. We believe that our tax contingencies at September 30, 2008 are sufficient for any disallowances related to the 2006 tax return.

In October 2008, the Federal research and development credit for 2008 was reinstated retroactive to January 1, 2008. Any tax benefit related to the reinstatement of this credit will be recognized in the fourth quarter of 2008.

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2008 was $2.0 million and consisted of our net loss of $3.2 million being offset by net non-cash expenses of $6.1 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased $1.3 million to $16.9 million at September 30, 2008 compared to $18.2 million at December 31, 2007, due primarily to lower sales in the third quarter of 2008 than in the fourth quarter of 2007, as well as a decrease in our days sales outstanding. Our days sales outstanding was approximately 64 days at September 30, 2008 compared to 74 days at December 31, 2007.

Inventories increased $0.9 million to $19.5 million at September 30, 2008 compared to $18.6 million at December 31, 2007, as overall sales in 2008 have been lower than anticipated. We believe that our inventory levels at September 30, 2008 are sufficient given our revenue projections for the fourth quarter of 2008.

Assets held for sale of $0.6 million at September 30, 2008 included certain equipment related to our machine shop, which we closed in the third quarter of 2008.

Accrued liabilities decreased $1.6 million to $4.0 million at September 30, 2008 compared to $5.6 million at December 31, 2007, due primarily to a decrease in income taxes payable of $1.5 million.

Purchases of fixed assets of $2.2 million in the first nine months of 2008 were primarily for production probe production and service related equipment. We anticipate spending an additional $0.5 million to 1.0 million in the fourth quarter of 2008, primarily for socket production related equipment.

Proceeds from the issuance of common stock of $1.4 million included proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $35.0 million at September 30, 2008, as well as from cash expected to be generated from operations. We have, from time to time, evaluated, and continue to evaluate, opportunities for acquisition and expansion. Any such transactions, if consummated, may use a portion of our working capital.

There have been no material changes in the disclosure related to our contractual obligations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Pronouncements Issued Not Yet Adopted

See Note 13. of Notes to Condensed Consolidated Financial Statements.

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

As of September 30, 2008, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $20.0 million, net of cash acquired, for our acquisitions of the eVue product line, Gryphics, Inc. and certain assets of Synatron GmbH.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Executive Compensation Plan for the Six-Month Period Ending December 31, 2008. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 12, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ GEOFF WILD
Geoff Wild
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)