Form 10-K
period 2008-12-31
CASCADE MICROTECH INC
filed 2009-03-10
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $61,762,209, computed by reference to the last sales price ($6.58) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008).

The number of shares outstanding of the registrant’s common stock as of March 10, 2009 was 13,270,910 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Company Profile

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

We also generate revenue through the sales of service contracts to our customers.

Industry Background

During the last decade, growth in the computer, telecommunications, consumer and industrial electronics markets has increased demand for chips. However, global sales of semiconductors were severely impacted by the world-wide economic turmoil in 2008 resulting in the first year-on-year drop in sales since 2001, as reported by the Semiconductor Industry Association (“SIA”). According to the SIA, total semiconductor sales for 2008 were $248.6 billion compared to $255.6 billion in 2007, a decrease of 2.7%, with most of the decrease seen in the last quarter of 2008 as consumer spending declined.

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

Chips are measured and tested multiple times throughout the design and manufacturing process to ensure the integrity of the chip design and the quality of the manufacturing process. Our products test chips during design, where precision and accuracy are required, and during production, where rapid testing at high volumes requires reliability and repeatability. Our strong presence in engineering test segments gives us high visibility of new chip processes and applications, thus aiding our planning and development of production tools.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of communications, wireless, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 60% typically generated from customers outside of North America, primarily in Japan, Taiwan, and other Asian countries and, to a lesser extent, Europe.

Sales of our engineering probe stations and our overall operating results depend, in significant part,

on the level of capital expenditures related to semiconductor research and development, which in turn depends upon current and anticipated market demand for chips. While our financial results are impacted by cycles within the semiconductor industry, we believe our business cycles are typically less pronounced than those of other semiconductor companies. We believe this is due to our greater reliance on our customers’ research and development capital spending and usage of test consumables rather than on our customers’ spending purely to increase production capacity.

Products

We design, manufacture and sell multiple product lines, including engineering probe stations, analytical probes, production probe cards, test sockets and various services. An engineering probe station is used in conjunction with our analytical probes to test chips in wafer form, together forming an engineering probing system. Analytical probes, production probe cards and test sockets electrically connect test equipment to the chips under test and are sold as consumable test tooling, which are mounted into production or engineering probe stations.

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

Engineering Probe Stations. We offer engineering probe stations for 300mm, 200mm and 150mm or smaller wafer sizes. Engineering probe stations are highly configurable depending upon the size and type of wafer, the particular characteristics of the chip that the customer is testing, the required measurements, the temperatures at which the chip is tested and the test equipment that the customer is using. Our engineering probe stations are available in either manual or semiautomatic versions. We also offer many probe station accessories, including thermal control systems, microscopes, lasers, cameras, special cables and connectors and other items.

In January 2008, we announced our next-generation 300mm prober, the Elite 300 platform, which set a new standard for extremely accurate and reliable 300mm wafer probing for devices with process nodes at 45nm and below.

We also introduced the award-winning EDGE Flicker Noise Measurement System in May of 2008, the only flicker noise measurement system certified to provide accurate measurements from 1Hz to 30 MHz. Integration of the wafer probe station, instruments and accessories is serviced and supported by site surveys, pre- and post-measurement optimization.

We also offer our eVue microscope for our 300mm and 200mm probe station families, which is a high-performance digital microscope with advanced and unique navigation and probing-specific features. eVue enables us to address and differentiate our offerings in new application segments within engineering wafer probing.

Analytical Probes. We offer over 50 different analytical probe models for engineering and production testing. The newer Infinity series probes are designed with unique probe tips derived from our proprietary lithographic manufacturing technology, enabling superior electrical contacts on aluminum and copper pads. While our analytical probes are used primarily for engineering test, several of our analytical probes are also used in production testing of some high-frequency devices. We continue to add new models of analytical probes that address higher frequency and higher complexity measurements. For example, in 2008, we launched our Unity I Series of analytical probes for on-wafer circuit measurement during design debug and verification.

Production Probe Cards. A production probe card temporarily connects one or more chips on a wafer under test to a production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing. Depending upon the test environment, production probe cards may last for several hundred thousand to roughly 1 to 2 million contact cycles. Production card sales are driven by production unit volumes and the various stages of the ICs being tested.

Our Pyramid Probe Card product line offers high electrical speed performance and is commonly used in wireless chip applications.

We introduced two new Pyramid parametric probe cards in January 2008 that allow single-pass high-performance DC and RF measurements and reduce the cost of parametric production test for semiconductors with advanced processes nodes at 65nm, 45nm and beyond. The exclusive Pyramid PlusTM membrane manufacturing process enables multiple specification improvements such as leakage performance to 1 femto-ampere (fA) with a 5 second settling time, improved parametric performance and reliable contact on smaller test pads. Our membrane technology is unique in its ability to integrate 20 GHz transmission lines and guarded traces to the probe tip, respectively reducing crosstalk and improving settling time.

In April 2008, we introduced the P30 Pyramid Probe production probe card for high-volume wafer testing of RF switches and filters. The new 20 GHz P30 Pyramid Probe card lowers semiconductor manufacturers’ cost of high-volume wafer testing of RF filters and switches by offering strong probe performance and longer life at a lower cost. Using our unique membrane probe technology, Pyramid Probe cards can provide semiconductor manufacturers with higher yields, lower maintenance and minimal down time, resulting in a lower overall cost of ownership.

Also during 2008, we introduced Pyramid Accel™ for rapid production test program development to address the increasingly complex automatic test equipment programming challenges brought on by today’s System-on-Chip (SoC) and RF devices. Paired with the Pyramid Probe card, the Pyramid Accel enables test engineers to develop and debug test programs, accelerating production test program development to reduce time to market.

Factors driving wireless and RF chip probing include the growth of wireless system applications, the trend to more thoroughly test these chips more thoroughly at the wafer level before assembling them into more expensive modules, and the trend to test more chips in parallel with one probe card, thus more efficiently employing the tester and autoprober equipment around the probe card.

Test Sockets. A test socket connects a packaged chip to a tester much like a probe card connects one or more chips on a wafer to a tester. Like probe cards, test sockets are production test consumables and have a finite lifetime. Test sockets are usually customized for each chip type tested. Our test socket product line also excels at high-speed chip applications.

Services. In addition to routine installation services at the time of sale, we offer services to enable our customers to maintain and more effectively utilize our equipment and to enhance our customer relationships.

Customers and Geographic Revenue

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and engineering probe stations for research and development and purchase, or direct their foundries to purchase, our Pyramid Probe cards to test chips manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 25 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, host seminars on topics such as measurement techniques and make proactive service calls. This close interaction has helped us build a consistently loyal customer base. More than 800 customers purchased our products in 2008. Our top 20 end-user customers during 2008 were (in alphabetical order): Broadcom Corporation, Chartered Semiconductor, Epcos AG, Fujitsu, Hitachi, Hynix Semiconductor, IBM, Inari Technology, Infineon, NEC, NXP Semiconductors, Peregrine Semiconductor, Qualcomm, RF Micro Devices, Samsung, Sony, Spansion, Taiwan Semiconductor Manufacturing Company, Texas Instruments and the Tokyo Institute of Technology.

We believe our customers consider timely customer service and support to be an important aspect of our relationship. Our engineering probe stations are installed at customer sites either by us, our manufacturers’ representatives or our distributors, depending on the complexity of the installation and the customer’s geographic location. We assist our customers in the selection, integration and use of our products through engineering support. We also provide worldwide on-site training, seminars and telephone support. Our manufacturers’ representatives and distributors provide additional service and support.

In 2008, 2007 and 2006, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 27%, 31% and 35% of our total revenue in each of 2008, 2007 and 2006, respectively.

International sales accounted for more than 60% of our total revenue in each of 2008, 2007 and 2006. The following table indicates which regions had revenues that totaled 10% or more of our total revenues in 2008, 2007 and 2006 (in thousands):

Year Ended December 31,	2008	2007	2006
United States	34.1%	36.7%	38.0%
Asia Pacific	47.6%	42.5%	44.6%
Europe	15.9%	18.6%	14.6%

Segments

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

Revenue and gross profit information by segment was as follows (dollars in thousands):

Year Ended December 31, 2008	Systems	Probes and Sockets	Total
Revenue	$40,870	$35,691	$76,561
Gross Profit	$13,697	$18,387	$32,084
Gross Margin	33.5%	51.5%	41.9%

Year Ended December 31, 2007
Revenue	$56,349	$33,573	$89,922
Gross Profit	$23,382	$17,739	$41,121
Gross Margin	41.5%	52.8%	45.7%

Year Ended December 31, 2006
Revenue	$54,448	$30,404	$84,852
Gross Profit	$22,283	$14,759	$37,042
Gross Margin	40.9%	48.5%	43.7%

Technology

We are a leading innovator in developing electrical measurement, or metrology, and production test tools. One of our stated growth strategies is to continue to develop next-generation technologies. We have focused our research and development efforts on enabling our customers to take more precise electrical measurements in less time, on smaller and more dense devices, and with more robustness. Our core technologies include:

•

Broadband/High-Frequency/High Speed Interconnects and Probing. In 1983, our founders created the first microwave analytical probes that enabled the first on-wafer 18 GHz measurements and accelerated the commercialization of gallium arsenide chips. We use and maintain a wide variety of design, verification, fabrication and calibration technologies for high-frequency probes and interconnections. For example, we have developed a complete library of high-frequency circuit elements for our Pyramid Probe layouts, similar to passive element libraries for chip foundries. We believe that these technologies provide a competitive advantage by allowing us more effectively to design and commercialize production probe cards, test sockets and analytical probes.

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

•

Microfabrication. Since 1990, we have shipped products that utilize our proprietary lithographic manufacturing processes for depositing, lithographic patterning, etching and plating probe structures on flexible substrates that are similar to the processes used in making chips. Our proprietary Pyramid technology has been under development since 1992 and continues to evolve and improve. In early 2008, we introduced two parametric probe cards that we build on our new Pyramid Plus manufacturing process. At the center of a Pyramid Probe card, tester connections converge on the chips under test through our unique, lithographically defined microscopic probe tips and electrical interconnection wiring. Our processing continues to mature and evolve, enabling faster delivery times, larger probe areas, smaller tip dimensions and interconnects, and wider test temperature ranges. As chip elements continue to shrink, we expect to be able to scale and evolve our lithographic processes to continue to meet our customers’ requirements. Our socket products utilize unique stamping, laminating, drilling and robotic assembly processes to achieve high electrical performance and low costs.

Sales, Marketing and Service

We sell our engineering probe stations, analytical probes, production probe cards and test sockets through a combination of manufacturers’ representatives, distributors and direct sales people. Manufacturers’ representatives are independent third parties that agree to sell our products at our prices and on terms set by us, in return for a commission based on sales. We typically use manufacturers’ representatives in areas that we believe require greater levels of customer support than we can deliver from our own sales offices. Distributors purchase our products and resell them at prices and upon terms set by the particular distributor. We typically use distributors where local regulations or business customs require local stocking of service parts, more immediate service support or other local services. Finally, our direct sales force is made up of our salaried and commissioned employees.

In North America and Asia, excluding Japan, Singapore, China and Taiwan, we sell our products through manufacturers’ representatives and distributors. In Japan, we sell through Cascade Microtech Japan, K.K., our direct sales and service subsidiary. In Singapore, we sell through our branch office, Cascade Microtech Singapore. During 2006, we established direct sales offices in China and Taiwan. In most of Europe, we primarily sell our Systems products through distributors and manufacturers’ representatives and sell our Probes and Sockets products directly. We also sell our products directly in Germany, Austria and Switzerland through our German subsidiary, Cascade Microtech GmbH. In other countries, we typically sell through manufacturers’ representatives or distributors. Our sales managers oversee and manage these worldwide sales activities.

We work closely with our customers to select the most appropriate product or to configure a custom solution which best fits their applications. Sales of our engineering test solutions require significant interaction with our customers’ engineering labs and knowledge of their product development schedules and systems, as well as on-site demonstration capability. We also may assist our customers in the design requirements for their products to enhance testability. Sales of our production test solutions require significant interaction with customer production test managers, knowledge of their specific product details and hands-on support, particularly for new customers. Our production customers generally undertake an extensive evaluation of new probe technology before adoption. Our sales managers are experienced sales professionals with in-depth technical training, customer knowledge and industry expertise. The technical sophistication of our products requires substantial training for our manufacturers’ representatives, distributors and sales staff. We devote considerable effort and resources to developing a highly trained sales force that is responsive to our customers’ changing needs.

We focus our marketing efforts on building awareness of our products among designers and manufacturers of complex semiconductors and understanding their current and future needs. We market our products and capabilities by participating in trade shows, providing product and technical information in print and on our website, hosting technical and product seminars, advertising in trade publications and using direct mailings. In addition, our marketing staff performs market research and product planning. We also participate in joint sales and marketing activities with complementary equipment and software vendors to offer our customers complete test solutions. These relationships benefit us because they can lead to broader awareness and increased sales of our products.

Our products are sold generally with a 12-month warranty. Customers may purchase an extended warranty of 1-5 years at the time a probe station is purchased. The extended warranty starts when the 12-month warranty ends. We also offer service contracts for our products of one year or more in duration which can be purchased at any time after expiration of any warranty. We employ service engineers in each of the four regions (Americas, PacRim, Japan, Europe) in which we have sales and service divisions. We also contract with independent service representatives for product service in some foreign countries.

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expense was $10.5 million in 2008, $11.2 million in 2007 and $8.9 million in 2006. We did not expend material amounts on customer-sponsored research and development in 2008, 2007 or 2006. In addition, we do not currently have any agreements with third parties for joint research and development projects. We are currently devoting substantial resources to projects such as releasing new probe and test socket products, developing new probe and test socket manufacturing processes, developing faster, higher-accuracy analytical probes and enhancing the functionality of our engineering probe stations. At December 31, 2008, we employed 46 research and development engineers. We conduct research and development for all of our product lines at our Beaverton, Oregon and Plymouth, Minnesota facilities.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly in Beaverton, Oregon at our manufacturing facility within our headquarters building and at our Pyramid Probe microfabrication and assembly facility. We also have a manufacturing facility in Plymouth, Minnesota, where we make our test sockets. We outsource the manufacturing and assembly of some products and components to the extent they can be purchased at a cost that is lower than the cost to produce internally, and still meet the expectations and requirements of our customers. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

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

Engineering Probe Stations. Our primary competitor in the engineering probe station market is Suss MicroTec AG (Karl Suss), but we also compete with Vector Semiconductor Co. Ltd., Lucas/Signatone Corporation, The Micromanipulator Company Inc. and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the engineering probe station market are measurement accuracy and versatility, measurement speed, automation features, completeness of the measurement solutions, delivery time and price. We generally compete favorably with respect to these factors.

Analytical Probes. Our primary competitor in the analytical probe market is GGB Industries Inc., but we also compete with Suss MicroTech AG (Karl Suss). We believe that the primary competitive factors in this market are breadth of probe types, probe frequency and electrical signal integrity, contact integrity and the related cleaning required, calibration support, delivery time and price. We generally compete favorably with respect to these factors.

Production Probe Cards. Competition in the non-memory production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd., MicroProbe Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc. and others. At least four probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd. and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of customer evaluation, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe market depend upon the type of chip being tested, but include customer service, delivery time, price, probe card lifetime, chip damage, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of cleaning required. We believe that we compete favorably in probe cards for high frequencies and high-speed signals, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test.

Test Sockets. Our competition in test sockets is fragmented among several companies. Depending upon the application, we compete with Antares Advanced Test Technologies, Everett Charles Technologies, Ironwood Electronics, Johnstech International, Loranger International Corporation, Micronics Japan Company, Ltd., Plastronics and Synergetix. We believe that the primary competitive factors include customer service, delivery time, price, socket lifetime, contact resistance stability, speed and frequency range of the socket, number and density of socket contacts, signal integrity and frequency and effectiveness of cleaning required. We believe that we compete favorably in test sockets for high frequencies and high-speed signals, and in test sockets for certain engineering applications. We generally do not compete in applications that require very low costs such as memory burn-in sockets.

Intellectual Property

Our success in large part depends on our proprietary technology. We do not depend on any one individual patent, instead relying on intellectual property, including patents and trade secrets, covering electrical measurement reliability and integrity, electrical shielding and the Pyramid Probe contact structure and production process. As of December 31, 2008, we had 144 issued patents and 70 pending patent applications in the U.S. and 79 issued foreign patents and 73 pending foreign patent applications. In addition, we regard certain of our processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

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

We also use certain patented technology of third parties in the manufacture of our products pursuant to license agreements. Pursuant to an agreement with Micronics Japan Company Ltd. and Hewlett-Packard Japan Ltd. (now Agilent Technologies), our subsidiary, Cascade Microtech Japan, Inc. and its affiliates, have been granted a non-exclusive worldwide license to make, have made, use, lease, sell or otherwise transfer certain products that make use of patented technology relating to electric circuit measurement equipment. In exchange for the rights granted under the license, we pay royalties to Micronics Japan Company Ltd. and Agilent Technologies based on the number of products sold or leased. These royalties were insignificant in 2008. Our license will expire upon the expiration of the patent covering the licensed technology, which will occur in June 2013.

Seasonality

Typically, our revenue is lower in our fiscal first quarter than in our fiscal fourth quarter preceding it. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter. However, our seasonality can be affected by general economic trends and it should not be expected that historical revenue patterns will continue.

Employees

As of December 31, 2008, we had a total of 292 employees: 46 in engineering and research and development; 148 in manufacturing; and 98 in selling, general and administrative functions. Of these employees, 237 were located in the U.S., 13 were in Singapore, 13 were in Japan, 10 were in Taiwan, 9 were in Germany and 10 were in other countries. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

In addition, the European Parliament has finalized the Restriction on Use of Hazardous Substances Directive, or RoHS Directive, which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. Although we believe a majority of our products, if not all, are exempt from this directive, where possible we have modified our manufacturing processes, eliminating lead from products we put on the market as required by the RoHS Directive.

In addition, China has implemented a RoHS Directive that became effective in 2007. This Directive is similar to the European RoHS Directive, except that the China Directive does not include exemptions. Based on current information available, we believe we comply with the China RoHS Directive. However, if it is determined that we do not comply with this Directive, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage.

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

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform in the future. At December 31, 2008, our backlog was $11.9 million compared with $17.4 million at December 31, 2007. We generally ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly all of our December 31, 2008 backlog in 2009. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

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

For example, a majority of our revenue in the last five years was derived from the research and development equipment spending of companies in the semiconductor industry or, to a much lesser extent, various research organizations, including universities, that conduct research that benefits the semiconductor industry. Our customers’ spending on research and development has been roughly proportional to the customers’ overall revenues. Historically, semiconductor industry revenues have been highly cyclical. According to industry data, the semiconductor industry has experienced four significant cyclical downturns since 1983. For example, our revenue increased approximately 37% from 1999 to 2000. In contrast our revenue decreased approximately 29% from 2001 to 2002 and 15% from 2007 to 2008 and increased approximately 27%, 14%, 15% and 6% from 2003 to 2004, 2004 to 2005, 2005 to 2006 and 2006 to 2007, respectively. Given this history, there is no reason to expect that our customers’ business and, therefore, their demand for our products, will be less cyclical in the future.

If our revenue or operating results fall below the expectations of analysts or investors, the market price of our common stock could decline substantially.

The cyclicality of the semiconductor industry affects our financial results, and, as a result, we may experience reduced sales or operating losses in a semiconductor industry downturn.

The semiconductor industry is highly cyclical with recurring periods of wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, periods of oversupply, maturing product and technology cycles, excess inventories and declines in general economic conditions. Our customers’ purchasing behavior in response to these cycles has been generally unpredictable. In the past, our operating results have been adversely affected by the cyclical downturns in the semiconductor industry.

Our business is heavily dependent on the level of research and development spending of our customers, the volume of semiconductor production by semiconductor manufacturers, the volume of production, particularly by wireless chip manufacturers, the development of new semiconductors and semiconductor designs and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and the products incorporating them. Semiconductor manufacturers in particular are known to sharply curtail their capital expenditures when confronted with an industry downturn. Since we sell our engineering systems to virtually all chip segments, our revenue may be affected by any significant segment weakness. We may not achieve or maintain our current or prior levels of revenue growth. Any factor adversely affecting the semiconductor industry in general, or the particular segments, regions or major customers of the industry that our products target, will adversely affect our ability to generate revenue and could cause us to experience operating losses.

As a result of rapid macroeconomic deterioration, some of our customers may experience sudden and unexpected changes in their financial condition, resulting in bad debts.

The global economy is undergoing a period of slowdown and the future economic climate may continue to be less favorable than that of recent years. This slowdown has, and could further lead to, sudden and unexpected negative changes in the financial condition of our customers, including insolvency and bankruptcy. This condition could make it more difficult to collect on receivables and result in bad debts.

Consolidation of our customer base due to the poor economic environment could adversely affect our revenues and results of operations.

Customers who have a weak market position could be purchased by other companies or simply dissolve. This may mean that an inordinate amount of leverage could be obtained by fewer customers to obtain price concessions thereby impacting margins negatively.

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

We continue to devote significant effort and resources to the growth and development of our production probe cards and test sockets products, which has had, and could continue to have, an adverse effect on our operating margins.

Our future growth depends, in part, on continued market adoption of, and growing demand for, our production probe cards and test sockets. Large-scale market adoption of these products will depend on our ability to demonstrate the superior reliability and cost effectiveness of these products to potential customers and on the continued growth of the market for high-speed or complex chips. Production customers are generally very risk-averse when adopting new technologies that could affect their production output, especially in the case of a sole source supplier. We have devoted significant resources to these products in the past few years. If our production probe cards and test sockets are not adopted in the market at a rate that is sufficient to offset the costs and resources that we devote to the development and promotion of these products, the future growth of our overall business and our operating margins would be adversely affected.

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

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities. During 2007, we acquired the operations of Gryphics, Inc. and certain assets of our German distributor, Synatron. If we fail to successfully integrate any acquired businesses, products or technologies, we would not achieve anticipated revenue and cost benefits. We may acquire companies, products or technologies in the future, which could pose risks to our operating results including:

•	difficulties assimilating the acquired operations, personnel, technologies or products into our company;

•	diversion of management’s attention from our existing business;

•	adverse effects on relationships with our existing suppliers, customers or partners; and

•	the impairment of intangible assets needed at the time of acquisition.

Intense competition in the semiconductor wafer probing business may reduce demand for our products and reduce our sales.

The markets for our products are highly competitive, and we expect competition to continue in the future. We believe that our principal competitors are the major providers of probe stations, production probe cards and analytical probes. Our primary competitor in the probe station market is Suss MicroTec AG (Karl Suss), but we also compete with Vector Semiconductor Co. Ltd., Lucas/Signatone Corporation, The Micromanipulator Company Inc., and Wentworth Laboratories Inc., among others. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe, Inc., Micro Square Technology Inc., MJC Probe Inc., PHICOM Corporation, SV Probe, Technoprobe S.r.l., Tokyo Cathode Laboratory Company, Ltd., Wentworth Laboratories Inc. and others. At least five probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. Our primary competitor in the analytical probe market is GGB Industries. Our primary competitors in the test socket market are Antares Advanced Test Technologies, Everett Charles Technologies, Ironwood Electronics, Johnstech International, Loranger International Corporation, Micronics Japan Company, Ltd., Plastronics and Synergetix,. These competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. We cannot assure you that we will maintain our current competitive position or that our production probe cards will achieve widespread acceptance in the market. Finally, increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance for our products, any of which could prevent us from growing our business. During 2009, some of these competitors may use a strategy of intense discounting to help maintain, or even increase, their revenue and customer base.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers declare bankruptcy or are unable to provide us with these materials, components or subassemblies in adequate quantities and on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. Certain of our product purchases for 2008 were from sole source suppliers. Although we were not forced to delay shipment of any product due to delays in 2008 related to such suppliers, from time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers. During 2009, one or more of our suppliers may declare bankruptcy or go out of business due to unusually weak business conditions, which could force us to source our products from different suppliers. The manufacture of some of the materials, components and subassemblies that we use in our products, such as thermal chucks and microscopes, is a complex process, and in the event that we cannot obtain an adequate supply of these components, it would be difficult and time-consuming to identify and qualify new suppliers. If some of the materials used in our lithographic probe manufacturing process become unavailable, it would be costly and time consuming to identify and qualify new suppliers. Moreover, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions and the rapid unplanned deterioration of sales, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers. Finally, we do not have written agreements with any of these suppliers to guarantee the supply of these products.

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

The deteriorating macroeconomic environment may cause some of our suppliers to discontinue the products we purchase, or suppliers may declare bankruptcy. If such suppliers are our single source, then we may need to delay our product shipments. If such suppliers were part of a limited group of suppliers, then we may experience price increases from the remaining suppliers.

We have long-lived assets, including fixed assets and intangible assets, recorded on our balance sheet. In view of the current turbulent economic environment and the decline in our revenues, the fair value of certain long-lived assets may be reduced below their carrying value. If there has been an impairment of long-lived assets, we would be required to record non-cash asset impairment charges in future periods, which would adversely impact our results of operations.

In the fourth quarter of 2008, we recorded impairment charges of $27.7 million related to goodwill and certain intangible assets as the fair value of these assets was reduced below their carrying value. As of December 31, 2008, we had fixed assets, purchased intangible assets and patents of $18.0 million recorded on our balance sheets. We test our long-lived assets when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material adverse impact on our results of operations.

We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results.

Since 2005 we have derived more than 60% of our annual revenue from sales outside the United States, primarily in Japan, other Asian countries and Europe. Geographic revenue for those regions that represented 10% or more of total sales in a given year was as follows (in thousands):

Year Ended December 31,	2008	2007	2006
United States	$26,079	$32,965	$32,221
Asia Pacific	36,462	38,229	37,829
Europe	12,146	16,746	12,400
Other	1,874	1,982	2,402

	$76,561	$89,922	$84,852

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

Currently, we maintain 5 international offices in Europe and Asia, and we may establish new international offices in the future. If our gross margin from international operations does not exceed the expense of establishing and maintaining our international operations, our operating margins would be adversely affected. Additional risks we face in conducting business internationally include:

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

Finally, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While most of our international sales have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries. Other income (expense), net in 2008, 2007 and 2006 included the following currency related gains and losses (in thousands):

	Year Ended December 31,
	2008	2007	2006
Remeasurement related foreign currency gains (losses)	$458	$(254)	$97
Gains (losses) related to foreign currency hedges	(409)	238	253

We rely on independent manufacturers’ representatives and distributors for a significant portion of our revenue, and a disruption in our relationship with our manufacturers’ representatives or distributors would have a material adverse effect on our revenue.

More than 70% of our revenue for 2008 was generated through independent manufacturers’ representatives and distributors, whose activities are not within our direct control. In addition, in some locations, our manufacturers’ representatives and distributors provide field service to our customers. A reduction in the sales efforts or financial viability of these manufacturers’ representatives or distributors, or a termination of our relationship with these representatives or distributors, would have a material adverse effect on our sales, financial results and ability to support our customers. Our manufacturers representatives and distributors are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited or no prior notice. If we make the business decision to terminate or modify our relationships with one or more of our independent manufacturers’ representatives, or if a manufacturers’ representative decides to disengage from us, and we do not effectively and efficiently manage such a change, we could lose sales to existing customers and fail to obtain new customers. Establishing alternative sales channels would consume substantial time and resources, decrease our revenue and increase our expenses.

Failure to retain key managerial, technical, and sales and marketing personnel or to attract new key personnel could harm our business.

Our success depends on the continued services of our executive officers and other key management, technical, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Our executive officers and other key employees are able to exercise stock options and sell the underlying stock, which may reduce their incentive to continue their employment with us. The loss of key personnel could limit our ability to develop new products and adapt existing products to our customers’ evolving requirements and may result in lost sales and a diversion of management resources. Furthermore, much of our competitive advantage and intellectual property is based on the expertise, experience and know-how of our key personnel. We do not have employment agreements or non-competition agreements with any of our employees except for employment agreements with our President and Chief Executive Officer and our Chief Financial Officer. To support our future growth, we will need to attract and retain additional qualified management, technical and sales and marketing employees. Competition for such personnel in our industry can be intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty expense totaled $540,000, $637,000 and $573,000, for 2008, 2007 and 2006, respectively. Although we are not currently seeking reimbursement from any vendors related to our warranty expense, we have in the past, and may again in the future, seek reimbursement from certain vendors. To the extent that we experience additional failures of purchased components that increase our warranty expenses that are not reimbursed by the vendor, our results of operations will be adversely affected.

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

We manufacture most of our products at our Oregon and Minnesota facilities, and any disruption in the operations of these facilities could harm our business.

We manufacture most of our products in our facilities located in Beaverton, Oregon and Plymouth, Minnesota. Our manufacturing processes are complex and require sophisticated and costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our facilities, whether due to technical or labor difficulties, relocation or destruction of or damage to the facilities as a result of an earthquake, fire or any other reason, could materially and adversely affect our business, financial condition and results of operations.

We rely on suppliers and contract manufacturers for the products we sell.

Reliance on suppliers and contract manufacturers raises several risks, including the possibility of defective parts, lack of availability and the possibility of increases in component costs. Manufacturing efficiencies and our profitability can be adversely affected by each of these risks.

A reorganization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

During 2008, we restructured our business by eliminating the divisional structure and put in place a functional organization. Executives and managers that previously had divisional oversight roles were reassigned functional responsibilities in sales, marketing or operations. The restructuring, which also included the closure of our machine shop, closure of our sales and service office in England and move to outsourced manufacturing of 150mm systems, eliminated redundant divisional positions and lowered our cost structure through headcount reductions.

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

For example, the European Parliament has finalized the RoHS Directive which restricts the sale of new electrical and electronic equipment containing certain hazardous substances, including lead. Although we believe a majority of our products, if not all, are exempt from this directive, where possible we have modified our manufacturing processes, eliminating lead from products we put on the market as required by the RoHS Directive.

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

Our top four customers accounted for a total of 13% and 17% of our revenue in 2008 and 2007, respectively. Our customer base is less diversified in Probes and Sockets than in Stations. Our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of any of our significant customers.

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

As of March 10, 2009, our executive officers and directors and their affiliates beneficially owned approximately 28% of our outstanding shares of common stock. Consequently, these shareholders have substantial influence over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

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

None

ITEM 2.	PROPERTIES

We maintain our corporate headquarters in Beaverton, Oregon. Our primary site contains corporate administration, sales and marketing, design, test, light manufacturing and assembly and various support functions in leased space totaling approximately 137,000 square feet in three adjacent buildings. This lease expires December 31, 2015. Our Pyramid Probe manufacturing is conducted in a 10,000 square foot clean room within a 58,817 square foot facility that we lease at a separate site in Beaverton, Oregon. Our lease of this facility expires December 31, 2014. Our test socket manufacturing is conducted in a 8,600 square foot facility that we lease in Plymouth, Minnesota. We lease small sales and service offices in Japan, Germany, China, Taiwan and Singapore.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock began trading on the Nasdaq National Market System under the symbol “CSCD” on December 15, 2004. The high and low closing sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2008 was as follows:

2008	High	Low
Quarter 1	$9.87	$7.36
Quarter 2	8.25	6.58
Quarter 3	6.52	3.90
Quarter 4	4.15	1.90

2007	High	Low
Quarter 1	$14.54	$13.10
Quarter 2	14.40	11.92
Quarter 3	11.90	9.85
Quarter 4	10.19	8.40

As of March 10, 2009, there were 63 shareholders of record and approximately 700 beneficial shareholders.

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

As of December 31, 2008, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $20.0 million, net of cash acquired, for our acquisitions of the eVue product line, Gryphics, Inc. and certain assets of Synatron GmbH.

Equity Compensation Plan Information

See Item 12. for Equity Compensation Plan Information.

Stock Performance Graph

The SEC requires that registrants include in this report a line-graph presentation comparing cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends. Our graph consists of (a) Cascade Microtech, Inc.; (b) the Nasdaq Composite Index and (c) a peer group index composed of Teradyne, Inc., FormFactor, Inc., Kulicke & Soffa Industries, Inc., LTX-Credence Corporation, Electro Scientific Industries, Inc. and Keithley Instruments, Inc. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Cascade Microtech, Inc. and the Nasdaq Composite Index. All companies in the peer group index are weighted in accordance with their market capitalizations. Our initial public offering was December 14, 2004 and, accordingly, our graph only includes the time period of December 14, 2004 to December 31, 2008.

Company/Index	Base Period 12/14/04	Indexed Returns Period Ended
		12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Cascade Microtech, Inc.	$100.00	$95.93	$90.21	$93.57	$72.79	$13.93
Semiconductor Peer Group	100.00	101.36	89.37	93.25	71.74	26.38
Nasdaq Composite Index	100.00	100.72	101.87	113.02	122.56	73.02

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations and balance sheet data set forth below have been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	For the Year Ended December 31,
IN THOUSANDS (except per share amounts)	2008	2007	2006	2005	2004
Statement of Operations Data

Revenue	$76,561	$89,922	$84,852	$73,637	$64,415
Cost of sales	44,477	48,801	47,810	39,390	35,692

Gross profit	32,084	41,121	37,042	34,247	28,723
Operating expenses:
Research and development	10,473	11,241	8,949	6,968	5,681
Selling, general and administrative	29,311	27,723	24,819	19,778	16,831
Amortization of purchased intangibles	2,461	1,977	130	—	—
Asset impairment charges	27,701	—	—	—	—

Total operating expenses	69,946	40,941	33,898	26,746	22,512

Income (loss) from operations	(37,862)	180	3,144	7,501	6,211
Other income (expense), net	1,038	1,336	1,961	1,991	(117)

Income (loss) before income taxes	(36,824)	1,516	5,105	9,492	6,094
Provision (benefit) for income taxes	(2,247)	586	1,495	1,173	1,387

Net income (loss)	(34,577)	930	3,610	8,319	4,707
Accretion of redeemable stock and loss on redemption	—	—	—	—	113

Net income (loss) attributed to common shareholders	$(34,577)	$930	$3,610	$8,319	$4,594

Basic net income (loss) per share attributed to common shareholders	$(2.65)	$0.07	$0.31	$0.75	$0.84

Diluted net income (loss) per share attributed to common shareholders	$(2.65)	$0.07	$0.30	$0.70	$0.56

Shares used in basic per share calculations	13,071	12,550	11,482	11,055	5,439

Shares used in diluted per share calculations	13,071	12,840	11,959	11,816	8,452

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data

Cash, cash equivalents and short-term marketable securities	$32,545	$29,421	$43,794	$50,346	$43,747
Working capital	58,269	58,965	68,642	74,601	63,333
Total assets	88,456	125,281	103,786	90,120	79,016
Current portion of capital lease obligations	19	13	—	8	21
Long-term capital lease obligations, less current portion	62	51	—	—	14
Other long-term liabilities	2,669	5,763	1,370	1,100	1,449
Shareholders’ equity	76,700	107,605	90,193	81,505	70,188

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Semiconductor and semiconductor equipment market conditions continued to deteriorate during the second half of 2008. Our revenues decreased to $76.6 million in 2008 compared to $89.9 million in 2007. Uncertainty in the world economic environment is impacting demand and the timing of customer spending. In the fourth quarter of 2008, revenues decreased to $15.4 million, or 27%, from $21.1 in the third quarter of 2008. In addition, we recorded an impairment charge of $27.7 million related to goodwill and intangible assets in the fourth quarter of 2008.

During 2008, we restructured our business by eliminating the divisional structure and put in place a functional organization, which we believe is more effective at this time. Executives and managers that previously had divisional oversight roles were reassigned functional responsibilities in sales, marketing or operations. The restructuring, which also included the closure of our machine shop, closure of our sales and service office in England and move to outsourced manufacturing of 150mm systems, eliminated redundant divisional positions and lowered our cost structure through headcount reductions. Current uncertainty in market conditions requires ongoing review of our operations and may require further restructuring or other measures to lower our cost structure.

It is unclear when the semiconductor and semiconductor equipment market conditions will improve. However, we believe that our competitive position, products, technology and balance sheet remain strong, and that we are well positioned to manage through the economic downturn.

Outlook for 2009

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from our expectations. We believe the market for semiconductors and semiconductor equipment will continue to be uncertain through at least the first six months of 2009, and, accordingly, we expect an overall decline in revenue for the first six months of 2009 compared to the first six months of 2008.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
	2008	2007	2006
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales	58.1	54.3	56.3

Gross profit	41.9	45.7	43.7
Operating expenses:
Research and development	13.7	12.5	10.5
Selling, general and administrative	38.3	30.8	29.2
Amortization of purchased intangibles	3.2	2.2	0.2
Asset impairments	36.2	—	—

Total operating expenses	91.4	45.5	39.9

Income (loss) from operations	(49.5)	0.2	3.7
Other income, net	1.4	1.5	2.3

Income (loss) before income taxes	(48.1)	1.7	6.0
Provision (benefit) for income taxes	(2.9)	0.7	1.8

Net income (loss)	(45.2)%	1.0%	4.3%

(1)	Percentages may not add due to rounding.

The following table summarizes revenue and gross profit for each of our segments. Prior period information has been reclassified to match the current period presentation (dollars in thousands):

Year Ended December 31, 2008	Systems	Probes and Sockets	Total
Revenue	$40,870	$35,691	$76,561
Gross Profit	$13,697	$18,387	$32,084
Gross Margin	33.5%	51.5%	41.9%

Year Ended December 31, 2007
Revenue	$56,349	$33,573	$89,922
Gross Profit	$23,382	$17,739	$41,121
Gross Margin	41.5%	52.8%	45.7%

Year Ended December 31, 2006
Revenue	$54,448	$30,404	$84,852
Gross Profit	$22,283	$14,759	$37,042
Gross Margin	40.9%	48.5%	43.7%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand alone divisional information. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K for additional information.

Revenue

Revenue decreased $13.3 million, or 14.9%, to $76.6 million in 2008 compared to $89.9 million in 2007 and increased $5.0 million, or 6.0%, in 2007 compared to $84.9 million in 2006.

Systems

Revenue in Systems decreased $15.5 million, or 27.5%, to $40.9 million in 2008 compared to $56.4 million in 2007 and increased $2.0 million, or 3.5%, in 2007 compared to $54.4 million in 2006.

Certain financial information which contributed to the Systems revenue results was as follows:

	2008 compared to 2007	2007 compared to 2006
Percentage decrease in unit sales	(17.1)%	(5.8)%
Percentage increase (decrease) in average sales price	(18.3)%	9.8%

We realized decreased unit sales in both our 300mm systems and our non-300mm systems in 2008 compared to 2007 due to the global slow-down in semiconductor markets.

Average sales prices in 2008 compared to 2007 were negatively affected by fewer high-end 300mm systems sales in relation to total system sales as companies are not currently adding capacity. In addition, the average sales price for the 300mm systems declined in 2008 compared to 2007 as a result of recent market pressure to reduce prices due to aggressive discounting activity by competitors, as well as a decrease in accessories sold with the 300mm systems. Average sales price includes the sales price of any analytical probes, probe cards and accessories purchased with an engineering probe station.

The decrease in unit sales in 2007 compared to 2006 was due to an increase in sales of our 300mm systems being offset by a decrease in unit sales of our non-300mm systems. The increase in the 300mm systems was due to increased customer demand. As more customers transitioned to our 300mm systems during 2007, sales of non-300mm systems declined as a percentage of total system sales.

The increases in average sales price in 2007 compared to 2006 was primarily attributable to increased unit sales of our 300mm systems, which have a higher average sales price than our non-300mm systems, and declining unit sales of our non-300mm systems. In addition, in 2007 compared to 2006, the average sales price for our non-300mm systems increased, contributing to the overall increase.

Probes and Sockets

Revenue in Probes and Sockets increased $2.1 million, or 6.3%, to $35.7 million in 2008 compared to $33.6 million in 2007 and increased $3.2 million, or 10.4%, in 2007 compared to $30.4 million in 2006.

The increase in 2008 compared to 2007 was primarily due to new product introductions, new design wins in the RF and wireless market, and continued focus on growth in market segments and applications other than our core RF business, especially in the parametric test market. Parametric test is the electrical verification of the wafer fabrication process quality and is used by all semiconductor wafer fabs world-wide.

Although Probes and Sockets revenue increased from 2007 to 2008, revenue in the fourth quarter of 2008 decreased $4.0 million, or 40.3%, to $6.0 million compared to $10.0 million the third quarter of 2008. The revenue decrease in the fourth quarter of 2008 was driven by recent economic turmoil and the overall decrease in worldwide semiconductor production.

The increase in Probes and Sockets revenue in 2007 compared to 2006 was primarily due to the addition of Gryphics, Inc. during the second quarter of 2007, which accounted for $3.8 million of the increase.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales decreased $4.3 million, or 8.9%, to $44.5 million in 2008 compared to $48.8 million in 2007 and increased $1.0 million, or 2.1%, in 2007 compared to $47.8 million in 2006. Gross margin (gross profit as a percentage of net sales) was 41.9%, 45.7% and 43.7% in 2008, 2007 and 2006, respectively. The decrease in cost of sales in 2008 compared to 2007 was primarily due to the decrease in sales, partially offset by lower gross margins. The increase in cost of sales in 2007 compared to 2006 was primarily due to the increase in sales, partially offset by higher gross margins.

Systems

The gross margin in Systems decreased to 33.5% in 2008 from 41.5% in 2007, primarily due to the overall decrease in unit sales as unallocated fixed overhead costs and inventory reserve charges were recorded as a period expense in cost of sales. In addition, there was a shift in sales product mix to fewer 300mm systems, which typically yield higher gross margins and include more accessories.

The gross margin in Systems increased slightly to 41.5% in 2007 from 40.9% in 2006 due to a decrease in distribution costs that was offset by higher overhead costs.

Probes and Sockets

The gross margin in Probes and Sockets decreased to 51.5% in 2008 from 52.8% in 2007, primarily due to lower than expected sales and production volume in the fourth quarter of 2008, as unallocated fixed overhead costs were recorded as a period expense in cost of sales. The decrease in fourth quarter production volume was partially offset by a gross margin in Probes and Sockets of 55.5% through the first three quarters of 2008 as efficiencies were achieved with the higher production volumes in those quarters.

Gross margin in Probes and Sockets increased to 52.8% in 2007 from 48.5% in 2006, primarily due to improved production yields, lower warranty costs and increased use of the production facility for research and development.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses decreased $0.7 million, or 6.8%, to $10.5 million in 2008 compared to $11.2 million in 2007 and increased $2.3 million, or 25.6%, in 2007 compared to $8.9 million in 2006.

The increase (decrease) was primarily due to the following:

2008 Compared to 2007
Decrease in wages and benefits due to lower headcount	$(494,000)
Decrease in production costs allocated to R&D	(487,000)
Increase in travel expenses	130,000
Increase in recruiting expenses	132,000
Other, net	19,000

$(700,000)

2007 Compared to 2006
Increase in wages and benefits due to increased headcount	$1,191,000
Increase in stock-based compensation	56,000
Increase in production costs allocated to R&D	542,000
Increase in severance	42,000
Increase in prototype parts and design changes	259,000
Other, net	210,000

$2,300,000

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

SG&A expense increased $1.6 million, or 5.7%, to $29.3 million in 2008 compared to $27.7 million in 2007 and increased $2.9 million, or 11.7%, in 2007 compared to $24.8 million in 2006. The increases were primarily due to the following:

2008 Compared to 2007
Decrease in external sales commissions	$(995,000)
Increase in accounting fees	375,000
Increase in stock-based compensation expense	285,000
Increase in bad debt expense	774,000
Increase in severance costs	346,000
Increase in loss on disposals of long-lived assets	440,000
Increase in travel expenses	177,000
Increase in temporary services and consulting fees	186,000
Other, net	12,000

$1,600,000

2007 Compared to 2006
Increase in costs related to our China and Taiwan sales offices opened in the second quarter of 2006	$382,000
Increase in wages and benefits due to increased headcount	1,091,000
Increase in IT services, labor and other services due to international expansion	149,000
Increase in accounting fees	88,000
Increased stock-based compensation expense	419,000
Increase in recruiting costs	114,000
Increase in severance due to reductions in workforce	245,000
Decrease in legal costs	(368,000)
Increase in costs related our German subsidiary opened in the third quarter of 2007	546,000
Other, net	234,000

$2,900,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisition of certain assets of the eVue product line in the fourth quarter of 2006, the acquisition of Gryphics, Inc. in the second quarter of 2007 and the acquisition of certain assets of Synatron GmbH in the third quarter of 2007. Net purchased intangibles totaled $2.4 million at December 31, 2008.

Asset Impairment

Asset impairment charges included the following (in thousands):

Year Ended December 31,	2008
Goodwill	$17,406
Purchased intangible assets	10,157
Patents	138

$27,701

During the fourth quarter of 2008, the semiconductor and semiconductor equipment markets continued to deteriorate and the trading price of our common stock declined significantly. Based on these factors, our annual impairment test of goodwill indicated that the implied fair value of our identified reporting units was less than the carrying value of goodwill at December 31, 2008. We also tested long-lived assets for impairment, which indicated that the fair value of certain long-lived assets were less than carrying value as of December 31, 2008. Accordingly, we recorded impairment charges of $27.7 million in the fourth quarter of 2008. See Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Interest income, net	$862	$1,455	$1,614
Remeasurement related foreign currency gains (losses)	458	(254)	97
Gains (losses) related to foreign currency hedges	(409)	238	253
Other	127	(103)	(3)

	$1,038	$1,336	$1,961

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decrease in 2008 compared to 2007 was primarily due to lower cash, cash equivalent and marketable securities balances in 2008 due to the use of $14.9 million, net of cash acquired, for the purchase of Gryphics, Inc. in April 2007 and the purchase of certain assets of Synatron GmbH in July 2007. In addition, interest rates were lower in 2008 compared to 2007. The decrease in 2007 compared to 2006 was due to the use of cash for acquisitions as mentioned above and the use of $9.4 million during 2007 for the purchase of fixed assets, partially offset by $4.0 million of cash generated by operations, net proceeds from the sale of marketable securities of $18.9 million and $2.0 million of cash from the sale of stock pursuant to our stock plans. These decreases were partially offset by higher interest rates in 2007 compared to 2006.

Income Taxes

Our provision (benefit) for income taxes totaled $(2.2) million, or 6.1% of income before income taxes, in 2008, $0.6 million, or 38.7% of income before income taxes, in 2007 and $1.5 million, or 29.3%, of income before income taxes, in 2006. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves. On a quarterly basis, we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record an adjustment in the current quarter. The 2008 effective tax rate differed from the federal statutory rate due primarily to the full reserve we recorded against our domestic deferred tax assets and the goodwill write-off, which was not deductable for tax purposes.

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

Liquidity and Capital Resources

Net cash provided by operating activities in 2008 was $2.9 million and consisted of our net loss of $34.6 million being offset by net non-cash expenses of $35.9 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased $5.4 million to $12.8 million at December 31, 2008 compared to $18.2 million at December 31, 2007, due primarily to lower sales in the fourth quarter of 2008 than in the fourth quarter of 2007.

Inventories increased $0.5 million to $19.1 million at December 31, 2008 compared to $18.6 million at December 31, 2007, as overall sales in 2008 have been lower than anticipated. We believe that our inventory reserves of $2.8 million are adequate at December 31, 2008. However, if our actual results are significantly different than our current projections for 2009, we may be required to increase reserves for inventory in future periods.

Net deferred tax assets increased to an asset of $0.3 million at December 31, 2008 from a liability of $0.4 million at December 31, 2007. The change in deferred taxes was primarily a result of a $10.2 million impairment charge in 2008 related to purchased intangible assets, which decreased deferred tax liabilities by $4.1 million, offset by a $5.5 million increase in the valuation allowance against deferred tax assets.

Assets held for sale of $0.4 million at December 31, 2008 included certain equipment related to our machine shop, which we closed in the third quarter of 2008.

Accrued liabilities decreased $1.8 million to $3.8 million at December 31, 2008 compared to $5.6 million at December 31, 2007, due primarily to a decrease in income taxes payable of $1.5 million and decrease in accrued vacation of $0.3 million.

Purchases of fixed assets of $2.7 million in 2008 were primarily for production probe production and service related equipment. We anticipate spending approximately $3 million in 2009, primarily for socket production related equipment.

Proceeds from the issuance of common stock of $1.4 million included proceeds from the exercise of employee stock options and the sale of stock pursuant to our employee stock purchase plan.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $35.0 million at December 31, 2008, as well as from cash expected to be generated from operations. We have, from time to time, evaluated, and continue to evaluate, opportunities for acquisition and expansion. Any such transactions, if consummated, may use a portion of our working capital.

Seasonality

Typically, our revenue is lower in our fiscal first quarter than in our fiscal fourth quarter preceding it. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter. However, our seasonality can be affected by general economic trends and it should not be expected that historical revenue patterns will continue.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2008 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
Operating Leases	$16,047	$2,636	$5,170	$4,498	$3,743
Capital Leases	86	23	46	17	—
Purchase Order Commitments	3,394	3,327	67	—	—

	$19,527	$5,986	$5,283	$4,515	$3,743

Purchase order commitments primarily represent open orders for inventory.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that have become increasingly difficult to make in the current economic environment. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. It is possible that the estimates we make may change in the future.

Revenue Recognition

Revenue from product sales to customers that do not have acceptance criteria, including product sales to distributors, is recognized when a written purchase order has been obtained, the product is shipped, title has transferred, no obligations remain and collectibility is reasonably assured. Generally, we ship our products with ex works terms. For any shipments with destination terms, we defer revenue until delivery to the customer. Revenue from customers who have acceptance criteria beyond our standard terms and conditions is deferred until all acceptance criteria are satisfied. Revenue for installation services, consisting of assembly and testing, and for systems shipped to integrators is also deferred. Deferred revenue related to service contracts is recognized over the life of the contract, typically one to two years. Deferred revenue for systems shipped to integrators is recognized upon shipment to the final customer.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on past collection history and known trends with current customers. Our estimates for allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels, associated balances in accounts receivable and estimated changes in collectability. The current economic environment has increased both the risk of bad debt and the difficulty in estimating the allowance for doubtful accounts. In the fourth quarter of 2008, we increased the allowance for doubtful accounts by $0.8 million, primarily for the specific reserve of receivables from one customer.

Valuation of Excess and Obsolete Inventory

We regularly analyze the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market and include materials, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Because of the long-lived nature of many of our products, we maintain a supply of parts for use in future repairs and customer field service. As these service parts become older, we apply a higher write-down against the recorded balance, recognizing that the older the part, the less likely it will be used. If circumstances related to our inventories change, our estimates of the value of inventory could materially change. Inventory write-downs are recorded quarterly as a component of cost of sales.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including our intangible assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. During 2008, based on the results of our testing, we recorded impairment charges of $10.2 million against purchased intangible assets and $0.1 million against patents. See Note 1 of Notes to Consolidated Financial Statements for additional information. We did not record any impairment charges for long-lived assets during 2007 or 2006.

Goodwill Impairment Testing

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and if an indication of goodwill impairment exists for the reporting unit, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow (“DCF”) analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In the fourth quarter of 2008, we performed our annual impairment test of goodwill, which indicated that the implied fair value of our identified reporting units was less than the carrying value of goodwill at December 31, 2008. Accordingly, we recorded an impairment charge of $17.4 million in the fourth quarter of 2008. As of December 31, 2008, we had no goodwill recorded on our balance sheet. There were no impairment charges in 2007 or 2006.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the estimated future benefit of research and development tax credits, foreign tax credits, net operating loss carryforwards and other temporary differences to the extent management believes these assets will be realized. A valuation allowance is recorded when management can not reach the conclusion that it is more likely than not that the deferred tax assets will be realized. Based on this evaluation, in 2008, we recorded a $5.0 million charge to establish a full valuation allowance against our domestic deferred tax assets, and increased the valuation allowance against foreign deferred tax assets by $500,000. Following this increase, the valuation allowance against deferred tax assets totaled $7.6 million at December 31, 2008. At December 31, 2008, we had net deferred tax assets on our balance sheet totaling $0.3 million, primarily related to foreign jurisdictions. We may record additional valuation allowances in the future.

Uncertainty in Income Taxes

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our financial statements. At December 31, 2008, we had unrecognized tax benefits of $0.7 million, of which $0.6 million would have an impact on the effective tax rate, and interest and penalties accrued on unrecognized tax benefits were $63,000.

Stock-Based Compensation

SFAS No. 123R, “Share-Based Payment,” requires the measurement and recognition of compensation expense for all share based payment awards granted to our employees and directors, including employee stock options, non-vested stock and stock purchases related to our employee stock purchase plan based on the estimated fair value of the award on the grant date. Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

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

Accounting Pronouncements Issued Not Yet Adopted

See Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a discussion of accounting pronouncements issued not yet adopted.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables and bookings positions. As of December 31, 2008, we had contracts outstanding for the purchase of Japanese yen totaling approximately $1.2 million, which mature through March 2009.

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

As of December 31, 2008, we held cash, cash equivalents and short-term marketable securities of $32.5 million. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income related to our cash, cash equivalents and marketable securities of approximately $0.3 million, assuming our December 31, 2008 balances remained constant. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair market value of our cash and cash equivalents.

As of December 31, 2008, we held long-term fixed rate investments of $2.5 million that consisted primarily of municipal obligations. An increase or decrease in interest rates would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. Declines in interest rates over time would reduce our interest income from our long-term investments, as funds are re-invested at current market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2008 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Revenue	$20,759	$19,287	$21,128	$15,387
Gross profit	9,783	8,398	9,060	4,843
Net loss	(16)	(1,858)	(1,291)	(31,412)
Basic net loss per share(1)	(0.00)	(0.14)	(0.10)	(2.39)
Diluted net loss per share(1)	(0.00)	(0.14)	(0.10)	(2.39)

2007
Revenue	$22,471	$24,116	$21,343	$21,992
Gross profit	10,262	10,803	9,888	10,168
Net income (loss)	1,048	238	(216)	(140)
Basic net income (loss) per share(1)	0.09	0.02	(0.02)	(0.01)
Diluted net income (loss) per share(1)	0.09	0.02	(0.02)	(0.01)

(1)	Quarterly per share amounts may not add to yearly totals due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2008. Their report appears below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited Cascade Microtech, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 10, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

We have incorporated by reference into Part III the information that will appear in our definitive proxy statement for our 2009 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2008 pursuant to Regulation 14A.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers is included under “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Financial Expert” and “Code of Ethics” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Potential Payments Upon Termination or Change-in-Control” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2008.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A
Equity compensation plans approved by shareholders(3)	1,013,220	(1)	$10.22	731,402	(2)
Equity compensation plans not approved by shareholders(4)	—		—	—

Total	1,013,220		$10.22	731,402

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

(2)

Represents 569,583 shares of common stock available for issuance under our 1993 Stock Incentive Plan and our 2000 Stock Incentive Plan combined and 161,819 shares of common stock available for purchase under our 2004 Employee Stock Purchase Plan.

(3)	Consists of our 1993 Stock Incentive Plan, 2000 Stock Incentive Plan and 2004 Employee Stock Purchase Plan.
(4)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

Additional information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under “Certain Relationships and Related Transactions” and “Director Independence and Lead Independent Director” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.	Description
10.2*	Cascade Microtech, Inc. 1993 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-47100.

10.3*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 24, 2006.

10.4*	Cascade Microtech, Inc. 2004 Employee Stock Purchase Plan, as amended.

10.5*	Employment Agreement of Steven Sipowicz. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-113256.

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

10.13*	Executive Compensation Plan for the Six-Month Period Ending June 30, 2009. Incorporated by reference to our Current Report on Form 8-K filed on February 10, 2009.

10.14	Summary of Non-Employee Director Compensation. Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 13, 2005.

10.15

Shareholder Agreement by and among Cascade Microtech, Inc. and each of the shareholders of Gryphics, Inc. dated as of April 3, 2007. Incorporated by reference to our Current Report on Form 8-K filed on April 5, 2007.

10.16*	Executive Employment Agreement between Cascade Microtech, Inc. and Geoff Wild. Incorporated by reference to our Current Report on Form 8-K filed on December 6, 2007.

14	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21	List of Subsidiaries.

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2009:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ GEOFF WILD
Geoff Wild
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 10, 2009.

SIGNATURE	TITLE

/s/ GEOFF WILD	Director, President and Chief Executive Officer
Geoff Wild	(Principal Executive Officer)

/s/ STEVEN SIPOWICZ	Chief Financial Officer and Treasurer
Steven Sipowicz	(Principal Financial and Accounting Officer)

/s/ ERIC W. STRID	Chairman of the Board and Chief Technical Officer
Eric W. Strid

/s/ KEITH BARNES	Director
Keith Barnes

/s/ F. PAUL CARLSON	Director
F. Paul Carlson

/s/ GEORGE P. O’LEARY	Director
George P. O’Leary

/s/ WILLIAM R. SPIVEY	Director
William R. Spivey

/s/ RAYMOND A. LINK	Director
Raymond A. Link

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 10, 2009

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$3,750	$4,900
Short-term marketable securities	28,795	24,521
Accounts receivable, net of allowances of $1,029 and $203	12,801	18,195
Inventories	19,079	18,608
Prepaid expenses and other	1,367	1,874
Taxes receivable	1,003	—
Deferred income taxes	99	2,729
Assets held for sale	400	—

Total Current Assets	67,294	70,827

Long-term marketable securities	2,465	4,836
Fixed assets, net of accumulated depreciation of $14,769 and $14,280	13,580	14,575
Goodwill	—	17,310
Purchased intangible assets, net of accumulated amortization of $1,166 and $2,106	2,425	15,042
Deferred income taxes	237	—
Other assets, net of accumulated amortization of $3,397 and $3,253	2,455	2,691

Total Assets	$88,456	$125,281

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of capital leases	$19	$13
Accounts payable	4,110	5,158
Deferred revenue	1,120	1,102
Accrued liabilities	3,776	5,589

Total Current Liabilities	9,025	11,862

Capital leases, net of current portion	62	51
Deferred income taxes	—	3,114
Deferred revenue	313	481
Other long-term liabilities	2,356	2,168

Total Liabilities	11,756	17,676

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 13,164 and 12,878	132	129
Additional paid-in capital	83,213	79,568
Accumulated other comprehensive income	69	45
Retained earnings (deficit)	(6,714)	27,863

Total Shareholders' Equity	76,700	107,605

Total Liabilities and Shareholders' Equity	$88,456	$125,281

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except share par value)

	For the Year Ended December 31,
	2008	2007	2006
Revenue	$76,561	$89,922	$84,852
Cost of sales	44,477	48,801	47,810

Gross profit	32,084	41,121	37,042

Operating expenses:

Research and development	10,473	11,241	8,949
Selling, general and administrative	29,311	27,723	24,819
Amortization of purchased intangibles	2,461	1,977	130
Asset impairment charges	27,701	—	—

	69,946	40,941	33,898

Income (loss) from operations	(37,862)	180	3,144

Other income (expense):
Interest income, net	862	1,455	1,614
Other, net	176	(119)	347

	1,038	1,336	1,961

Income (loss) before income taxes	(36,824)	1,516	5,105
Provision (benefit) for income taxes	(2,247)	586	1,495

Net income (loss)	$(34,577)	$930	$3,610

Basic net income (loss) per share	$(2.65)	$0.07	$0.31

Diluted net income (loss) per	$(2.65)	$0.07	$0.30

Shares used in per share calculations:
Basic	13,071	12,550	11,482

Diluted	13,071	12,840	11,959

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Shareholders’ Equity for The Years Ended December 31, 2008, 2007, 2006

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock- Based Comp.	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2005	11,328	$113	$58,287	$(142)	$(76)	$23,323	$81,505

Common stock issued pursuant to stock plans	389	4	2,172	—	—	—	2,176
Reversal of deferred stock-based compensation upon adoption of SFAS No. 123R	—	—	(142)	142	—	—	—
Stock-based compensation	—	—	1,882	—	—	—	1,882
Tax benefit of stock option exercises	—	—	945	—	—	—	945
Unrealized holding gain on investments, net of tax	—	—	—	—	75	—	75
Net income	—	—	—	—	—	3,610	3,610

Balance at December 31, 2006	11,717	117	63,144	—	(1)	26,933	90,193

Common stock issued pursuant to stock plans	318	3	1,986	—	—	—	1,989
Common stock issued for acquisition	843	9	11,950	—	—	—	11,959
Stock-based compensation	—	—	2,346	—	—	—	2,346
Tax benefit of stock option exercises	—	—	142	—	—	—	142
Unrealized holding gain on investments, net of tax	—	—	—	—	46	—	46
Net income	—	—	—	—	—	930	930

Balance at December 31, 2007	12,878	129	79,568	—	45	27,863	107,605

Common stock issued pursuant to stock plans	286	3	1,395	—	—	—	1,398
Value of vested restricted stock withheld for tax liability	—	—	(59)	—	—	—	(59)
Stock-based compensation	—	—	2,531	—	—	—	2,531
Reversal of tax benefit related to stock option exercises	—	—	(222)	—	—	—	(222)
Unrealized holding gain on investments, net of tax	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(34,577)	(34,577)

Balance at December 31, 2008	13,164	$132	$83,213	$—	$69	$(6,714)	$76,700

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(34,577)	$930	$3,610
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities, net of acquisitions:
Depreciation and amortization	5,867	4,688	2,065
Stock-based compensation, net	2,531	2,346	1,882
Impairment charges	27,701	—	—
Loss on disposal of long-lived assets	523	100	3
Loss on disposal of assets held for sale	15	—	—
Deferred income taxes	(721)	(1,457)	(451)
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	5,394	441	(1,460)
Inventories, net	(471)	(2,899)	(4,086)
Prepaid expenses and other	(532)	349	707
Increase (decrease), net of acquisitions, in:
Accounts payable	(48)	(2,251)	1,990
Deferred revenue	(150)	200	612
Accrued and other long-term liabilities	(1,625)	1,560	2,265

Net cash provided by operating activities	3,907	4,007	7,137

Cash flows from investing activities:
Purchase of marketable securities	(47,483)	(23,726)	(52,152)
Proceeds from sale of marketable securities	45,604	42,611	53,702
Purchase of fixed assets	(2,708)	(9,440)	(3,970)
Proceeds from sale of fixed assets and assets held for sale	296	7	9
Investment in patents and other assets	(772)	(1,042)	(768)
Cash paid for acquisitions, net of cash acquired	(1,096)	(14,905)	(4,035)

Net cash used in investing activities	(6,159)	(6,495)	(7,214)

Cash flows from financing activities:
Principal payments on capital lease obligations	(15)	(3)	(8)
Excess (reversal of) tax benefits related to stock options exercises	(222)	142	945
Withholding taxes paid on net settlement of vested restricted stock units	(59)	—	—
Proceeds from issuances of common stock	1,398	1,989	2,176

Net cash provided by financing activities	1,102	2,128	3,113

Increase (decrease) in cash and cash equivalents	(1,150)	(360)	3,036

Cash and cash equivalents:
Beginning of year	4,900	5,260	2,224

End of year	$3,750	$4,900	$5,260

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$2	$1
Cash paid (refunds received) for income taxes, net	1,176	1,425	(1,193)

Supplemental disclosure of non-cash information
Reversal of deferred stock-based compensation	$—	$—	$142
Common stock issued in connection with Gryphics acquisition	—	11,959	—
Assets acquired with acquisitions	—	16,921	—
Liabilities acquired with acquisitions	—	4,962	119
Accrual of additional acquisition payment	—	1,000	—
Equipment acquired with capital lease	32	67	—

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We design, develop, manufacture and sell advanced wafer probing and test socket solutions for the electrical measurement of high performance chips. We design, manufacture and assemble our products in Beaverton, Oregon and Plymouth, Minnesota, with global sales, service and support centers in North America, Europe, Japan, Taiwan, China and Singapore.

Principles of Consolidation

The consolidated financial statements include the accounts of Cascade Microtech, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The functional currency of our foreign subsidiaries is the U.S. dollar. Nonmonetary balance sheet items are remeasured at historical rates and monetary balance sheet items are remeasured at current rates. Exchange gains and losses from remeasurement of monetary assets and liabilities are recognized currently in our consolidated statements of operations.

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that have become increasingly difficult to make in the current economic environment. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the periods presented. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, warranty liabilities, deferred tax asset valuation allowance, unrecognized tax benefits, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Included in cash and cash equivalents were cash equivalents of $76,000 and $65,000 at December 31, 2008 and 2007, respectively, which consisted of money market funds, and are stated at cost, which approximates market value. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits.

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

The provision for doubtful accounts totaled $829,000, $67,000 and $114,000, respectively, in 2008, 2007 and 2006. The allowance for doubtful accounts totaled $1.0 million and $203,000, respectively, at December 31, 2008 and 2007. Historically, write-offs have been insignificant. The allowance for doubtful accounts at December 31, 2008 includes a specific reserve of $766,000 for one customer that was recorded in the fourth quarter of 2008.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Inventory reserve charges totaled $827,000, $519,000 and $285,000, respectively, in 2008, 2007 and 2006.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter. Fixed assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest during 2008, 2007 or 2006.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and if an indication of goodwill impairment exists for the reporting unit, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow (“DCF”) analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In the fourth quarter of 2008, we performed our annual impairment test of goodwill, which indicated that the implied fair value of our identified reporting units was less than the carrying value of goodwill at December 31, 2008. Accordingly, we recorded an impairment charge of $17.4 million in the fourth quarter of 2008 and, as of December 31, 2008, we had no goodwill recorded on our balance sheet. There were no impairment charges in 2007 or 2006.

Purchased Intangible Assets

Purchased intangible assets at December 31, 2008 and 2007 totaled $2.4 million and $15.0 million, respectively, and include various intangible assets acquired through business acquisitions. These assets are amortized using the straight-line method over their estimated useful lives of one to ten years. Purchased intangible assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” Based on our review of impairment in the fourth quarter of 2008, we recorded an impairment charge of $10.2 million, primarily against the purchased intangible assets of Gryphics, Inc. Our testing indicated that the purchased intangible assets related to our acquisitions of Synatron GmbH and eVue were not impaired as of December 31, 2008.

Other Assets

Other long-term assets at December 31, 2008 and 2007 included $2.0 million and $2.3 million, respectively, of internally developed patents. These assets are amortized using the straight-line method over estimated useful lives of one to eight years and have no significant residual value. Patents are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” In the fourth quarter of 2008, we recorded an impairment charge of $138,000 related to these patents.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by us, including fixed assets, patents and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. Due to the decrease in our revenues in the fourth quarter of 2008, we tested our long-lived assets for impairment. As a result of our fourth quarter testing, we recorded a $10.2 million impairment charge against purchased intangible assets and a $0.1 million impairment charge against our patents. We did not record any impairment charges against long-lived assets during 2007 or 2006.

Revenue Recognition

We sell our products to the end-user through distributors, manufacturers’ representatives and integrators:

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

Revenue from product sales to customers and distributors that do not have special acceptance criteria is recognized when a written purchase order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectibility is reasonably assured. Generally, we ship our products with ex works terms. For any shipments with destination terms, we defer revenue until delivery to the customer. Revenue from customers who have special acceptance criteria is not recognized until all acceptance criteria are satisfied. Revenue for installation services, consisting of assembly and testing, is recognized when the services are performed.

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

Significant Customers

No customer in 2008, 2007 or 2006 accounted for 10% or more of our total revenues and, except for the balance of one customer that we have fully reserved at December 31, 2008, no customers accounted for 5% or more of our gross accounts receivable balance at December 31, 2008 or 2007.

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

Warranty accrual, December 31, 2005	$488
Reductions for warranty charges	(525)
Additions to warranty reserve	573

Warranty accrual, December 31, 2006	536
Reductions for warranty charges	(672)
Additions to warranty reserve	637

Warranty accrual, December 31, 2007	501
Reductions for warranty charges	(728)
Additions to warranty reserve	540

Warranty accrual, December 31, 2008	$313

Advertising

Advertising costs are expensed as incurred and totaled $ 172,000, $251,000 and $393,000 in 2008, 2007 and 2006, respectively.

Research and Development

Research and development costs are expensed as incurred.

Forward Exchange Contracts

At times, we enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations on sales denominated in Japanese yen. These foreign exchange contracts are not considered hedges under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133,” and, as such, are recorded at fair value on the balance sheet with any changes in fair value included as other income (expense), net on our statements of operations. At December 31, 2008 and 2007, we had $1.2 million and $2.5 million, respectively, of forward exchange contracts outstanding. The unrealized loss on contracts outstanding at December 31, 2008 and 2007 was $118,000 and $2,000, respectively.

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

During the fourth quarter of 2008, based on current and expected future financial performance, we determined that our deferred tax assets were not “more likely than not” to be recognized in future periods and we recorded a $5.5 million charge to increase the valuation allowance to $7.6 million. Following the increase to the valuation allowance, we have net deferred tax assets of $336,000 on our balance sheet at December 31, 2008.

We also follow the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109. We elected to treat interest and penalties accrued on unrecognized tax benefits as tax expense within our financial statements. Upon adoption in January 2007, we analyzed our tax positions to determine if there were any that were “more-likely-than-not” to be sustained as of the adoption date. Based on this analysis, we determined that no adjustment was required upon adoption of Interpretation No. 48. At December 31, 2008, we had unrecognized tax benefits of $665,000, of which $550,000 would have an impact on the effective tax rate, and interest and penalties accrued on unrecognized tax benefits were $63,000.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method, if dilutive.

The following table reconciles the shares used in calculating basic net income (loss) per share to the shares used in calculating diluted net income (loss) per share (in thousands):

Year Ended December 31,	2008	2007	2006
Shares used to calculate basic net income (loss) per share	13,071	12,550	11,482

Dilutive effect of outstanding stock options	—	290	477

Shares used to calculate diluted net income (loss) per share	13,071	12,840	11,959

Stock options not considered as they would have been antidilutive	1,545	871	727

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” Our deferred compensation balance of $142,000 as of December 31, 2005, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified into additional paid in capital upon the adoption of SFAS No. 123R effective January 1, 2006. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in the net income in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

Comprehensive Income (Loss)

Pursuant to SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners, such as capital contributions and dividends. Unrealized holding gains and losses on our available-for-sale marketable securities are included as a separate component of shareholders’ equity until realized. The differences between net income (loss) and comprehensive income (loss) for the periods presented are not material.

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

Segment Reporting

Based upon the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in two business segments: Systems and Probes and Sockets. In the third quarter of 2008, we redefined our reporting structure along functional lines to include the Systems segment and the Probes and Sockets segment. Previously, we classified our products by operating division, either the Engineering Products Division or the Production Products Division. Sales of our engineering probe stations are included in the Systems segment and sales of our engineering probes, production probe cards and test sockets are included in the Probes and Sockets segment.

NOTE 2. ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a parent company’s non-controlling, or minority interests, in its subsidiaries. SFAS No. 160 also provides accounting and reporting standards for changes in a parent’s ownership interest of a non-controlling interest as well as deconsolidation procedures. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not have any non-controlling or minority interests and, accordingly, we do not expect the adoption of this statement to have any effect on our consolidated financial position or results of operations.

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

NOTE 3. ACQUISITIONS

eVue

During the fourth quarter of 2006 we acquired certain assets and liabilities related to the eVue product line for $4.0 million in cash plus acquisition costs of $35,000. Of the $4.0 million purchase price, $1.3 million was allocated to goodwill and $2.7 million was allocated to other intangible assets. At December 31, 2007 we accrued for an additional payment of $1.0 million to the seller upon reaching certain milestones pursuant to the agreement. The additional payment was allocated to goodwill and paid in the first quarter of 2008. The results of this acquisition have been included in the consolidated financial statements since the date of acquisition as part of our Systems segment. As described in Note 1, we tested our goodwill and long-lived assets for impairment in the fourth quarter of 2008. As a result of our tests, all goodwill related to the eVue acquisition was written-off at December 31, 2008. None of this goodwill was deductible for income tax purposes.

Gryphics, Inc.

In the second quarter of 2007, we acquired the outstanding capital stock of Gryphics, Inc. (“Gryphics”) for 842,753 shares of our common stock, with a fair market value of approximately $12.0 million, and cash of $13.7 million. In addition, we incurred approximately $0.3 million of acquisition costs. Gryphics specialized in the design, manufacture and marketing of high-performance socket products used for final production and evaluation testing of packaged semiconductor integrated circuits. Of the $26.0 million purchase price, $14.4 million was allocated to goodwill, $13.2 million was allocated to other intangible assets, $3.4 million was allocated to tangible assets, and $5.0 million was allocated to deferred taxes and other liabilities. The results of operations from Gryphics have been included in our Probes and Sockets segment from the date of acquisition. As described in Note 1, we tested our goodwill and long-lived assets for impairment in the fourth quarter of 2008. As a result of our tests, all goodwill and intangible assets related to the Gryphics acquisition were written-off at December 31, 2008. None of the goodwill is deductible for income tax purposes.

Synatron GmbH

In the third quarter of 2007, we terminated our distribution agreement and acquired certain assets and operations from our German distributor, Synatron GmbH (“Synatron”), for $1.8 million in cash plus nominal acquisition costs. In connection with the acquisition, we established a new subsidiary, Cascade Microtech, GmbH, which commenced operations as a direct sales and support office in Munich, Germany. Of the $1.8 million purchase price, $0.6 million was allocated to goodwill and $1.2 million was allocated to other intangible assets. An additional $0.1 million was paid to the seller in July 2008 upon meeting certain milestones pursuant to the agreement. The additional payment was recorded as goodwill in the third quarter of 2008. As described in Note 1, we tested our goodwill and long-lived assets for impairment in the fourth quarter of 2008. As a result of our tests, all goodwill related to the Synatron acquisition was written-off at December 31, 2008. The goodwill is deductible for tax purposes.

Pro forma results of operations are not included for any of the above acquisitions as they are not materially different from actual results of operations.

NOTE 4. MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

December 31,	2008	2007
Fair market value:
Municipal obligations	$31,260	$29,357

Cost:
Municipal obligations	$31,153	$29,312

Fair market value by maturity:
Within one year	$28,795	$24,521
One to two years	2,465	4,836

	$31,260	$29,357

Gross unrealized holding gains:
Municipal obligations	$108	$70

Gross unrealized holding losses:
Municipal obligations	$1	$—

Proceeds from the sale of available for sale marketable securities were $45.6 million and $42.6 million in 2008 and 2007, respectively.

At December 31, 2008 and 2007, we determined that unrealized losses on our marketable securities were temporary based on the duration of the unrealized losses and on our ability to hold the marketable securities until maturity. No investments were in an unrealized loss position for more than one year. Realized gains and losses on marketable securities were immaterial during 2008, 2007 and 2006.

NOTE 5. FAIR VALUE MEASUREMENTS

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

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	December 31, 2008
	Fair Value	Input Level
Marketable securities	$31,260	Level 2
Forward sale or purchase contracts for foreign Japanese yen	$1,321	Level 2

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

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

December 31,	2008	2007
Raw materials	$10,819	$9,764
Work-in-process	1,466	2,471
Finished goods	6,794	6,373

	$19,079	$18,608

NOTE 7. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

December 31,	2008	2007
Equipment	$20,404	$19,102
Leasehold improvements	6,636	6,154
Construction in progress	1,309	3,599

	28,349	28,855
Less accumulated depreciation	(14,769)	(14,280)

	$13,580	$14,575

Depreciation expense was $2.9 million, $2.3 million and $1.6 million, respectively, in 2008, 2007 and 2006.

NOTE 8. GOODWILL, PURCHASED INTANGIBLES AND OTHER INTANGIBLE ASSETS

In the fourth quarter of 2008, we performed our annual impairment test of goodwill, which indicated that the implied fair value of our identified reporting units was less than the carrying value of goodwill at December 31, 2008. Accordingly, we recorded an impairment charge of $17.4 million in the fourth quarter of 2008 and, as of December 31, 2008, we had no goodwill recorded on our balance sheet. We also reviewed our long-lived assets for impairment in the fourth quarter of 2008 and recorded an impairment charge of $10.3 million related to purchased intangible assets and patents. Total asset impairment charges were $27.7 million in 2008 as follows (in thousands):

Year Ended December 31,	2008
Goodwill	$17,406
Purchased intangible assets	10,157
Patents	138

$27,701

The change in goodwill was as follows (in thousands):

Year Ended December 31,	2008	2007
Balance, beginning of year	$17,310	$1,295
Additional purchase price for certain assets of the eVue product line	—	1,000
Acquisition of Gryphics, Inc.	—	14,404
Acquisition of certain assets of Synatron GmbH	96	605
Impairment of goodwill	(17,406)	—
Other adjustments to goodwill	—	6

Balance, end of year	$—	$17,310

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

December 31,	2008	2007
Patents	$5,395	$5,523
Accumulated amortization	(3,397)	(3,253)

	$1,998	$2,270

The balance of purchased intangible assets, net, included the following (in thousands):

December 31,	2008	2007
Developed technology	$—	$8,242
Accumulated amortization	—	(773)

	—	7,469

Customer relationships	2,465	6,146
Accumulated amortization	(772)	(762)

	1,693	5,384

Other	1,126	2,760
Accumulated amortization	(394)	(571)

	732	2,189

Total purchased intangible assets, net	$2,425	$15,042

Other purchased intangible assets as of December 31, 2008 and 2007 included purchased patents, software technology, trade names, trademarks and non-compete agreements.

Amortization expense of internally developed patents and purchased intangible assets totaled $3.0 million, $2.4 million and $0.5 million, respectively, in 2008, 2007 and 2006. Of the amortization expense, $494,000, $394,000 and $372,000, respectively, was for internally developed patents and was included as a component of selling, general and administrative expense.

Assuming that the underlying assets are not impaired in the future, the estimated amortization expense of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

2009	$567
2010	525
2011	525
2012	433
2013	285
Thereafter	90

In addition, we expect amortization of internally developed patents to be approximately $0.4 million per year over the next five years.

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

December 31,	2008	2007
Accrued compensation and benefits	$2,037	$2,372
Income taxes payable	—	1,533
Accrued warranty	313	501
Accrued materials returns	210	332
Other	1,216	851

	$3,776	$5,589

NOTE 10. INCOME TAXES

Domestic and foreign pre-tax income (loss) was as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Domestic	$(35,546)	$1,033	$3,915
Foreign	(1,278)	483	1,190

	$(36,824)	$1,516	$5,105

The provision (benefit) for income taxes consisted of the following (in thousands):

Year Ended December 31,	2008	2007	2006
Current:
Federal	$(763)	$1,786	$1,222
State	34	86	68
Foreign	51	307	407

Total current	(678)	2,179	1,697

Deferred:
Federal	(1,749)	(1,365)	(292)
State	51	(208)	48
Foreign	129	(20)	42

Total deferred	(1,569)	(1,593)	(202)

Provision (benefit) for income taxes	$(2,247)	$586	$1,495

The provision (benefit) for income taxes varies from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Federal income tax (benefit) computed at statutory rates	$(12,520)	$516	$1,736
Extraterritorial income exclusion tax benefit	—	—	(139)
Difference in foreign tax rate	(87)	(26)	59
State income taxes, net of federal benefit	12	42	64
Stock-based compensation	457	429	508
Tax credits (R&D and foreign tax credit)	(151)	(938)	(638)
Expiration of tax credits	259	259	130
Change in valuation allowance	5,475	160	191
Tax exempt interest income	(259)	(443)	(538)
Unrecognized tax benefits	(355)	534	243
AMT credit	(477)	—	—
Goodwill impairment	4,898	—	—
Other	501	53	(121)

Provision (benefit) for income taxes	$(2,247)	$586	$1,495

In August 2008, the IRS accepted our written protest without comment and we settled our IRS audit for 2004 and 2005. The impact to our tax expense was an increase of $22,000, including interest, which was recorded as a discrete item in the third quarter of 2008. In conjunction with the settlement of the 2004 and 2005 audits, the IRS notified us that the 2006 tax returns would be audited. We were subsequently notified that the 2007 tax return would also be audited. We believe that our tax contingencies at December 31, 2008 are sufficient for any disallowances related to the 2006 and 2007 tax returns.

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

December 31,	2008	2007
Current deferred tax assets:
Reserves and allowances	$634	$428
Inventory reserves	1,032	784
Accrued vacation	191	305
Deferred intercompany profit	788	813
Customer deposits	352	423
Other current deferred tax assets	178	78

Gross current deferred tax assets	3,175	2,831
Valuation allowance	(2,904)	(87)

Net current deferred tax assets	271	2,744

Current deferred tax liabilities:
Loss on hedging activities	(172)	(15)

Current deferred tax assets, net	99	2,729

Non-current deferred tax assets:
Reserves and allowances	183	194
Federal and state net operating loss carryforwards	671	150
Federal and state tax credits	2,767	2,583
Stock-based compensation	605	281
Other non-current deferred tax assets	1,466	706

Gross non-current deferred tax assets	5,692	3,914
Valuation allowance	(4,720)	(2,060)

Net non-current deferred tax assets	972	1,854

Non-current deferred tax liabilities:
Purchased intangibles	—	(4,073)
Patents	(735)	(873)
Other non-current deferred tax liabilities	—	(22)

Total non-current deferred tax liabilities	(735)	(4,968)

Non-current tax assets (liabilities), net	237	(3,114)

Net total deferred tax assets (liabilities)	$336	$(385)

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets. Based on this evaluation, in 2008, we recorded a $5.0 million charge to establish a full valuation allowance against our domestic deferred tax assets, and increased the valuation allowance against foreign deferred tax assets by $500,000. In 2007, we increased the valuation allowance against State of Oregon research credits by $25,000 and established a valuation allowance against a foreign net operating loss carryforward of $150,000. In 2006, we increased the valuation allowance against State of Oregon research credits by $206,000 as we believed that this portion of the tax credits were more likely than not to not be utilized in the future.

The net increase in the total valuation allowance was $5.5 million, $175,000 and $206,000, respectively, in 2008, 2007 and 2006. The valuation allowance as of December 31, 2008 and 2007 was $7.6 million and $2.1 million, respectively. As of December 31, 2008, the portion of valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be applied directly to equity is approximately $110,000.

In 2008, income tax benefits of $222,000 attributable to employee stock option transactions, which were previously allocated to shareholders’ equity, were reversed. In 2007 and 2006, income tax benefits attributable to employee stock option transactions of $142,000 and $945,000, respectively, were allocated to shareholders’ equity.

We had federal and state research and experimentation credit carryforwards of approximately $2.7 million at December 31, 2008 to offset against future taxable income. These carryforwards expire beginning 2008 through 2027.

A reconciliation of unrecognized tax benefits for 2008 and 2007 was as follows (in thousands):

Balance, January 1, 2007	$645
Increases due to tax positions taken during a prior year	614
Decreases due to tax positions taken during a prior year	(134)

Balance, December 31, 2007	1,125
Increases due to tax positions taken during a prior year	618
Decreases due to tax positions taken during a prior year	(1,078)

Balance, December 31, 2008	$665

In 2008 and 2007, unrecognized tax benefits included $110,000 and $54,000, respectively, that related to stock-based compensation and, accordingly, will be recorded directly to additional paid-in capital when recognized. Interest and penalties (refunded) recognized during 2008 and 2007 totaled $(135,000) and $162,000, respectively.

Of the total unrecognized tax benefits at December 31, 2008, $550,000 would have an impact on the effective tax rate if recognized. Interest and penalties accrued on the unrecognized tax benefits totaled $63,000 at December 31, 2008. Although we cannot be certain of the final outcome of any ongoing tax examinations, we believe it is reasonably possible that the total amount of unrecognized benefits related primarily to research and experimentation credits could decrease in the range of $300,000 to $500,000 within the next 12 months.

The tax years which remained open to examination in our major taxing jurisdictions as of December 31, 2008 were as follows:

Jurisdiction	Open Tax Years
U.S.	2004-2008
Japan	2002-2008
United Kingdom	2006-2008
Taiwan	2006-2008
China	2006-2008
Germany	2007-2008

We did not provide for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2008, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3.1 million.

A provision of the Internal Revenue Code requires the utilization of net operating losses and research and experimentation credits be limited when a change in ownership of more than 50% occurs. We believe that such a change occurred with the issuance of common stock in our initial public offering (“IPO”) in December 2004. Accordingly, the utilization of the net operating loss and credit carryforwards generated from periods prior to December 2004 may be limited in the timing of their utilization.

NOTE 11. OTHER, NET

Other income (expense), net consisted of the following (in thousands):

Year ended December 31,	2008	2007	2006
Interest income, net	$862	$1,455	$1,614
Remeasurement related foreign currency gains (losses)	458	(254)	97
Gains (losses) related to foreign currency hedges	(409)	238	253
Other	127	(103)	(3)

	$1,038	$1,336	$1,961

NOTE 12. STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Weighted average grant-date fair value of share options granted	$446	$1,924	$3,026
Total intrinsic value of share options exercised	301	1,575	2,397
Fair value of restricted shares vested	214	59	—
Stock-based compensation recognized in results of operations	2,531	2,346	1,882
Cash received from options exercised and shares purchased under all share-based arrangements	1,398	1,989	2,176
Tax benefit (reversal of benefit) related to stock options exercised	(222)	142	945

No stock-based compensation was capitalized as a part of an asset during the years ended December 31, 2008, 2007 or 2006.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Cost of sales	$369	$432	$443
Research and development	324	361	305
Selling, general and administrative	1,838	1,553	1,134

	$2,531	$2,346	$1,882

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2008	2007	2006
Stock Option Plan
Risk-free interest rate	2.7%	4.5%	4.5% - 5.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6.5 years	6.5 years	4 years – 6.5 years
Expected volatility	54.2%	48.3%	56.2% - 61.4%
Employee Stock Purchase Plan
Risk-free interest rate	1.9% - 2.5%	4.3% - 5.1%	4.7% - 5.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months – 2 years	6 months – 2 years	6 months – 2 years
Expected volatility	29.2% - 43.7%	19.2% - 35.8%	24.8% - 45.7%

The risk-free rate used is based on the U.S. Treasury yield over the expected term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on a weighted average of our historic volatility and the historic volatility of a group of peer companies over the prior 6.5 year period. The expected volatility for our employee stock purchase plan is calculated based on our historical volatility and consideration of peer group data. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend yield is 0%.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Stock Incentive Plans

Our stock incentive plans include our 1993 Stock Incentive Plan (the “1993 Plan”) and our 2000 Stock Incentive Plan (the “2000 Plan”) (together, the “Plans”) and provide for the granting of incentive stock options, nonqualified stock options and restricted stock units. Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is 10 years, and the right to exercise options granted generally vests as to 20% at the end of the first year and then as to 1.67% per month thereafter with full vesting occurring on the fifth anniversary. Grants of restricted stock units generally vest 25% each year over four years. The 1993 Plan expired during 2003 and any remaining unissued options were canceled. Options currently outstanding under the 1993 Plan will not be available for reissuance upon cancellation. We have authorized a total of 2.4 million shares of common stock for issuance under the 2000 Plan.

At December 31, 2008, 569,583 shares were available for future grants, and we had 2,002,803 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2008 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,316,369	$10.44
Granted	100,000	8.06
Exercised	(120,131)	5.73
Forfeited	(283,018)	12.39

Outstanding at December 31, 2008	1,013,220	10.22

Certain information regarding options outstanding as of December 31, 2008 was as follows:

	Options Outstanding	Options Exercisable
Number	1,013,220	783,078
Weighted average exercise price	$10.22	$10.04
Aggregate intrinsic value	—	—
Weighted average remaining contractual term	5.4 years	4.7 years

The aggregate intrinsic value in the table above is based on our closing stock price of $1.95 on December 31, 2008. No options were outstanding at December 31, 2008 with an exercise price of less than $1.95 per share.

Restricted stock unit activity during 2008 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2007	181,007	$11.22
Granted	351,997	5.41
Vested	(52,377)	3.65
Forfeited	(55,865)	11.08

Outstanding at December 31, 2008	424,762	7.36

As of December 31, 2008, total unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $3.1 million, which will be recognized over the weighted average remaining vesting period of 1.6 years.

Employee Stock Purchase Plan

In February 2004, our board of directors approved the 2004 Employee Share Purchase Plan (the “2004 ESPP”) and the reservation of 400,000 shares of our common stock thereunder. The terms of the 2004 ESPP provide for an annual increase in available shares of up to 100,000, upon board approval, beginning in 2006. In 2008, the number of shares reserved under the 2004 ESPP was increased by 100,000 shares for a total available of 500,000 shares of our common stock. There was no increase in the number of available shares in 2007 or 2006. The 2004 ESPP consists of two-year offering periods with four consecutive, overlapping six-month purchase periods commencing on the first trading day on or after February 1 and August 1 each year (the “Enrollment Date”). Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to purchase up to 5,000 shares per six-month purchase period, at a purchase price of 85% of the fair market value of a share of common stock on the Enrollment Date or on the exercise date, whichever is lower. The exercise date is the last trading day of each offering period. If the purchase price is lower on the exercise date than on the Enrollment Date, the two-year offering period will terminate and a new two-year offering period will begin. Participating employees are automatically enrolled in the new offering period. During the year ended December 31, 2008, we issued 120,436 shares pursuant to the 2004 ESPP at a weighted average price of $5.90 per share, which represented a weighted average discount of $1.04 per share from the fair market value on the dates of purchase, and 161,819 shares remained available for purchase as of December 31, 2008.

NOTE 13. RELATED PARTY TRANSACTIONS

FEI Company

During 2007 and 2006 we purchased certain equipment and services for $31,000 and $318,000, respectively, from FEI Company (“FEI”). There were no purchases from FEI in 2008. In addition, FEI purchased certain equipment from us for a total of $14,000, $3,000 and $122,000, respectively, during 2008, 2007 and 2006. At December 31, 2008 and 2007, we had a receivable from FEI of $11,000 and $3,000, respectively. One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI.

Raytheon, Inc.

During 2008, 2007 and 2006, we did not purchase any equipment or services from Raytheon, Inc. However, Raytheon purchased certain equipment from us for a total of $296,000, $232,000 and $408,000, respectively, during 2008, 2007 and 2006. At December 31, 2008 and 2007, we had a receivable from Raytheon, Inc. of $29,000 and $22,000, respectively. One of the members of our Board of Directors, Mr. William Spivey, is a member of the Board of Directors of Raytheon, Inc.

NOTE 14. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan which allows eligible employees to contribute a certain percentage of their salary. We match 50% of eligible employees’ contributions, up to a maximum of 3% of the employees’ earnings. Our matching contribution for the savings plan was $364,000, $296,000 and $271,000 in 2008, 2007 and 2006, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Leases and Subleases

We lease office and manufacturing space under operating leases that expire at various dates through 2015. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facility. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease. We also lease certain equipment with a cost basis of $86,000 and accumulated depreciation of $21,000 at December 31, 2008.

Future minimum lease payments under non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2009	$2,636	$23
2010	2,647	23
2011	2,523	23
2012	2,224	15
2013	2,274	2
Thereafter	3,743	—

Total minimum lease payments	$16,047	86

Less amounts representing interest		(5)

Present value of future minimum lease payments		$81

Lease expense was $2.8 million, $2.8 million and $2.6 million, respectively, in 2008, 2007 and 2006. Depreciation expense related to capital leases was $15,000, $10,000 and $8,000, respectively, in 2008, 2007 and 2006.

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 16. SEGMENT REPORTING AND ENTERPRISE-WIDE DISCLOSURES

In the third quarter of 2008, we redefined our reporting structure along functional lines to include the Systems segment and the Probes and Sockets segment (see Note 17 for additional information regarding this restructuring). Previously, we classified our products by operating division, either the Engineering Products Division or the Production Products Division. The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the gross profit of our Systems sales and our Probes and Sockets sales. Prior period data has been reclassified to conform to the current period presentation. We do not track our operating expenses or assets on a segment level, and, accordingly, that information is not provided. Revenue and gross profit information by segment was as follows (dollars in thousands):

Year Ended December 31, 2008	Systems	Probes and Sockets	Total
Revenue	$40,870	$35,691	$76,561
Gross Profit	$13,697	$18,387	$32,084
Gross Margin	33.5%	51.5%	41.9%

Year Ended December 31, 2007
Revenue	$56,349	$33,573	$89,922
Gross Profit	$23,382	$17,739	$41,121
Gross Margin	41.5%	52.8%	45.7%

Year Ended December 31, 2006
Revenue	$54,448	$30,404	$84,852
Gross Profit	$22,283	$14,759	$37,042
Gross Margin	40.9%	48.5%	43.7%

No customer accounted for 10% or more of our total revenue in 2008, 2007 or 2006.

Our revenues by geographic area were as follows (in thousands):

Year Ended December 31,	2008	2007	2006
United States	$26,079	$32,965	$32,221
Asia Pacific	36,462	38,229	37,829
Europe	12,146	16,746	12,400
Other	1,874	1,982	2,402

	$76,561	$89,922	$84,852

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2008	2007
United States	$16,712	$47,469
Asia Pacific	674	549
Europe	1,074	1,600

	$18,460	$49,618

NOTE 17. RESTRUCTURING

In the third quarter of 2008, we closed our machine shop, eliminated the divisional infrastructure, and reorganized across functional lines. Machine shop equipment with a net book value of $711,000 was transferred from fixed assets to assets held for sale. Sales of assets held for sale resulted in a gain of $213,000 in 2008, which was included in selling, general and administrative expense. The remaining assets held for sale at December 31, 2008 were written down by $228,000 to the lower of their carrying value or estimated fair value less cost to sell of $400,000. The write-down at December 31, 2008 was included in selling, general and administrative expense.

The closure of the machine shop and reorganization along functional lines resulted in a severance charge of $480,000, which was included in selling, general and administrative expense in 2008. All severance costs related to the restructuring in the third quarter of 2008 have been paid as of December 31, 2008.

NOTE 18. SUBSEQUENT EVENTS

Stock Option Exchange

Effective January 29, 2009, we offered our U.S. employees, other than current members of our Board of Directors and our executive officers (the “Eligible Employees”), the ability to exchange outstanding stock options with an exercise price equal to or greater than $7.00 per share (the “Eligible Options”) for a lesser number of restricted stock units (the “Option Exchange”). Eligible Employees had until February 27, 2009 to exchange Eligible Options at a ratio of 5 options for every 1 restricted stock unit (“RSU”). Each RSU represents a contingent right to receive one share of our common stock upon vesting. The vesting is contingent on continued employment and will occur in four equal annual installments on the first through fourth anniversaries of the grant date, with full vesting occurring on the fourth anniversary of the grant date. A total of 77 employees participated in the Option Exchange, and a total of 169,590 stock options with a fair value of $70,000 were exchanged for a total of 33,918 RSUs with a fair value of $83,000.

2004 ESPP

In January 2009, pursuant to the terms of the 2004 ESPP, and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 500,000 to 600,000. In addition, the Board of Directors authorized an amendment of the 2004 ESPP to reduce the offering period of the plan from two-years to six-months, and change the Enrollment Date to the first trading day on or after May 1 and November 1 of each year. This amendment will be effective as of May 1, 2009.

SCHEDULE II

Cascade Microtech, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Year Ended December 31, 2006:
Allowance for uncollectible accounts	$97	$114	$—	$(58)	$153
Inventory reserves	$1,860	$285	$—	$(202)	$1,943
Year Ended December 31, 2007:
Allowance for uncollectible accounts	$153	$67	$(6)	$(11)	$203
Inventory reserves	$1,943	$519	$—	$(313)	$2,149
Year Ended December 31, 2008:
Allowance for uncollectible accounts	$203	$829	$—	$(3)	$1,029
Inventory reserves	$2,149	$827	$—	$(151)	$2,825

(a)	Charges to this account relate to changes in foreign currency exchange rates.
(b)	Charges to the accounts included in this column are for the purposes for which the reserves were created.