Form 10-Q
period 2009-03-31
CASCADE MICROTECH INC
filed 2009-05-06
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 6, 2009 was 13,316,618.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$4,512	$3,750
Short-term marketable securities	25,694	28,795
Accounts receivable, net of allowances of $963 and $1,029	11,093	12,801
Inventories	19,303	19,079
Prepaid expenses and other	856	1,367
Taxes receivable	990	1,003
Deferred income taxes	92	99
Assets held for sale	—	400

Total Current Assets	62,540	67,294
Long-term marketable securities	3,235	2,465
Fixed assets, net of accumulated depreciation of $15,591 and $14,769	14,021	13,580
Purchased intangible assets, net of accumulated amortization of $1,312 and $1,166	2,279	2,425
Deferred income taxes	257	237
Other assets, net of accumulated amortization of $2,751 and $3,397	2,535	2,455

Total Assets	$84,867	$88,456

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$18	$19
Accounts payable	4,625	4,110
Deferred revenue	1,500	1,120
Accrued liabilities	2,838	3,776

Total Current Liabilities	8,981	9,025
Capital leases, net of current portion	53	62
Deferred revenue	265	313
Other long-term liabilities	2,407	2,356

Total Liabilities	11,706	11,756
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 13,276 and 13,164	133	132
Additional paid-in capital	83,822	83,213
Accumulated other comprehensive income	85	69
Accumulated deficit	(10,879)	(6,714)

Total Shareholders’ Equity	73,161	76,700

Total Liabilities and Shareholders’ Equity	$84,867	$88,456

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Quarter Ended March 31,
	2009	2008
Revenue	$11,469	$20,759
Cost of sales	7,614	10,976

Gross profit	3,855	9,783
Operating expenses:
Research and development	1,993	2,906
Selling, general and administrative	5,395	6,879
Amortization of purchased intangibles	146	648

	7,534	10,433

Loss from operations	(3,679)	(650)
Other income (expense):
Interest income, net	98	263
Other, net	(555)	439

	(457)	702

Income (loss) before income taxes	(4,136)	52
Provision for income taxes	29	68

Net loss	$(4,165)	$(16)

Basic and diluted net loss per share	$(0.31)	$(0.00)

Shares used in basic and diluted per share calculations	13,240	12,985

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Quarter Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,165)	$(16)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,079	1,498
Stock-based compensation, net	396	639
Loss on disposal of assets held for sale	40	—
Deferred income taxes	(13)	(79)
(Increase) decrease in:
Accounts receivable, net	1,708	930
Inventories, net	(224)	(364)
Prepaid expenses and other	475	341
Increase (decrease) in:
Accounts payable	(347)	499
Deferred revenue	332	(186)
Accrued and other long-term liabilities	(862)	(188)

Net cash provided by (used in) operating activities	(1,581)	3,074
Cash flows from investing activities:
Purchase of marketable securities	(5,912)	(16,996)
Proceeds from sale of marketable securities	8,259	15,209
Purchase of fixed assets	(421)	(656)
Investment in patents and other assets	(147)	(147)
Cash paid for acquisitions, net of cash acquired	—	(1,000)
Proceeds from sale of assets held for sale	360	—

Net cash provided by (used in) investing activities	2,139	(3,590)
Cash flows from financing activities:
Principal payments on capital lease obligations	(10)	(4)
Excess tax benefits related to stock option exercises	—	21
Withholding taxes paid on net settlement of vested restricted stock units	(15)	—
Proceeds from issuances of common stock	229	958

Net cash provided by financing activities	204	975
Increase in cash and cash equivalents	762	459
Cash and cash equivalents:
Beginning of period	3,750	4,900

End of period	$4,512	$5,359

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid (refunds received) for income taxes, net	(5)	25
Supplemental disclosure of non-cash information:
Accrual of fixed asset additions	$862	$—
Increase in asset retirement obligation	25	—

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Inventory reserve charges totaled $183,000 and $70,000, respectively, in the first quarter of 2009 and 2008.

Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$11,742	$10,819
Work-in-process	1,072	1,466
Finished goods	6,489	6,794

	$19,303	$19,079

Note 3. Net Loss Per Share

Since we were in a loss position for the three-month periods ended March 31, 2009 and 2008, there was no difference between the number of shares used to calculate basic and diluted net loss per share for those periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,527 and 1,519 as of March 31, 2009 and 2008, respectively.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains were $16,000 and $95,000 in the first quarter of 2009 and 2008, respectively.

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

Three Months Ended March 31,	2009	2008
Warranty accrual, beginning of period	$313	$501
Reductions for warranty charges	(112)	(133)
Additions to warranty reserve	83	137

Warranty accrual, end of period	$284	$505

Note 6. Patents and Purchased Intangible Assets

Internally Developed Patents

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

	March 31, 2009	December 31, 2008
Patents	$4,780	$5,395
Accumulated amortization	(2,751)	(3,397)

	$2,029	$1,998

Purchased Intangible Assets

Purchased intangible assets, net included the following:

	March 31, 2009	December 31, 2008
Customer relationships	$2,465	$2,465
Accumulated amortization	(874)	(772)

	1,591	1,693
Other	1,126	1,126
Accumulated amortization	(438)	(394)

	688	732

Total purchased intangible assets, net	$2,279	$2,425

Amortization expense related to internally developed patents and purchased intangible assets totaled $262,000 and $767,000, respectively, in the first quarter of 2009 and 2008. Of the amortization expense, $116,000 and $118,000, respectively, was for internally developed patents and was included as a component of selling, general and administrative expense.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Accrued compensation and benefits	$1,623	$2,037
Accrued warranty	284	313
Accrued materials returns	257	210
Other	674	1,216

	$2,838	$3,776

Note 8. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our statement of operations as follows (in thousands):

Three Months Ended March 31,	2009	2008
Cost of sales	$85	$109
Research and development	60	116
Selling, general and administrative	251	414

	$396	$639

Stock Incentive Plans

Effective January 29, 2009, we offered our U.S. employees, other than current members of our Board of Directors and our executive officers (the “Eligible Employees”), the ability to exchange outstanding stock options with an exercise price equal to or greater than $7.00 per share (the “Eligible Options”) for a lesser number of restricted stock units (the “Option Exchange”). Eligible Employees had until February 27, 2009 to exchange Eligible Options at a ratio of 5 options for every 1 restricted stock unit (“RSU”). Each RSU represents a contingent right to receive one share of our common stock upon vesting. The vesting is contingent on continued employment and will occur in four equal annual installments on the first through fourth anniversaries of the grant date, with full vesting occurring on the fourth anniversary of the grant date. A total of 77 employees participated in the Option Exchange, and a total of 169,590 stock options with a fair value of $70,000 were exchanged for a total of 33,918 RSUs with a fair value of $83,000, resulting in $13,000 of incremental expense to be recognized over the vesting period.

Stock option activity for the first three months of 2009 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,013,220	$10.22
Granted	309,080	3.11
Exercised	—	—
Forfeited	(318,349)	11.53

Outstanding at March 31, 2009	1,003,951	7.62

Restricted stock unit activity for the first three months of 2009 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2008	424,762	$7.36
Granted	110,018	5.89
Vested	(35,063)	2.56
Forfeited	—	—

Outstanding at March 31, 2009	499,717	7.37

As of March 31, 2009, total unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $3.9 million, which will be recognized over the weighted average remaining vesting period of 2.0 years.

Employee Stock Purchase Plan

In January 2009, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 500,000 to 600,000. In addition, the Board of Directors authorized an amendment of the 2004 ESPP to reduce the offering period of the plan from two-years to six-months, and change the Enrollment Date to the first trading day on or after May 1 and November 1 of each year. This amendment was effective as of May 1, 2009. The modification of the ESPP resulted in an immaterial amount of incremental compensation expense in the first quarter of 2009.

Employees purchased 85,359 shares in the first quarter of 2009 for $229,000 under the 2004 ESPP.

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

Three Months Ended March 31, 2009	Systems	Probes and Sockets	Total
Revenue	$6,123	$5,346	$11,469
Gross Profit	$2,085	$1,770	$3,855
Gross Margin	34.1%	33.1%	33.6%

Three Months Ended March 31, 2008
Revenue	$10,560	$10,199	$20,759
Gross Profit	$3,901	$5,882	$9,783
Gross Margin	36.9%	57.7%	47.1%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand-alone divisional information. In preparing this financial information, certain expenses were allocated between the segments based on management estimates, while others were based on specific factors such as headcount. These factors can have a significant impact on the amount of gross profit for each segment. While we believe we have applied a reasonable methodology, assignment of other reasonable cost allocations to each segment could result in materially different segment gross margins.

No customer accounted for 10% or greater of our total revenue in the three-month periods ended March 31, 2009 or 2008.

Note 10. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	March 31, 2009
	Fair Value	Input Level
Marketable securities	$28,928	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar securities.

Note 11. Subsequent Event

In April 2009, the Internal Revenue Service (“IRS”) completed its audit of our 2006 and 2007 federal tax returns. Our tax contingencies as of March 31, 2009 were sufficient to cover the adjustments to those returns. The impact of this audit is not significant and will be recorded in the second quarter of 2009 in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking, including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 10, 2009. These risk factors have not significantly changed since they were filed with our Form 10-K and included the following:

•

Our operating results have fluctuated in the past and are likely to fluctuate in the future, which could cause us to miss analyst expectations about these results and cause the trading price of our common stock to decline.

•	The cyclicality of the semiconductor industry affects our financial results, and, as a result, we may experience reduced sales or operating losses in a semiconductor industry downturn.

•	As a result of rapid macroeconomic deterioration, some of our customers may experience sudden and unexpected changes in their financial condition, resulting in bad debts.

•	Consolidation of our customer base due to the poor economic environment could adversely affect our revenues and results of operations.

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

•	Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

•	We manufacture most of our products at our Oregon and Minnesota facilities, and any disruption in the operations of these facilities could harm our business.

•	We rely on suppliers and contract manufacturers for the products we sell.

•	A reorganization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

•	We may fail to comply with environmental regulations, which could result in significant costs and harm our business.

•	Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

•	We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

•	Our employment costs in the short-term are, to a large extent, fixed, and therefore, any shortfall in sales would harm our operating results.

•	Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

•	Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

•	The anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that shareholders may consider beneficial.

•	If our stock price is volatile, securities class action litigation may be brought against us, which could result in substantial costs.

General

We design, develop and manufacture advanced wafer probing and test socket solutions for the electrical measurement of high performance chips. We design, manufacture and assemble our products in Oregon and Minnesota, with global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

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

Overview

Semiconductor and semiconductor equipment market conditions continued to deteriorate during the first quarter of 2009. Our revenues decreased to $11.5 million in the first quarter of 2009 compared to $15.4 million in the fourth quarter of 2008 and $20.8 million in the first quarter of 2008 as uncertainty in the world economic environment continued to impact demand and the timing of customer spending.

It is unclear when the semiconductor and semiconductor equipment market conditions will improve. However, we believe that our competitive position, products, technology and balance sheet remain strong, and that we are well positioned to manage through the economic downturn.

Outlook for the Remainder of 2009

The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from our expectations. We believe the market for semiconductors and semiconductor equipment will continue to be uncertain through at least the third quarter of 2009, and, accordingly, we expect an overall decline in revenue for the first nine months of 2009 compared to the first nine months of 2008.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, lives and recoverability of equipment and other long-lived assets, warranty obligations, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 10, 2009.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of sales	66.4	52.9

Gross profit	33.6	47.1
Operating expenses:
Research and development	17.4	14.0
Selling, general and administrative	47.0	33.1
Amortization of purchased intangibles	1.3	3.1

Total operating expenses	65.7	50.2

Income (loss) from operations	(32.1)	(3.1)
Other income, net	(4.0)	3.4

Income (loss) before income taxes	(36.1)	0.3
Provision (benefit) for income taxes	0.3	0.3

Net income (loss)	(36.3)%	0.1%

(1)	Percentages may not add due to rounding.

The following table summarizes revenue and gross profit for each of our segments (dollars in thousands):

Three Months Ended March 31, 2009	Systems	Probes and Sockets	Total
Revenue	$6,123	$5,346	$11,469
Gross Profit	$2,085	$1,770	$3,855
Gross Margin	34.1%	33.1%	33.6%

Three Months Ended March 31, 2008
Revenue	$10,560	$10,199	$20,759
Gross Profit	$3,901	$5,882	$9,783
Gross Margin	36.9%	57.7%	47.1%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand alone divisional information.

Revenue

Revenue decreased $9.3 million, or 44.8%, to $11.5 million in the first quarter of 2009 compared to $20.8 million in the first quarter of 2008.

Systems

Systems revenue decreased $4.4 million, or 42.0%, to $6.1 million in the first quarter of 2009 compared to $10.5 million in the first quarter of 2008. Certain financial information which contributed to the Systems revenue results was as follows:

First quarter of 2009 compared to first quarter of 2008
Percentage decrease in unit sales	37.5%
Percentage decrease in average sales price	18.5%

We realized decreased unit sales in the first quarter of 2009 compared to the first quarter of 2008 due to the continuing global slow-down in semiconductor markets. Average sales prices in the first quarter of 2009 compared to the first quarter of 2008 were negatively affected by sales mix, as fewer high-end 300mm systems were sold in relation to total system sales. Average sales price includes the sales price of any analytical probes, probe cards and accessories purchased with an engineering probe station.

Probes and Sockets

Probes and Sockets revenue decreased $4.9 million, or 47.6%, to $5.3 million in the first quarter of 2009 compared to $10.2 million in the first quarter of 2008. This decrease was primarily the result of lower unit sales driven by the overall decrease in worldwide semiconductor production.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales decreased $3.4 million, or 30.6%, to $7.6 million in the first quarter of 2009 compared to $11.0 million in the first quarter of 2008. Gross margin (gross profit as a percentage of net sales) was 33.6% and 47.1%, respectively, in the first quarter of 2009 and 2008. The decrease in cost of sales in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to the decrease in sales.

Systems

The gross margin in Systems decreased to 34.1% in the first quarter of 2009 from 36.9% in the first quarter of 2008. The decrease in gross margin was primarily the result of a shift in product mix to fewer 300mm systems in relation to total system sales. Our 300mm systems typically yield higher gross margins than non-300mm systems due to their higher average sales prices and sales of accessories.

Probes and Sockets

The gross margin in Probes and Sockets decreased to 33.1% in the first quarter of 2009 from 57.7% in the first quarter of 2008. The decrease in gross margin was primarily due to the decrease in sales volume. As sales volumes decline, unallocated fixed overhead costs recorded as a period expense in cost of sales increase.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses decreased $0.9 million, or 31.4%, to $2.0 million in the first quarter of 2009 compared to $2.9 million in the first quarter of 2008. The decrease was primarily due to the following:

Decrease in wages and benefits due to lower headcount	$671,000
Decrease in production costs allocated to R&D	101,000
Decrease in stock-based compensation	56,000
Decrease in recruiting expenses	52,000
Other, net	20,000

$900,000

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

SG&A expenses decreased $1.5 million, or 21.6%, to $5.4 million in the first quarter of 2009 compared to $6.9 million in the first quarter of 2008. The decrease was primarily due to the following:

Decrease in accounting and consulting fees	$344,000
Decrease in wages and benefits due to lower headcount	305,000
Decrease in internal and external sales commissions	185,000
Decrease in travel, meals and entertainment expenses	184,000
Decrease in stock-based compensation	163,000
Decrease in occupancy expenses	120,000
Decrease in advertising and direct marketing expenses	119,000
Other, net	80,000

$1,500,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisition of certain assets of the eVue product line in the fourth quarter of 2006, the acquisition of Gryphics, Inc. in the second quarter of 2007 and the acquisition of certain assets of Synatron GmbH in the third quarter of 2007. Amortization expense decreased $0.5 million to $0.1 million in the first quarter of 2009 compared to $0.6 million in the first quarter of 2008 due to the asset impairment charge recorded in the fourth quarter of 2008. Net purchased intangibles totaled $2.3 million at March 31, 2009.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on sales of investments and transaction and re-measurement related foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses. Transaction related foreign currency gains and losses result from gains and losses recognized primarily on foreign exchange forward contracts and on certain of our accounts receivable that are denominated in Japanese yen.

Other income (expense) was comprised of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest income, net	$98	$263
Remeasurement related foreign currency losses	(602)	(184)
Gains related to foreign currency hedges	36	612
Other	11	11

	$(457)	$702

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decrease in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to decreased cash and investment balances resulting from increased cash outflows to support our operations.

Income Taxes

Our provision for income taxes totaled $29,000, or (0.7)% of loss before income taxes and $68,000, or 130.8%, of income before income taxes, in the first quarter of 2009 and 2008, respectively. In the fourth quarter of 2008, we determined that a valuation allowance should be recorded against domestic deferred tax assets. The income tax provision for the first quarter of 2009 represented tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Net cash used in operating activities in the first quarter of 2009 was $1.6 million and consisted of our net loss of $4.2 million, offset by net non-cash expenses of $1.5 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $1.7 million to $11.1 million at March 31, 2009, compared to $12.8 million at December 31, 2008. The decrease in accounts receivable was primarily due to lower sales in the first quarter of 2009 compared to the fourth quarter of 2008.

Inventories increased by $0.2 million to $19.3 million at March 31, 2009, compared to $19.1 million at December 31, 2008. The increase in inventory was primarily the result of lower than expected sales and the fulfillment of purchase commitments existing at December 31, 2008. We believe that our inventory reserves of $3.0 million are adequate at March 31, 2009. However, if our actual results are significantly different than our current projections for the remainder of 2009, we may be required to increase reserves for inventory in future periods.

Accounts payable and other accrued liabilities, net of accruals for fixed asset purchases, decreased by $1.2 million from the fourth quarter of 2008 primarily due to an overall decrease in inventory purchases, operating expenses and accrued compensation and benefits.

Fixed assets additions were $1.3 million in the first quarter of 2009, including $0.9 million that were unpaid and accrued in accounts payable at March 31, 2009. These additions were primarily for socket production related equipment. We anticipate fixed asset additions for the remainder of 2009 of approximately $1.7 million, primarily for socket production related equipment and sustaining on-going capital requirements.

Assets held for sale at December 31, 2008 were sold for $360,000 in the first quarter of 2009. The loss of $40,000 upon sale of these assets was included as a component of selling, general and administrative expenses.

Proceeds from the issuance of common stock of $0.2 million represented the sale of stock pursuant to our employee stock purchase plan.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $33.4 million at March 31, 2009. We have, from time to time, evaluated, and continue to evaluate, opportunities for acquisition and expansion. Any such transactions, if consummated, may use a portion of our cash and marketable securities.

Accounting Pronouncements Issued Not Yet Adopted

There are no accounting pronouncements issued but not yet adopted as of March 31, 2009 that we expect to have a significant impact on our financial statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of March 31, 2009 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
Operating Leases	$16,111	$2,005	$5,339	$4,724	$4,043
Capital Leases	74	16	42	16	—
Purchase Order Commitments	2,512	2,409	103	—	—

	$18,697	$4,430	$5,484	$4,740	$4,043

Purchase order commitments primarily represent open orders for inventory.

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

There have been no material changes in our reported market risks or risk management policies since the filing of our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2009.

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

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 10, 2009. See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report under the heading “Forward Looking Statements and Risk Factors.”

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

As of March 31, 2009, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $20.0 million, net of cash acquired, for our acquisitions of the eVue product line, Gryphics, Inc. and certain assets of Synatron GmbH.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Lease Agreement between Minnesota Industrial Properties Limited Partnership and Cascade Microtech, Inc. dated February 6, 2009.

10.2	First Amendment of Lease dated March 19, 2009 to Lease Agreement between Minnesota Industrial Properties Limited Partnership and Cascade Microtech, Inc. dated February 6, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2009	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ GEOFF WILD
Geoff Wild
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)