Form 10-Q
period 2009-06-30
CASCADE MICROTECH INC
filed 2009-08-06
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 30, 2009 was 13,323,275.

CASCADE MICROTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$7,707	$3,750
Short-term marketable securities	21,720	28,795
Accounts receivable, net of allowances of $1,025 and $1,029	9,009	12,801
Inventories	17,930	19,079
Prepaid expenses and other	862	1,367
Taxes receivable	945	1,003
Deferred income taxes	94	99
Assets held for sale	—	400

Total Current Assets	58,267	67,294

Long-term marketable securities	4,251	2,465
Fixed assets, net of accumulated depreciation of $16,379 and $14,769	13,353	13,580
Purchased intangible assets, net of accumulated amortization of $1,457 and $1,166	2,134	2,425
Deferred income taxes	262	237
Other assets, net of accumulated amortization of $2,861 and $3,397	2,477	2,455

Total Assets	$80,744	$88,456

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$11	$19
Accounts payable	2,829	4,110
Deferred revenue	1,021	1,120
Accrued liabilities	2,121	3,776

Total Current Liabilities	5,982	9,025

Capital leases, net of current portion	34	62
Deferred revenue	176	313
Other long-term liabilities	2,419	2,356

Total Liabilities	8,611	11,756

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 13,321 and 13,164	133	132
Additional paid-in capital	84,405	83,213
Accumulated other comprehensive income	50	69
Accumulated deficit	(12,455)	(6,714)

Total Shareholders’ Equity	72,133	76,700

Total Liabilities and Shareholders’ Equity	$80,744	$88,456

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$12,616	$19,287	$24,085	$40,046

Cost of sales	7,835	10,889	15,449	21,865

Gross profit	4,781	8,398	8,636	18,181

Operating expenses:

Research and development	1,818	2,826	3,811	5,732
Selling, general and administrative	5,186	7,335	10,581	14,214
Amortization of purchased intangibles	145	649	291	1,297

	7,149	10,810	14,683	21,243

Loss from operations	(2,368)	(2,412)	(6,047)	(3,062)

Other income (expense):
Interest income, net	103	227	201	490
Other, net	440	(183)	(115)	256

	543	44	86	746

Loss before income taxes	(1,825)	(2,368)	(5,961)	(2,316)
Benefit for income taxes	(249)	(510)	(220)	(442)

Net loss	$(1,576)	$(1,858)	$(5,741)	$(1,874)

Basic and diluted net loss per share	$(0.12)	$(0.14)	$(0.43)	$(0.14)

Shares used in basic and diluted per share calculations:	13,306	13,046	13,273	13,016

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,741)	$(1,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,190	3,038
Stock-based compensation, net	932	1,363
(Gain) loss on disposal of long-lived assets	(14)	82
Loss on disposal of assets held for sale	40	—
Deferred income taxes	(20)	(223)
(Increase) decrease in:
Accounts receivable, net	3,792	4,420
Inventories, net	1,149	(1,530)
Prepaid expenses and other	501	(117)
Increase (decrease) in:
Accounts payable	(1,281)	19
Deferred revenue	(236)	(185)
Accrued and other long-term liabilities	(1,617)	(752)

Net cash provided by (used in) operating activities	(305)	4,241

Cash flows from investing activities:
Purchase of marketable securities	(10,554)	(27,997)
Proceeds from sale of marketable securities	15,824	26,602
Purchase of fixed assets	(1,444)	(1,677)
Investment in patents and other assets	(185)	(386)
Cash paid for acquisitions, net of cash acquired	—	(1,000)
Proceeds from disposal of fixed assets	16	—
Proceeds from sale of assets held for sale	360	—

Net cash provided by (used in) investing activities	4,017	(4,458)

Cash flows from financing activities:
Principal payments on capital lease obligations	(16)	(9)
Excess (reversal of) tax benefits related to stock option exercises	(23)	47
Withholding taxes paid on net settlement of vested restricted stock units	(37)	(28)
Proceeds from issuances of common stock	321	1,057

Net cash provided by financing activities	245	1,067

Increase in cash and cash equivalents	3,957	850

Cash and cash equivalents:
Beginning of period	3,750	4,900

End of period	$7,707	$5,750

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid (refunds received) for income taxes, net	(106)	311

Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$—	$5
Increase in asset retirement obligation	25	—

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The financial information for the second quarter of 2009 includes an immaterial adjustment for foreign currency re-measurement related to 2008, which increased other income by $0.3 million for the three and six-month periods ended June 30, 2009. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Inventory reserve charges totaled $284,000 and $467,000, respectively, in the three and six-month periods ended June 30, 2009 and $12,000 and $82,000, respectively, in the comparable periods of 2008.

Inventories consisted of the following (in thousands):

	June 30, 2009	December 31 2008
Raw materials	$10,468	$10,819
Work-in-process	1,265	1,466
Finished goods	6,197	6,794

	$17,930	$19,079

Note 3. Net Loss Per Share

Since we were in a loss position for the three and six-month periods ended June 30, 2009 and 2008, there was no difference between the number of shares used to calculate basic and diluted net loss per share for those periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,540 for the three and six-month periods ended June 30, 2009, and 1,600 for the three and six-month periods ended June 30, 2008.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding gains (losses) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized holding gains (losses)	$(35)	$(85)	$(19)	$10

Note 5. Product Warranty

We estimate a liability for costs to repair or replace products under warranties for a period of approximately twelve months when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. The liability for product warranties is included in accrued liabilities on our consolidated balance sheet. Product warranty activity was as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Warranty accrual, beginning of period	$313	$501
Reductions for warranty charges	(292)	(336)
Additions to warranty reserve	231	317

Warranty accrual, end of period	$252	$482

Note 6. Patents and Purchased Intangibles Assets

Internally Developed Patents

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

	June 30, 2009	December 31 2008
Patents	$4,819	$5,395
Accumulated amortization	(2,861)	(3,397)

	$1,958	$1,998

Purchased Intangible Assets

Purchased intangible assets, net included the following:

	June 30, 2009	December 31, 2008
Customer relationships	$2,465	$2,465
Accumulated amortization	(975)	(772)

	1,490	1,693

Other	1,126	1,126
Accumulated amortization	(482)	(394)

	644	732

Total purchased intangible assets, net	$2,134	$2,425

Amortization expense of internally developed patents and purchased intangible assets totaled $0.5 million and $1.5 million, respectively, in the six-month periods ended June 30, 2009 and 2008. Of the amortization expense, $225,000 and $244,000, respectively, was for internally developed patents and was included as a component of selling, general and administrative expense.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Accrued compensation and benefits	$1,330	$2,037
Accrued warranty	252	313
Accrued materials returns	111	210
Other	428	1,216

	$2,121	$3,776

Note 8. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$74	$105	$159	$214
Research and development	71	95	131	211
Selling, general and administrative	391	524	642	938

	$536	$724	$932	$1,363

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

On May 15, 2009, our shareholders approved an amendment to our 2000 Stock Incentive Plan, increasing the number of shares of our common stock reserved for issuance thereunder from 2,400,000 shares to 3,000,000 shares.

Stock option activity for the first six months of 2009 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,013,220	$10.22
Granted	309,080	3.11
Exercised	—	—
Forfeited	(322,532)	11.47

Outstanding at June 30, 2009	999,768	7.62

Restricted stock unit activity for the first six months of 2009 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2008	424,762	$7.36
Granted	112,018	5.84
Vested	(51,014)	2.85
Forfeited	(6,350)	4.84

Outstanding at June 30, 2009	479,416	7.52

As of June 30, 2009, total unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $3.4 million, which will be recognized over the weighted average remaining vesting period of 1.8 years.

Employee Stock Purchase Plan

In January 2009, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 500,000 to 600,000. In addition, the Board of Directors authorized an amendment of the 2004 ESPP to reduce the offering period of the plan from two-years to six-months, and changed the Enrollment Date to the first trading day on or after May 1 and November 1 of each year. This amendment was effective as of May 1, 2009. The modification of the ESPP resulted in an immaterial amount of incremental compensation expense in the first quarter of 2009.

Employees purchased 120,482 shares in the first six months of 2009 for $321,000 under the 2004 ESPP.

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

Three Months Ended June 30, 2009	Systems	Probes and Sockets	Total
Revenue	$6,194	$6,422	$12,616
Gross Profit	$2,081	$2,700	$4,781
Gross Margin	33.6%	42.0%	37.9%

Three Months Ended June 30, 2008
Revenue	$9,824	$9,463	$19,287
Gross Profit	$3,133	$5,265	$8,398
Gross Margin	31.9%	55.6%	43.5%

Six Months Ended June 30, 2009	Systems	Probes and Sockets	Total
Revenue	$12,317	$11,768	$24,085
Gross Profit	$4,166	$4,470	$8,636
Gross Margin	33.8%	38.0%	35.9%

Six Months Ended June 30, 2008
Revenue	$20,384	$19,662	$40,046
Gross Profit	$7,034	$11,147	$18,181
Gross Margin	34.5%	56.7%	45.4%

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

No customer accounted for 10% or greater of our total revenue in the three or six-month periods ended June 30, 2009 or 2008.

Note 10. Fair Value Measurements

Effective January 1, 2009, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our non-financial assets and liabilities. The adoption of these provisions of SFAS No. 157 did not have any effect on our results of operations, financial position or cash flows.

Effective June 30, 2009, we adopted the provisions of FSP No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories of equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Since this FSP pertains primarily to footnote disclosures, the adoption did not have any effect on our financial position, results of operations or cash flows.

Various inputs are used in determining the fair value of our assets and liabilities that are required to be measured at fair value and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	June 30, 2009
	Fair Value	Input Level
Marketable securities - municipal obligations	$25,971	Level 2
Forward purchase contracts for Japanese Yen	$934	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our forward positions. We do not record the value of the forward contracts on our balance sheet. We record the net unrealized gain or loss as component of other income (expense), net on a quarterly basis.

Note 11. Completion of Tax Audit

In April 2009, the Internal Revenue Service (“IRS”) completed its audit of our 2006 and 2007 federal tax returns. As a result of the audit, we released tax contingencies that resulted in a net tax benefit of approximately $149,000. The tax benefit was recorded in the second quarter of 2009 in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Note 12. Accounting Pronouncements Issued Not Yet Adopted

SFAS No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. As we believe that our accounting practices are consistent with the Codification, we do not believe that the adoption of SFAS No. 168 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 167

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not have any entities that fall under the guidance of SFAS No. 167 and, accordingly, the adoption of SFAS No. 167 will not have any effect on our financial position, results of operations or cash flows.

SFAS No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 also amends certain provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 166 must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of SFAS No. 166, we do not believe that the adoption of SFAS No. 166 will have a material effect on our financial position, results of operations or cash flows.

Note 13. Subsequent Events

We have considered all events that have occurred subsequent to June 30, 2009 and through August 4, 2009, the issuance date of the financial statements as of and for the periods ended June 30, 2009.

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

•	Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

•	We manufacture most of our products at our Oregon and Minnesota facilities, and any disruption in the operations of these facilities could harm our business.

•	We rely on suppliers and contract manufacturers for the products we sell.

•	Reorganization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

•	We may fail to comply with environmental regulations, which could result in significant costs and harm our business.

•	Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

•	We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

•	Our employment costs in the short-term are, to a large extent, fixed, and therefore, any shortfall in sales would harm our operating results.

•	Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

•	Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

•	The anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that our shareholders may consider beneficial.

•	If our stock price is volatile, securities class action litigation may be brought against us, which could result in substantial costs.

General

We design, develop and manufacture advanced wafer probing and test socket solutions for the electrical measurement and testing of high performance chips. We design, manufacture and assemble our products in Oregon and Minnesota, with global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

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

Overview

Revenues decreased to $24.1 million in the first six months of 2009 compared to $40.0 million in the first six months of 2008, as uncertainty in the world economic environment impacted demand for semiconductors and semiconductor equipment. However, revenues increased to $12.6 million in the second quarter of 2009 compared to $11.5 million in the first quarter of 2009 as a result of increased sales of probes and sockets in the production market. The increase in probes and sockets sales resulted in an overall increase in gross margin to 37.9% in the second quarter of 2009 compared to 33.6% in the first quarter of 2009 as fixed overhead costs related to the production of probes and sockets were recovered.

Outlook for the Remainder of 2009

Based on the results for first six months of 2009 and our current forecast, we expect an overall decline in revenue for 2009 compared to 2008. However, we saw a mild recovery in the market place with increases in revenues and backlog, particularly in probes and sockets, at the end of the second quarter of 2009. We expect this mild recovery to continue through the third and fourth quarters of 2009. Though mild revenue growth through the end of 2009 as compared to the first two quarters of 2009 is expected, continued uncertainty in global economic conditions makes it difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

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

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1	56.5	64.1	54.6

Gross profit	37.9	43.5	35.9	45.4
Operating expenses:
Research and development	14.4	14.7	15.8	14.3
Selling, general and administrative	41.1	38.0	43.9	35.5
Amortization of purchased intangibles	1.1	3.4	1.2	3.2

Total operating expenses	56.7	56.0	61.0	53.0

Loss from operations	(18.8)	(12.5)	(25.1)	(7.6)
Other income, net	4.3	0.2	0.4	1.9

Loss before income taxes	(14.5)	(12.3)	(24.7)	(5.8)
Benefit for income taxes	(2.0)	(2.6)	(0.9)	(1.1)

Net loss	(12.5)%	(9.6)%	(23.8)%	(4.7)%

(1)	Percentages may not add due to rounding.

The following tables summarize revenue and gross profit for each of our segments (dollars in thousands):

Three Months Ended June 30, 2009	Systems	Probes and Sockets	Total
Revenue	$6,194	$6,422	$12,616
Gross Profit	$2,081	$2,700	$4,781
Gross Margin	33.6%	42.0%	37.9%

Three Months Ended June 30, 2008
Revenue	$9,824	$9,463	$19,287
Gross Profit	$3,133	$5,265	$8,398
Gross Margin	31.9%	55.6%	43.5%

Six Months Ended June 30, 2009	Systems	Probes and Sockets	Total
Revenue	$12,317	$11,768	$24,085
Gross Profit	$4,166	$4,470	$8,636
Gross Margin	33.8%	38.0%	35.9%

Six Months Ended June 30, 2008
Revenue	$20,384	$19,662	$40,046
Gross Profit	$7,034	$11,147	$18,181
Gross Margin	34.5%	56.7%	45.4%

The segment data provided is prepared in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” and is not meant to represent stand-alone divisional information.

Revenue

Revenue decreased $6.7 million, or 34.6%, to $12.6 million in the three-month period ended June 30, 2009 compared to $19.3 million in the same period of 2008 and decreased $15.9 million, or 39.9%, to $24.1 million in the six-month period ended June 30, 2009 compared to $40.0 million in the same period of 2008.

Systems

Systems revenue decreased $3.6 million, or 37.0%, to $6.2 million in the three-month period ended June 30, 2009 compared to $9.8 million in the same period of 2008 and decreased $8.1 million, or 39.6%, to $12.3 million in the six-month period ended June 30, 2009 compared to $20.4 million in the same period of 2008.

Certain financial information which contributed to Systems revenue results was as follows:

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008	Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Percentage decrease in unit sales	31.3%	34.4%
Percentage decrease in average sales price	14.2%	16.4%

We realized decreased unit sales in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008 due to a significant slow-down in the semiconductor and semiconductor equipment markets that began in the third quarter of 2008. Average sales prices in the first six months of 2009 compared to the first six months of 2008 were negatively affected by sales mix, as fewer high-end 300mm systems were sold in relation to total system sales. Average sales price includes the sales price of any analytical probes, probe cards and accessories purchased with an engineering probe station.

Probes and Sockets

Probes and Sockets revenue decreased $3.1 million, or 32.1%, to $6.4 million in the three-month period ended June 30, 2009 compared to $9.5 million in the same period of 2008 and decreased $7.9 million, or 40.1%, to $11.8 million in the six-month period ended June 30, 2009 compared to $19.7 million in the same period of 2008. These decreases were primarily the result of lower unit sales driven by the overall decrease in worldwide semiconductor production.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales decreased $3.1 million, or 28.0%, to $7.8 million in the three-month period ended June 30, 2009 compared to $10.9 million in the same period of 2008 and decreased $6.5 million, or 29.3%, to $15.4 million in the six-month period ended June 30, 2009 compared to $21.9 million in the same period of 2008.

Systems

Systems gross margin increased to 33.6% in the three-month period June 30, 2009 from 31.9% in the same period of 2008. The increase in gross margin is primarily attributable to decreases in salaries, benefits and overhead costs. Decreases in production cost relative to sales were offset by an increase in inventory reserve charges and changes in margin due to product mix. We sold fewer 300mm systems in relation to total system sales, which typically yield higher gross margins than non-300mm systems due to their higher average sales prices and sales of accessories.

Systems gross margin decreased to 33.8% in the six-month period June 30, 2009 from 34.5% in the same period of 2008. The decrease is primarily attributable to an increase in inventory reserve charges and a shift in product mix to fewer 300mm systems in relation to total system sales. These changes were offset by decreases in salaries, benefits and overhead costs.

Probes and Sockets

The gross margin in Probes and Sockets decreased to 42.0% and 38.0%, respectively, in the three and six-month periods ended June 30, 2009 from 55.6% and 56.7%, respectively, in the same periods of 2008. The decreases in gross margin were primarily due to the decreases in sales volume as production costs for Probes and Sockets have a higher component of fixed overhead than Systems. As sales volumes decline, unallocated fixed overhead costs recorded as a period expense in cost of sales increase.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses decreased $1.0 million, or 35.7%, to $1.8 million in the three-month period ended June 30, 2009 compared to $2.8 million in the same period of 2008 and decreased $1.9 million, or 33.5%, to $3.8 million in the six-month period ended June 30, 2009 compared to $5.7 million in the same period of 2008.

The decreases were primarily due to the following:

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008	Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Decrease in wages and benefits due to lower headcount	$633,000	$1,304,000
Decrease in travel, meals and entertainment expenses	81,000	101,000
Decrease in production costs allocated to R&D	66,000	167,000
Decrease in severance costs	54,000	54,000
Decrease in supplies expense	52,000	46,000
Decrease in occupancy expenses	45,000	102,000
Decrease in stock-based compensation	24,000	80,000
Other, net	45,000	46,000

	$1,000,000	$1,900,000

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

SG&A expense decreased $2.1 million, or 29.3%, to $5.2 million in the three-month period ended June 30, 2009 compared to $7.3 million in the same period of 2008 and decreased $3.6 million, or 25.6%, to $10.6 million in the six-month period ended June 30, 2009 compared to $14.2 million in the same period of 2008.

The decreases were primarily due to the following:

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008	Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Decrease in wages and benefits due to lower headcount	$639,000	$944,000
Decrease in accounting and consulting fees	219,000	562,000
Decrease in internal and external sales commissions	246,000	431,000
Decrease in travel, meals and entertainment expenses	299,000	483,000
Decrease in occupancy expenses	154,000	274,000
Decrease in advertising and sales materials	150,000	248,000
Decrease in stock-based compensation	133,000	296,000
Decrease in executive incentive compensation	115,000	150,000
Other, net	145,000	212,000

	$2,100,000	$3,600,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our prior acquisitions. Amortization expense decreased $0.5 million to $0.1 million in the three-month period ended June 30, 2009 compared to $0.6 million in the same period of 2008 and decreased $1.0 million to $0.3 million in the six-month period ended June 30, 2009 compared to $1.3 million in the same period of 2008 due to the asset impairment charge recorded in the fourth quarter of 2008. Net purchased intangibles totaled $2.1 million at June 30, 2009.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and re-measurement related foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income, net	$103	$227	$201	$490
Re-measurement related foreign currency gains (losses)	585	3	(17)	(180)
Gains (losses) on foreign currency forward contracts	(150)	(223)	(114)	387
Other	5	37	16	49

	$543	$44	$86	$746

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decreases in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008 were primarily due to a decrease in interest rates on investments. Re-measurement related foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in Yen, Euro and other foreign currencies. The second quarter of 2009 includes an adjustment for foreign currency re-measurement related to 2008, which increased other income by $0.3 million for the three and six-month periods ended June 30, 2009.

Income Taxes

The benefit for income taxes totaled $0.2 million, or 3.7%, and $0.4 million, or 19.1%, of loss before income taxes, in the first six months of 2009 and 2008, respectively. The income tax benefit for the first six months of 2009 was primarily attributable to the release of tax contingencies as a result of the Internal Revenue Service (“IRS”) completing its audit of our 2006 and 2007 federal tax returns in April 2009. We continued to record a valuation allowance against certain deferred tax assets generated from our net loss in the first six months of 2009. The income tax benefit in the first six months of 2009 differs from the statutory rate due to losses not benefited in certain tax jurisdictions.

Liquidity and Capital Resources

Net cash used in operating activities in the first six months of 2009 was $0.3 million and consisted of our net loss of $5.7 million, offset by net non-cash expenses of $3.1 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $3.8 million to $9.0 million at June 30, 2009, compared to $12.8 million at December 31, 2008. The decrease in accounts receivable was primarily due to lower sales in the second quarter of 2009 compared to the fourth quarter of 2008.

Inventories decreased by $1.2 million to $17.9 million at June 30, 2009, compared to $19.1 million at December 31, 2008. The decrease in inventory is attributable to an increase in inventory related reserves of $0.5 million, scrap adjustments of $0.3 million, and an overall decrease in inventory purchasing. We believe that our inventory reserves at June 30, 2009 are adequate. However, if our actual results are significantly different than our current expectations for the remainder of 2009, we may be required to increase reserves for inventory in future periods.

Accounts payable and other accrued liabilities decreased by $2.9 million to $5.0 million at June 30, 2009, compared to $7.9 million at December 31, 2008 primarily due to an overall decrease in inventory purchases, operating expenses and accrued compensation and benefits.

Fixed asset purchases of $1.4 million in the first six months of 2009 were primarily for socket production related equipment and sustaining on-going capital requirements. We anticipate fixed asset additions for the remainder of 2009 of approximately $1.5 million, primarily for tools and equipment related to the production and design of production probes cards.

Assets held for sale at December 31, 2008 were sold for $360,000 in the first quarter of 2009. The loss of $40,000 upon sale of these assets was included as a component of selling, general and administrative expenses.

Proceeds from the issuance of common stock of $0.3 million represented the sale of stock pursuant to our employee stock purchase plan.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $33.7 million at June 30, 2009. We have, from time to time, evaluated, and continue to evaluate, opportunities for acquisition and expansion. Any such transactions, if consummated, may use a portion of our cash and marketable securities.

Accounting Pronouncements Issued Not Yet Adopted

See Note 12 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of June 30, 2009 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2009	2010 and 2011	2012 and 2013	2014 and beyond
Operating Leases	$15,490	$1,360	$5,362	$4,725	$4,043
Capital Leases	47	7	26	14	—
Purchase Order Commitments	3,281	3,211	70	—	—

	$18,818	$4,578	$5,458	$4,739	$4,043

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

As of June 30, 2009, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $20.0 million, net of cash acquired, for our acquisitions of the eVue product line, Gryphics, Inc. and certain assets of Synatron GmbH.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on May 15, 2009, at which the following actions were taken:

1.	The shareholders elected two Class II directors to the Board of Directors. The voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Keith L. Barnes, Class II	10,839,054	1,704,603
Geoff Wild, Class II	10,837,207	1,706,450

2.	The shareholders approved an amendment to the Cascade Microtech, Inc. 2000 Stock Incentive Plan to increase the shares reserved for issuance thereunder from 2,400,000 to 3,000,000 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
7,991,310	1,785,086	487,975	2,279,286

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 20, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2009	CASCADE MICROTECH, INC. (Registrant)

	By:	/s/ GEOFF WILD
Geoff Wild
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)