Form 10-Q
period 2009-09-30
CASCADE MICROTECH INC
filed 2009-11-02
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock outstanding as of October 29, 2009 was 13,326,283.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$21,030	$3,750
Short-term marketable securities	8,813	28,795
Accounts receivable, net of allowances of $941 and $1,029	9,970	12,801
Inventories	17,588	19,079
Prepaid expenses and other	810	1,367
Taxes receivable	—	1,003
Deferred income taxes	100	99
Assets held for sale	—	400

Total Current Assets	58,311	67,294

Long-term marketable securities	5,267	2,465
Fixed assets, net of accumulated depreciation of $17,190 and $14,769	12,799	13,580
Purchased intangible assets, net of accumulated amortization of $1,601 and $1,166	1,990	2,425
Deferred income taxes	276	237
Other assets, net of accumulated amortization of $2,978 and $3,397	2,441	2,455

Total Assets	$81,084	$88,456

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$11	$19
Accounts payable	3,697	4,110
Deferred revenue	913	1,120
Accrued liabilities	2,769	3,776

Total Current Liabilities	7,390	9,025

Capital leases, net of current portion	33	62
Deferred revenue	87	313
Other long-term liabilities	2,277	2,356

Total Liabilities	9,787	11,756

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 13,326 and 13,164	133	132
Additional paid-in capital	85,003	83,213
Accumulated other comprehensive income	35	69
Accumulated deficit	(13,874)	(6,714)

Total Shareholders’ Equity	71,297	76,700

Total Liabilities and Shareholders’ Equity	$81,084	$88,456

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$13,971	$21,128	$38,056	$61,174
Cost of sales	8,478	12,068	23,927	33,933

Gross profit	5,493	9,060	14,129	27,241

Operating expenses:
Research and development	2,095	2,308	5,906	8,040
Selling, general and administrative	4,971	7,739	15,552	21,953
Amortization of purchased intangibles	144	582	435	1,879

	7,210	10,629	21,893	31,872

Loss from operations	(1,717)	(1,569)	(7,764)	(4,631)

Other income (expense):
Interest income, net	68	221	269	711
Other, net	226	(369)	111	(113)

	294	(148)	380	598

Loss before income taxes	(1,423)	(1,717)	(7,384)	(4,033)
Income tax benefit	(4)	(426)	(224)	(868)

Net loss	$(1,419)	$(1,291)	$(7,160)	$(3,165)

Basic and diluted net loss per share	$(0.11)	$(0.10)	$(0.54)	$(0.24)

Shares used in basic and diluted per share calculations:	13,325	13,108	13,291	13,047

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,160)	$(3,165)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	3,306	4,503
Stock-based compensation, net	1,409	1,925
(Gain) loss on disposal of long-lived assets	7	53
Net (gain) loss on disposal of assets held for sale	40	(33)
Deferred income taxes	(40)	(392)
(Increase) decrease in:
Accounts receivable, net	2,831	1,305
Inventories, net	1,491	(886)
Prepaid expenses and other	1,486	730
Increase (decrease) in:
Accounts payable	(413)	(385)
Deferred revenue	(433)	(265)
Accrued and other long-term liabilities	(1,111)	(1,393)

Net cash provided by operating activities	1,413	1,997

Cash flows from investing activities:
Purchase of marketable securities	(12,648)	(38,600)
Proceeds from sale of marketable securities	29,794	37,360
Purchase of fixed assets	(1,765)	(2,192)
Proceeds from disposal of long-lived assets and assets held for sale	376	175
Investment in patents and other assets	(255)	(517)
Cash paid for acquisitions, net of cash acquired	—	(96)

Net cash provided by (used in) investing activities	15,502	(3,870)

Cash flows from financing activities:
Principal payments on capital lease obligations	(17)	(11)
Excess tax benefits related to stock option exercises	111	46
Withholding taxes paid on net settlement of vested restricted stock units	(50)	(38)
Proceeds from issuances of common stock	321	1,398

Net cash provided by financing activities	365	1,395

Increase (decrease) in cash and cash equivalents	17,280	(478)

Cash and cash equivalents:
Beginning of period	3,750	4,900

End of period	$21,030	$4,422

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$1
Cash paid (refunds received) for income taxes, net	(1,613)	1,169

Supplemental disclosure of non-cash information:
Equipment acquired with capital lease	$—	$22
Increase in asset retirement obligation	25	—

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

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Inventory reserve charges totaled $81,000 and $548,000, respectively, in the three and nine-month periods ended September 30, 2009 and $263,000 and $345,000, respectively, in the comparable periods of 2008.

Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$10,307	$10,819
Work-in-process	1,221	1,466
Finished goods	6,060	6,794

	$17,588	$19,079

Note 3. Net Loss Per Share

Since we were in a loss position for the three and nine-month periods ended September 30, 2009 and 2008, there was no difference between the number of shares used to calculate basic and diluted net loss per share for those periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,530 for the three and nine-month periods ended September 30, 2009, and 1,560 for the three and nine-month periods ended September 30, 2008.

Note 4. Comprehensive Loss

Comprehensive loss includes unrealized holding gains and losses on our available-for-sale marketable securities, which are included as a separate component of shareholders’ equity until realized. Unrealized holding losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unrealized holding losses	$(15)	$(47)	$(34)	$(37)

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

	Nine Months Ended September 30,
	2009	2008
Warranty accrual, beginning of period	$313	$501
Reductions for warranty charges	(332)	(547)
Additions to warranty reserve	307	517

Warranty accrual, end of period	$288	$471

Note 6. Patents and Purchased Intangibles Assets

Internally Developed Patents

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

	September 30, 2009	December 31, 2008
Patents	$4,888	$5,395
Accumulated amortization	(2,978)	(3,397)

	$1,910	$1,998

Purchased Intangible Assets

Purchased intangible assets, net included the following:

	September 30, 2009	December 31, 2008
Customer relationships	$2,465	$2,465
Accumulated amortization	(1,076)	(772)

	1,389	1,693

Other	1,126	1,126
Accumulated amortization	(525)	(394)

	601	732

Total purchased intangible assets, net	$1,990	$2,425

Amortization expense of internally developed patents and purchased intangible assets totaled $0.8 million and $2.2 million, respectively, in the nine-month periods ended September 30, 2009 and 2008. Of the amortization expense, $343,000 and $353,000, respectively, was for internally developed patents and was included as a component of selling, general and administrative expense.

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued compensation and benefits	$1,419	$2,037
Accrued warranty	288	313
Income taxes payable	266	—
Accrued materials returns	58	210
Other	738	1,216

	$2,769	$3,776

Note 8. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$75	$73	$234	$287
Research and development	76	14	207	225
Selling, general and administrative	326	475	968	1,413

	$477	$562	$1,409	$1,925

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

Stock option activity for the first nine months of 2009 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,013,220	$10.22
Granted	309,080	3.11
Exercised	—	—
Forfeited	(330,771)	11.51

Outstanding at September 30, 2009	991,529	7.57

Restricted stock unit activity for the first nine months of 2009 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2008	424,762	$7.36
Granted	137,018	5.57
Vested	(58,459)	3.08
Forfeited	(7,450)	4.49

Outstanding at September 30, 2009	495,871	7.41

As of September 30, 2009, total unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $3.1 million, which will be recognized over the weighted average remaining vesting period of 1.6 years.

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

Employees purchased 120,482 shares in the first nine months of 2009 for $321,000 under the 2004 ESPP.

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

Three Months Ended September 30, 2009	Systems	Probes and Sockets	Total
Revenue	$7,221	$6,750	$13,971
Gross Profit	$2,109	$3,384	$5,493
Gross Margin	29.2%	50.1%	39.3%

Three Months Ended September 30, 2008
Revenue	$11,090	$10,038	$21,128
Gross Profit	$3,730	$5,330	$9,060
Gross Margin	33.6%	53.1%	42.9%

Nine Months Ended September 30, 2009	Systems	Probes and Sockets	Total
Revenue	$19,538	$18,518	$38,056
Gross Profit	$6,275	$7,854	$14,129
Gross Margin	32.1%	42.4%	37.1%

Nine Months Ended September 30, 2008
Revenue	$31,474	$29,700	$61,174
Gross Profit	$10,764	$16,477	$27,241
Gross Margin	34.2%	55.5%	44.5%

The segment data provided is prepared in accordance with Accounting Standards Codification (“ASC”) 280-10, “Segment Reporting - Overall,” and is not meant to represent stand-alone divisional information. In preparing this financial information, certain expenses were allocated between the segments based on management estimates, while others were based on specific factors such as headcount. These factors can have a significant impact on the amount of gross profit for each segment. While we believe we have applied a reasonable methodology, assignment of other reasonable cost allocations to each segment could result in materially different segment gross margins.

No customer accounted for 10% or greater of our total revenue in the three or nine-month periods ended September 30, 2009 or 2008.

Note 10. Fair Value Measurements

We provide information related to the fair value measurements of our assets and liabilities in accordance with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures – Overall,” and ASC 320-10 “Investments - Debt and Equity Securities - Overall.”

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	September 30, 2009
	Fair Value	Input Level
Marketable securities – municipal obligations	$12,009	Level 2
Marketable securities – U.S. agencies	$2,071	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar securities.

Note 11. Accounting Pronouncements Issued Not Yet Adopted

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

ASU 2009-13

Accounting Standards Update (“ASU”) 2009-13, “Multiple-Delivered Revenue Arrangements” amends ASC Subtopic 650-25, “Revenue Recognition - Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While we are still analyzing the effects of the adoption of ASU 2009-13, we do not believe that the adoption of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

ASU 2009-14

ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” amends ASC Subtopic 985-605, “Software-Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While we are still analyzing the effects of the adoption of ASU 2009-13, we do not believe that the adoption of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

ASU 2009-05

ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”, amends ASC Topic 820, “Fair Value Measurements”, to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required. We do not believe that the adoption of this ASU will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 166

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” amends ASC Topic 860 (FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”) and improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 166 must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of SFAS No. 166, we do not believe that the adoption of SFAS No. 166 will have a material effect on our financial position, results of operations or cash flows.

Note 12. Subsequent Events

We have considered all events that have occurred subsequent to September 30, 2009 and through November 2, 2009, the issuance date of the financial statements as of and for the periods ended September 30, 2009.

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

•

As a result of rapid macroeconomic deterioration, some of our customers may experience sudden and unexpected changes in their financial condition and their ability to order or take delivery of products from us, which could possibly result in bad debts. Additionally, the rapid macroeconomic deterioration may increase competitive pricing pressures, potentially resulting in lower margins or loss of revenues.

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

Overview

Revenues decreased to $38.1 million in the first nine months of 2009 compared to $61.2 million in the first nine months of 2008, as uncertainty in the world economic environment impacted demand for semiconductors and semiconductor equipment. However, revenues increased to $14.0 million in the third quarter of 2009 compared to $12.6 million in the second quarter of 2009 and $11.5 million in the first quarter of 2009 as a result of the mild, but continued, recovery in the semiconductor market over the past two quarters. The steady improvement in sales and focus on controlling costs over the past two quarters resulted in an overall increase in gross margin to 39.3% in the third quarter of 2009, compared to 37.9% in the second quarter of 2009, and 33.6% in the first quarter of 2009 as fixed overhead costs were recovered.

Outlook for the Remainder of 2009

Based on the results for first nine months of 2009 and our current forecast, we expect an overall decline in revenue for 2009 compared to 2008. However, we are seeing a mild, but steady, recovery in the market place that we expect to continue in the fourth quarter of 2009. However, continued uncertainty in global economic conditions makes it difficult to predict product demand and other related matters, and makes it more likely that our actual results could differ materially from expectations.

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

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7	57.1	62.9	55.5

Gross profit	39.3	42.9	37.1	44.5
Operating expenses:
Research and development	15.0	10.9	15.5	13.1
Selling, general and administrative	35.6	36.6	40.9	35.9
Amortization of purchased intangibles	1.0	2.8	1.1	3.1

Total operating expenses	51.6	50.3	57.5	52.1

Loss from operations	(12.3)	(7.4)	(20.4)	(7.6)
Other income (expense), net	2.1	(0.7)	1.0	1.0

Loss before income taxes	(10.2)	(8.1)	(19.4)	(6.6)
Income tax benefit	(0.0)	(2.0)	(0.6)	(1.4)

Net loss	(10.2)%	(6.1)%	(18.8)%	(5.2)%

(1)	Percentages may not add due to rounding.

Revenue and gross profit information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2009	Systems	Probes and Sockets	Total
Revenue	$7,221	$6,750	$13,971
Gross Profit	$2,109	$3,384	$5,493
Gross Margin	29.2%	50.1%	39.3%

Three Months Ended September 30, 2008
Revenue	$11,090	$10,038	$21,128
Gross Profit	$3,730	$5,330	$9,060
Gross Margin	33.6%	53.1%	42.9%

Nine Months Ended September 30, 2009	Systems	Probes and Sockets	Total
Revenue	$19,538	$18,518	$38,056
Gross Profit	$6,275	$7,854	$14,129
Gross Margin	32.1%	42.4%	37.1%

Nine Months Ended September 30, 2008
Revenue	$31,474	$29,700	$61,174
Gross Profit	$10,764	$16,477	$27,241
Gross Margin	34.2%	55.5%	44.5%

The segment data provided is prepared in accordance with Accounting Standards Codification (“ASC”) 280-10, “Segment Reporting - Overall,” and is not meant to represent stand-alone divisional information. See Note 9 of Notes to Condensed Consolidated Financial Statements above for additional information.

Revenue decreased $7.1 million, or 33.9%, to $14.0 million in the three-month period ended September 30, 2009 compared to $21.1 million in the same period of 2008 and decreased $23.1 million, or 37.8%, to $38.1 million in the nine-month period ended September 30, 2009 compared to $61.2 million in the same period of 2008.

Systems

Systems revenue decreased $3.9 million, or 34.9%, to $7.2 million in the three-month period ended September 30, 2009 compared to $11.1 million in the same period of 2008 and decreased $12.0 million, or 37.9%, to $19.5 million in the nine-month period ended September 30, 2009 compared to $31.5 million in the same period of 2008.

Certain financial information which contributed to the Systems revenue results was as follows:

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Percentage decrease in unit sales	32.0%	33.5%
Percentage decrease in average sales price	11.8%	14.5%

We realized decreased unit sales in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008 due to a significant slow-down in the semiconductor and semiconductor equipment markets that began during the third quarter of 2008. Average sales price was negatively affected in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008 by changes in our sales mix, as fewer high-end 300mm systems were sold in relation to total system sales. Average sales price includes the sales price of any analytical probes, probe cards and accessories purchased with an engineering probe station.

Probes and Sockets

Probes and Sockets revenue decreased $3.2 million, or 32.8%, to $6.8 million in the three-month period ended September 30, 2009 compared to $10.0 million in the same period of 2008 and decreased $11.2 million, or 37.7%, to $18.5 million in the nine-month period ended September 30, 2009 compared to $29.7 million in the same period of 2008. These decreases were primarily the result of lower unit sales driven by the overall decrease in worldwide semiconductor production.

Cost of Sales and Gross Profit

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales decreased $3.6 million, or 29.7%, to $8.5 million in the three-month period ended September 30, 2009 compared to $12.1 million in the same period of 2008 and decreased $10.0 million, or 29.5%, to $23.9 million in the nine-month period ended September 30, 2009 compared to $33.9 million in the same period of 2008.

Systems

The gross margin in Systems decreased to 29.2% and 32.1%, respectively, in the three and nine-month periods ended September 30, 2009 from 33.6% and 34.2%, respectively, in the same periods of 2008. The decreases in gross margin were primarily attributable to the overall decrease in sales volume and change in product mix. We sold fewer 300mm systems in relation to total system sales, which typically yield higher margins than non-300mm systems due to their higher average sales prices and sales of accessories. The decreases in gross margin due to volume and product mix were partially offset by decreases in salaries, benefits and overhead costs.

Probes and Sockets

The gross margin in Probes and Sockets decreased to 50.1% and 42.4%, respectively, in the three and nine-month periods ended September 30, 2009 from 53.1% and 55.5%, respectively, in the same periods of 2008. The decreases in gross margin were primarily due to the decreases in sales volume as production costs for Probes and Sockets have a higher component of fixed overhead than Systems. As sales volumes decline, unallocated fixed overhead costs recorded as a period expense in cost of sales increase. The impact of the decline in sales volume was partially offset by an overall reduction in salaries, benefits and overhead costs and improvement in yields on certain product lines.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead. From time to time, we enter into arrangements that provide for the reimbursement of research and development expenses. Such reimbursements are netted against gross research and development expenses.

Research and development expenses decreased $0.2 million, or 9.2%, to $2.1 million in the three-month period ended September 30, 2009 compared to $2.3 million in the same period of 2008 and decreased $2.1 million, or 26.5%, to $5.9 million in the nine-month period ended September 30, 2009 compared to $8.0 million in the same period of 2008.

The decreases were primarily due to the following:

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Decrease in wages and benefits due to lower headcount	$(335,000)	$(1,639,000)
Increase in consulting fees for R&D projects	99,000	181,000
Decrease in production costs allocated to R&D	(5,000)	(172,000)
Decrease in travel, meals and entertainment expenses	(24,000)	(125,000)
Decrease in allocated occupancy expenses	(15,000)	(117,000)
Decrease in recruiting expenses	(28,000)	(97,000)
Increase (decrease) in incentive compensation	6,000	(44,000)
Increase (decrease) in stock-based compensation	62,000	(18,000)
Other, net	40,000	(69,000)

	$(200,000)	$(2,100,000)

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

SG&A expenses decreased $2.7 million, or 35.8%, to $5.0 million in the three-month period ended September 30, 2009 compared to $7.7 million in the same period of 2008 and decreased $6.4 million, or 29.2%, to $15.6 million in the nine-month period ended September 30, 2009 compared to $22.0 million in the same period of 2008. The decreases were primarily due to the following:

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Decrease in wages and benefits due to lower headcount	$(827,000)	$(1,845,000)
Decrease in accounting and consulting fees	(374,000)	(937,000)
Decrease in internal and external sales commissions	(240,000)	(671,000)
Decrease in travel, meals and entertainment expenses	(121,000)	(604,000)
Decrease in recruiting and relocation expenses	(22,000)	(117,000)
Decrease in advertising, sales materials and event fees	(91,000)	(389,000)
Decrease in stock-based compensation	(149,000)	(446,000)
Decrease in restructuring costs	(490,000)	(360,000)
Increases (decrease) in allocated occupancy expenses	36,000	(237,000)
Decrease in executive incentive compensation	(39,000)	(189,000)
Decrease in equipment repairs and maintenance	(69,000)	(186,000)
Decrease in departmental supplies	(69,000)	(151,000)
Decrease in bad debt expense	(139,000)	(107,000)
Other, net	(106,000)	(161,000)

	$(2,700,000)	$(6,400,000)

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our prior acquisitions. Amortization expense decreased $0.5 million to $0.1 million in the three-month period ended September 30, 2009 compared to $0.6 million in the same period of 2008 and decreased $1.5 million to $0.4 million in the nine-month period ended September 30, 2009 compared to $1.9 million in the same period of 2008 due to the asset impairment charge recorded in the fourth quarter of 2008. Net purchased intangibles totaled $2.0 million at September 30, 2009.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and re-measurement related foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income, net	$68	$221	$269	$711
Re-measurement related foreign currency gains (losses)	270	(81)	253	(261)
Gains (losses) on foreign currency forward contracts	(53)	(361)	(167)	26
Other	9	73	25	122

	$294	$(148)	$380	$598

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decreases in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008 were primarily due to a decrease in interest rates on investments. Re-measurement related foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in Yen, Euro and other foreign currencies. The nine-month period ended September 30, 2009 includes an adjustment for foreign currency re-measurement related to 2008, which increased other income by $0.3 million for the period.

Income Taxes

The income tax benefit totaled $0.2 million, or 3.0%, and $0.9 million, or 21.5%, of loss before income taxes, in the first nine months of 2009 and 2008, respectively. The income tax benefit for the first nine months of 2009 was primarily attributable to the release of tax contingencies as a result of the Internal Revenue Service (“IRS”) completing its audit of our 2006 and 2007 federal tax returns in April 2009. We continued to record a valuation allowance against certain deferred tax assets generated from our net loss in the first nine months of 2009. The income tax benefit in the first nine months of 2009 differs from the statutory rate due to losses not benefited in certain tax jurisdictions.

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2009 was $1.4 million and consisted of our net loss of $7.2 million, offset by net non-cash expenses of $4.7 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $2.8 million to $10.0 million at September 30, 2009, compared to $12.8 million at December 31, 2008. The decrease in accounts receivable was primarily due an increase in collection efforts and lower sales in the third quarter of 2009 compared to the fourth quarter of 2008.

Inventories decreased by $1.5 million to $17.6 million at September 30, 2009, compared to $19.1 million at December 31, 2008. The decrease in inventory is attributable to an increase in inventory related reserves of $0.6 million, a decrease in demo equipment of $0.4 million, scrap adjustments of $0.4 million, and an overall decrease in inventory purchasing. We believe that our inventory reserves at September 30, 2009 are adequate. However, if our actual results are significantly different than our current expectations for the remainder of 2009, we may be required to increase reserves for inventory in future periods.

Accounts payable and other accrued liabilities decreased by $1.4 million to $6.5 million at September 30, 2009, compared to $7.9 million at December 31, 2008 primarily due to an overall decrease in accrued compensation and benefits, inventory purchases and operating expenses.

Fixed asset purchases of $1.8 million in the first nine months of 2009 were primarily for socket production related equipment and sustaining on-going capital requirements. We anticipate fixed asset additions for the remainder of 2009 of approximately $0.5 million, primarily for tools and equipment related to the production and design of production probes cards.

Assets held for sale at December 31, 2008 were sold for $360,000 in the first quarter of 2009. The loss of $40,000 upon sale of these assets was included as a component of selling, general and administrative expenses.

Proceeds from the issuance of common stock of $0.3 million represented the sale of stock pursuant to our employee stock purchase plan.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $35.1 million at September 30, 2009. We have, from time to time, evaluated, and continue to evaluate, opportunities for acquisition and expansion. Any such transactions, if consummated, may use a portion of our cash and marketable securities.

Accounting Pronouncements Issued Not Yet Adopted

See Note 11 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of September 30, 2009 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2009	2010 and 2011	2012 and 2013	2014 and beyond
Operating Leases	$14,866	$698	$5,400	$4,725	$4,043
Capital Leases	44	3	28	13	—
Purchase Order Commitments	3,415	2,834	581	—	—

	$18,325	$3,535	$6,009	$4,738	$4,043

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

As of September 30, 2009, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $20.0 million, net of cash acquired, for our acquisitions of the eVue product line, Gryphics, Inc. and certain assets of Synatron GmbH.

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

Date: November 2, 2009	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ GEOFF WILD
Geoff Wild
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ STEVEN SIPOWICZ
Steven Sipowicz
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)