Form 10-K
period 2009-12-31
CASCADE MICROTECH INC
filed 2010-03-02
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $34,990,269, computed by reference to the last sales price ($3.65) as reported by the NASDAQ National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2009).

The number of shares outstanding of the registrant’s common stock as of March 1, 2010 was 14,238,022 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Company Profile

We design, develop, manufacture and market advanced wafer probing and test socket solutions for the electrical measurement and testing of high performance chips. We design, manufacture and assemble our products in Oregon, Minnesota and Dresden, Germany (after our recent acquisition), with global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

Engineering probe stations provide precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our analytical probes, as well as accessories from third parties. In addition, we design and build custom engineering probe stations to address the specific requirements of our customers and generate revenue through the sales of service contracts.

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

In January 2010, we acquired Suss MicroTec Test Systems GmbH (“Suss Test”), a wholly owned subsidiary of Suss MicroTec AG., based near Dresden, Germany. The acquisition of Suss Test, a long-time competitor in the market for engineering probe stations, provides us with an expanded portfolio of products as well as the engineering and technical resources to help to address complex emerging technologies.

Industry Background

During the last decade, growth in the computer, telecommunications, consumer and industrial electronics markets has increased demand for chips. However, the worldwide economic downturn that began in 2008 continued to have a negative affect on semiconductor sales in 2009. Despite the recession, the Semiconductor Industry Association (“SIA”) reports that 2009 worldwide semiconductor sales surpassed expectations. According to the SIA, total semiconductor sales for 2009 were $226.3 billion compared to $248.6 billion in 2008, a decline of 9%, significantly better than the predicted decline of 24%, showing healthy increases in November and December of 2009 compared to the same months of 2008. The SIA expects that 2010 total semiconductor sales will be higher than 2009.

To reduce the cost and increase the performance of electronic products, semiconductor chips have become smaller and faster and incorporate greater levels of functionality at a lower price. Advancements in manufacturing technologies, such as smaller chip elements, new materials and larger wafer sizes have permitted manufacturers to meet these requirements. However, these advancements in chip manufacturing technologies have led to increasing challenges in the design, manufacturing and testing of chips.

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

We sell our solutions to most segments of the semiconductor industry, including manufacturers of wireless, communications, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our engineering probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 60% typically generated from customers outside of North America, primarily in Japan, Taiwan, and other Asian countries and, to a lesser extent, Europe.

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

Engineering probing systems are required in the development of new generations of chip processes and designs, and we expect that the demand for engineering probing systems will continue to grow with the increasing complexity of new chip processes and designs. The process development complexities and costs have continually increased as each generation of semiconductor process has required the integration of more layers of smaller chip elements incorporating a longer list of new materials. Engineering probing systems are a basic tool for characterizing and verifying the electrical performance, reliability and repeatability of the new chip elements.

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

In April 2009, our EDGE Flicker Noise Measurement System won Test & Measurement World’s “Best in Test” award. EDGE is the only flicker noise measurement system certified to provide accurate measurements from 1Hz to 30 MHz. Integration of the wafer probe station, instruments and accessories is serviced and supported by site surveys and pre- and post-measurement optimization.

In June 2009, we expanded the capabilities of our Tesla on-wafer power device characterization system, making it fully compatible with Agilent’s B1505 power analyzer and creating a solution for over temperature, low-contact resistance measurements of power devices up to 60 Amperes and 3000 Volts.

Our acquisition of Suss Test expands our portfolio of engineering probing products as well as provides more engineering and technical resources to develop and support complex emerging chip requirements. Suss Test products expand our products for testing chips for communications and computing, and expands our coverage of other chip testing, such as chips for high-brightness light-emitting diodes, or LEDs, micro-electromechanical systems, or MEMS, cryogenic temperatures and other chip types.

Analytical Probes. We offer over 50 different analytical probe models for engineering and production testing. Our Infinity series probes are designed with unique probe tips derived from our proprietary lithographic manufacturing technology, enabling superior electrical contacts on aluminum and copper pads. While our analytical probes are used primarily for engineering test, several of our analytical probes are also used in production testing of some high-frequency devices. We continue to add new models of analytical probes that address measurements with higher complexities and at higher frequencies, most recently to 500 Ghz.

In June 2009, we announced our first complete engineering and production probing solution for 60-80 GHz RFIC manufacturing. With 25 contacts per quadrant, the durable multi-contact Unity-MW probe provides the capability to conveniently connect up to four 110 GHz RF signals per quadrant for the most comprehensive and consistent testing of phased arrays. Utilizing the production-proven Pyramid Probe® photo-lithographically defined tip technology, Pyramid-MW is the industry’s only dedicated 81 GHz probe card delivering repeatable, reliable measurements that ensure high-yield known good die (KGD) can be shipped. Our acquisition of Suss Test expands our offerings of analytical probes to include radio frequency (“RF”) probes for higher and lower temperatures and for higher powers.

Production Probe Cards. A production probe card temporarily connects one or more chips on a wafer under test to a production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing. Depending upon the test environment, production probe cards may last for several hundred thousand to roughly 1 to 2 million contact cycles. Production card sales are driven by production unit volumes and the various stages of the integrated circuits (“ICs”) being tested.

Our Pyramid Probe Card product line offers high electrical speed performance and is commonly used in wireless chip applications. Factors driving wireless and RF chip probing include the growth of wireless system applications, the trend to more thoroughly test these chips at the wafer level before assembling them into more expensive modules, and the trend to test more chips in parallel with one probe card, thus more efficiently employing the tester and autoprober equipment around the probe card.

Test Sockets. A test socket temporarily connects a packaged chip to a tester much like a probe card connects one or more chips on a wafer to a tester. Like probe cards, test sockets are production test consumables and have a finite lifetime. Test sockets are usually customized for each chip type tested. Our test socket product line also excels at high-speed chip applications.

During 2009, we expanded the Grypper line of device-footprint test sockets with the G40 Grypper and G80 Grypper. The new G40 Grypper test socket delivers robust, cost effective solutions for the most demanding engineering development, failure analysis and QA applications. Exclusive test socket technology accelerates engineering development and failure analysis/QA for ball grid array (“BGA”) devices in the application-specific integrated circuit (“ASIC”), field programmable grid array (“FPGA”) and embedded markets.

Services. In addition to routine installation services at the time of sale, we offer services to enable our customers to maintain and more effectively utilize our equipment and to enhance our customer relationships.

Customers and Geographic Information

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and engineering probe stations for research and development and purchase, or direct their foundries to purchase, our Pyramid Probe cards to test chips manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 25 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, host seminars on topics such as measurement techniques and make proactive service calls. This close interaction has helped us build a consistently loyal customer base. More than 800 customers purchased our products in 2009. Our top end-user customers during 2009 included (in alphabetical order): Avago Technologies, Canon, Cree, Epcos AG, Fujitsu, Global Foundries, Hitachi, IBM, Inari Technology, Infineon, Intel Corporation, King Abdullah University of Science and Technology, Peregrine Semiconductor, Qualcomm, RF Micro Devices, Sony, ST Microelectronics, Taiwan Semiconductor Manufacturing Company and Tokyo University.

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

In 2009, 2008 and 2007, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 25%, 27% and 31% of our total revenue in each of 2009, 2008 and 2007, respectively.

International sales accounted for more than 63% of our total revenue in each of 2009, 2008 and 2007. The following table indicates which regions had revenues that totaled 10% or more of our total revenues in 2009, 2008 and 2007 (in thousands):

Year Ended December 31,	2009	2008	2007
United States	31.0%	34.1%	36.7%
Asia Pacific	48.7%	47.6%	42.5%
Europe	17.0%	15.9%	18.6%

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2009	2008
United States	$14,491	$16,712
Asia Pacific	949	674
Europe	814	1,074

	$16,254	$18,460

Segments

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker (“CODM”) monitors the revenue streams and the gross profit of our Systems sales and our Probes and Sockets sales. Our CODM is a function carried out by our executive management team and approved by our board of directors. We do not track our operating expenses or assets on a segment level, and, accordingly, that information is not provided.

Revenue and gross profit information by segment was as follows (dollars in thousands):

	Systems	Probes and Sockets	Total
Year Ended December 31, 2009
Revenue	$28,951	$24,590	$53,541
Gross Profit	$9,190	$10,511	$19,701
Gross Margin	31.7%	42.7%	36.8%

Year Ended December 31, 2008
Revenue	$40,870	$35,691	$76,561
Gross Profit	$13,697	$18,387	$32,084
Gross Margin	33.5%	51.5%	41.9%

Year Ended December 31, 2007
Revenue	$56,349	$33,573	$89,922
Gross Profit	$23,382	$17,739	$41,121
Gross Margin	41.5%	52.8%	45.7%

Technology

We are a leading innovator in developing electrical measurement and production test tools. One of our stated growth strategies is to continue to develop next-generation technologies. We have focused our research and development efforts on enabling our customers to take more precise electrical measurements in less time, on smaller and more dense devices, and with more robustness. Our core technologies include:

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

In North America and Asia, excluding Japan, Singapore, China and Taiwan, we sell our products through manufacturers’ representatives and distributors. In Japan, we sell through Cascade Microtech Japan, K.K., our direct sales and service subsidiary. In Singapore, we sell through our branch office, Cascade Microtech Singapore. During 2006, we established direct sales offices in China and Taiwan. In most of Europe, we primarily sell our Systems products through distributors and manufacturers’ representatives and sell our Probes and Sockets products directly. We also sell our products directly in Germany, Austria and Switzerland through our German subsidiaries. In other countries, we typically sell through manufacturers’ representatives or distributors. Our sales managers oversee and manage these worldwide sales activities.

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

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expense was $8.4 million in 2009, $10.5 million in 2008 and $11.2 million in 2007. We are currently devoting substantial resources to projects such as releasing new probe and test socket products, developing new probe and test socket manufacturing processes, developing faster, higher-accuracy analytical probes and enhancing the functionality of our engineering probe stations. At December 31, 2009, we employed 43 research and development engineers. We conduct research and development for all of our product lines at our facilities in Beaverton, Oregon and Brooklyn Park, Minnesota.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly in Beaverton, Oregon at our manufacturing facility within our headquarters building and at our Pyramid Probe microfabrication and assembly facility. We also have a manufacturing facility in Brooklyn Park, Minnesota, where we make our test sockets. We outsource the manufacturing and assembly of some products and components to the extent they can be purchased at a cost that is lower than the cost to produce internally, and still meet the expectations and requirements of our customers. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

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

Engineering Probe Stations. Our primary competitor in the engineering probe station market was Suss MicroTec AG until the recent acquisition of their test division (Suss Test) in January 2010. However, we also compete with Vector Semiconductor Co. Ltd., Lucas/Signatone Corporation, The Micromanipulator Company Inc. and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the engineering probe station market are measurement accuracy and versatility, measurement speed, automation features, completeness of the measurement solutions, delivery time and price. We generally compete favorably with respect to these factors.

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

Test Sockets. Our competition in test sockets is fragmented among several companies. Depending upon the application, we compete with Everett Charles Technologies, Ironwood Electronics, Johnstech International, Loranger International Corporation, Micronics Japan Company, Ltd., Plastronics and Interconnect Devices, Inc. We believe that the primary competitive factors include customer service, delivery time, price, socket lifetime, contact resistance stability, speed and frequency range of the socket, number and density of socket contacts, signal integrity and frequency and effectiveness of cleaning required. We believe that we compete favorably in test sockets for high frequencies and high-speed signals, and in test sockets for certain engineering applications. We generally do not compete in applications that require very low costs such as memory burn-in sockets.

Intellectual Property

Our success in large part depends on our proprietary technology. We do not depend on any one individual patent, instead relying on intellectual property, including patents and trade secrets, covering electrical measurement reliability and integrity, electrical shielding and the Pyramid Probe contact structure and production process. As of December 31, 2009, we had 166 issued patents and 30 pending patent applications in the U.S. and 51 issued foreign patents and 41 pending foreign patent applications. In addition, we regard certain of our processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

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

We also use certain patented technology of third parties in the manufacture of our products pursuant to license agreements. Pursuant to an agreement with Micronics Japan Company Ltd. and Hewlett-Packard Japan Ltd. (now Agilent Technologies), our subsidiary, Cascade Microtech Japan, Inc. and its affiliates, have been granted a non-exclusive worldwide license to make, have made, use, lease, sell or otherwise transfer certain products that make use of patented technology relating to electric circuit measurement equipment. In exchange for the rights granted under the license, we pay royalties to Micronics Japan Company Ltd. and Agilent Technologies based on the number of products sold or leased. These royalties were insignificant in 2009. Our license will expire upon the expiration of the patent covering the licensed technology, which will occur in June 2013.

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

Employees

As of December 31, 2009, we had a total of 306 employees. Of these employees, 251 were located in North America, 13 were in located in Europe, 15 were located in Japan, 9 were located in Taiwan, and 18 were located in other Asian counties. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Environmental Matters

As part of our manufacturing operations, we have handled and continue to handle materials that are considered hazardous or toxic under federal, state and local laws and regulations, and we are subject to environmental laws and regulations related to the sale, use, storage, discharge, disposal and human exposure to such materials. We believe we are in material compliance with the environmental laws and regulations applicable to the conduct of our business and operations. However, there can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of human error, equipment failure or other causes. The risk of a release of hazardous or toxic materials cannot be completely eliminated, and if such a release occurs, we could be held financially responsible for the cleanup or other consequences of the release. We are not aware of any releases at any of our facilities that could reasonably be expected to result in any material liabilities to us.

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

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform in the future. At December 31, 2009, our backlog was $11.4 million compared with $11.9 million at December 31, 2008. We generally ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly all of our December 31, 2009 backlog in 2010. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

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

For example, a majority of our revenue in the last five years was derived from the research and development equipment spending of companies in the semiconductor industry or, to a much lesser extent, various research organizations, including universities, that conduct research that benefits the semiconductor industry. Our customers’ spending on research and development has been roughly proportional to the customers’ overall revenues. Historically, semiconductor industry revenues have been highly cyclical. According to industry data, the semiconductor industry has experienced four significant cyclical downturns since 1983. For example, our revenue increased approximately 37% from 1999 to 2000. In contrast our revenue decreased approximately 29% from 2001 to 2002 and 40% from 2007 to 2009 and increased approximately 27%, 14%, 15% and 6% from 2003 to 2004, 2004 to 2005, 2005 to 2006 and 2006 to 2007, respectively. Given this history, there is no reason to expect that our customers’ business and, therefore, their demand for our products, will be less cyclical in the future.

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

Some of our customers may experience sudden and unexpected changes in their financial condition, resulting in decreased sales and bad debts.

Global economic changes, or changes in the economic condition of a given region or country could lead to sudden and unexpected negative changes in the financial condition of our customers, including insolvency and bankruptcy. These changes could have a negative impact on our sales, make it more difficult to collect on receivables and result in bad debts.

Consolidation of our customer base could adversely affect our revenues and results of operations.

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

Our future growth depends, in part, on continued market adoption of, and growing demand for, our production probe cards and test sockets. Large-scale market adoption of these products will depend on our ability to demonstrate the superior performance and cost effectiveness of these products to potential customers and on the continued growth of the market for high-speed or complex chips. Production customers are generally very risk-averse when adopting new technologies that could affect their production output, especially in the case of a sole source supplier. We have devoted significant resources to these products in the past few years. If our production probe cards and test sockets are not adopted in the market at a rate that is sufficient to offset the costs and resources that we devote to the development and promotion of these products, the future growth of our overall business and our operating margins would be adversely affected.

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

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities. In January 2010, we acquired Suss Test. If we fail to successfully integrate Suss Test or any other acquired businesses, products or technologies, we would not achieve anticipated revenue and cost benefits. We may acquire companies, products or technologies in the future, which could pose risks to our operating results due to:

•	difficulties assimilating the acquired operations, personnel, technologies or products into our company;

•	diversion of management’s attention from our existing business;

•	adverse effects on relationships with our existing suppliers, customers or partners; and

•	the impairment of intangible assets or other long-lived assets acquired in the acquisition.

Intense competition in the semiconductor wafer probing business may reduce demand for our products and reduce our sales.

The markets for our products are highly competitive, and we expect competition to continue in the future. We believe that our principal competitors are the major providers of probe stations, production probe cards and analytical probes. Our primary competitor in the probe station market was Suss MicroTec AG until the recent acquisition of Suss Test in January 2010, but we also compete with Vector Semiconductor Co. Ltd., Lucas/Signatone Corporation, The Micromanipulator Company Inc., and Wentworth Laboratories Inc., among others. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., MicroProbe, Inc., Micro Square Technology Inc., MJC Probe Inc., PHICOM Corporation, SV Probe, Technoprobe S.r.l., Tokyo Cathode Laboratory Company, Ltd., Wentworth Laboratories Inc. and others. At least five probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Mesatronics S.A., Micronics Japan Company, Ltd., and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. Our primary competitor in the analytical probe market is GGB Industries. Our primary competitors in the test socket market are Interconnect Devices, Inc., Everett Charles Technologies, Ironwood Electronics, Johnstech International, Loranger International Corporation, Micronics Japan Company, Ltd., and Plastronics. These competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. We cannot assure you that we will maintain our current competitive position or that our production probe cards will achieve widespread acceptance in the market. Finally, increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance for our products, any of which could prevent us from growing our business. During 2010, some of these competitors may use a strategy of intense discounting to help maintain, or even increase, their revenue and customer base.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers declare bankruptcy or are unable to provide us with these materials, components or subassemblies in adequate quantities and on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. Certain of our product purchases for 2009 were from sole source suppliers. Although we were not forced to delay shipment of any product due to delays in 2009 related to such suppliers, from time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers. During 2010, one or more of our suppliers may declare bankruptcy or go out of business due to unusually weak business conditions, which could force us to source our products from different suppliers. The manufacture of some of the materials, components and subassemblies that we use in our products, such as thermal chucks and microscopes, is a complex process, and in the event that we cannot obtain an adequate supply of these components, it would be difficult and time-consuming to identify and qualify new suppliers. If some of the materials used in our lithographic probe manufacturing process become unavailable, it would be costly and time consuming to identify and qualify new suppliers. Moreover, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions and the rapid unplanned deterioration of sales, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers. Finally, we do not have written agreements with any of these suppliers to guarantee the supply of these products.

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

We have long-lived assets, including fixed assets and intangible assets, recorded on our balance sheet. In the future, the fair value of certain long-lived assets may be reduced below their carrying value. If there has been an impairment of long-lived assets, we would be required to record non-cash asset impairment charges in future periods, which would adversely impact our results of operations.

In the fourth quarter of 2008, we recorded impairment charges of $27.7 million related to goodwill and certain intangible assets as the fair value of these assets was reduced below their carrying value. As of December 31, 2009, we had fixed assets, purchased intangible assets and patents of $15.7 million recorded on our balance sheets. We test our long-lived assets when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material adverse impact on our results of operations.

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

Since 2005 we have derived more than 60% of our annual revenue from sales outside the United States, primarily in Japan, other Asian countries and Europe. Geographic revenue for those regions that represented 10% or more of total sales in a given year was as follows (in thousands):

Year Ended December 31,	2009	2008	2007
United States	$16,599	$26,079	$32,965
Asia Pacific	26,095	36,462	38,229
Europe	9,105	12,146	16,746
Other	1,742	1,874	1,982

	$53,541	$76,561	$89,922

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

Currently, we maintain 6 international offices in Europe and Asia, and we may establish new international offices in the future. If our gross margin from international operations does not exceed the expense of establishing and maintaining our international operations, our operating margins would be adversely affected. Additional risks we face in conducting business internationally include:

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

Finally, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While most of our international sales have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries. Other income (expense), net in 2009, 2008 and 2007 included the following currency related gains and losses (in thousands):

	Year Ended December 31,
	2009	2008	2007
Re-measurement related foreign currency gains (losses)	$198	$458	$(254)
Gains (losses) on foreign currency forward contracts	(140)	(409)	238

We rely on independent manufacturers’ representatives and distributors for a significant portion of our revenue, and a disruption in our relationship with our manufacturers’ representatives or distributors would have a material adverse effect on our revenue.

More than 60% of our revenue for 2009 was generated through independent manufacturers’ representatives and distributors, whose activities are not within our direct control. In addition, in some locations, our manufacturers’ representatives and distributors provide field service to our customers. A reduction in the sales efforts or financial viability of these manufacturers’ representatives or distributors, or a termination of our relationship with these representatives or distributors, would have a material adverse effect on our sales, financial results and ability to support our customers. Our manufacturers representatives and distributors are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited or no prior notice. If we make the business decision to terminate or modify our relationships with one or more of our independent manufacturers’ representatives, or if a manufacturers’ representative decides to disengage from us, and we do not effectively and efficiently manage such a change, we could lose sales to existing customers and fail to obtain new customers. Establishing alternative sales channels would consume substantial time and resources, decrease our revenue and increase our expenses.

Failure to retain key managerial, technical, and sales and marketing personnel or to attract new key personnel could harm our business.

Our success depends on the continued services of our executive officers and other key management, technical, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. Our executive officers and other key employees are able to exercise stock options and sell the underlying stock, which may reduce their incentive to continue their employment with us. The loss of key personnel could limit our ability to develop new products and adapt existing products to our customers’ evolving requirements and may result in lost sales and a diversion of management resources. Furthermore, much of our competitive advantage and intellectual property is based on the expertise, experience and know-how of our key personnel. Our former President and Chief Executive Officer left the Company in January 2010 and we are currently performing a search to find a replacement. In the transition period, our Lead Director, F. Paul Carlson, was appointed Chairman and Chief Executive Office until the appointment of a new Chief Executive Officer. We do not have employment agreements or non-competition agreements with any of our employees except for an employment agreement with our Chief Financial Officer. To support our future growth, we will need to attract and retain additional qualified management, technical and sales and marketing employees. Competition for such personnel in our industry can be intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty expense totaled $453,000, $540,000, and $637,000, for 2009, 2008 and 2007, respectively. Although we are not currently seeking reimbursement from any vendors related to our warranty expense, we have in the past, and may again in the future, seek reimbursement from certain vendors. To the extent that we experience additional failures of purchased components that increase our warranty expenses that are not reimbursed by the vendor, our results of operations will be adversely affected.

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

Any disruption in the operations of our manufacturing facilities could harm our business.

We manufacture most of our products in our facilities located in Beaverton, Oregon and Brooklyn Park, Minnesota, and, as a result of our acquisition of Suss Test in January 2010, we also manufacture certain products in Dresden, Germany. Our manufacturing processes are complex and require sophisticated and costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our facilities, whether due to technical or labor difficulties, relocation or destruction of or damage to the facilities as a result of an earthquake, fire or any other reason, could materially and adversely affect our business, financial condition and results of operations.

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

Our top four customers accounted for a total of 13% of our revenue in 2009 and 2008. Our customer base is less diversified in Probes and Sockets than in Stations. Our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of any of our significant customers.

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

As of March 1, 2010, our executive officers and directors and their affiliates beneficially owned approximately 26% of our outstanding shares of common stock. Consequently, these shareholders have substantial influence over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

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

We maintain our corporate headquarters in Beaverton, Oregon. Our primary site contains corporate administration, sales and marketing, design, test, light manufacturing and assembly and various support functions in leased space totaling approximately 137,000 square feet in three adjacent buildings. This lease expires December 31, 2015. Our Pyramid Probe manufacturing is conducted in a 10,000 square foot clean room within a 58,817 square foot facility that we lease at a separate site in Beaverton, Oregon. Our lease of this facility expires December 31, 2014. Our test socket manufacturing is conducted in a 14,000 square foot facility that we lease in Brooklyn Park, Minnesota. We lease small sales and service offices in Japan, Germany, China, Taiwan and Singapore. As a result of the Suss Test acquisition in January 2010, we also lease a 12,700 square foot manufacturing and support facility near Dresden, Germany. Our lease of that facility expires December 31, 2012.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock began trading on the NASDAQ National Market System under the symbol “CSCD” on December 15, 2004. The high and low closing sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2009 was as follows:

2009	High	Low
Quarter 1	$4.68	$1.84
Quarter 2	4.50	2.40
Quarter 3	5.51	3.80
Quarter 4	5.59	4.24

2008	High	Low
Quarter 1	$9.87	$7.36
Quarter 2	8.25	6.58
Quarter 3	6.52	3.90
Quarter 4	4.15	1.90

As of March 1, 2010, there were 61 shareholders of record and approximately 700 beneficial shareholders.

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

As of December 31, 2009, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $20.0 million, net of cash acquired, for our acquisitions of the eVue product line, Gryphics, Inc. and certain assets of Synatron GmbH.

In January 2010, we used approximately $6.3 million of cash proceeds for the purchase of the capital stock and certain related assets of Suss Test.

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

	Base Period 12/31/04	Indexed Returns Period Ended
Company/Index		12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Cascade Microtech, Inc.	$100.00	$94.04	$97.54	$75.87	$14.52	$34.10
Semiconductor Peer Group	100.00	90.49	99.52	83.03	31.24	54.34
NASDAQ Composite Index	100.00	101.37	111.03	121.92	72.49	104.31

ITEM 6.	SELECTED FINANCIAL DATA

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

	For the Year Ended December 31,
IN THOUSANDS (except per share amounts)	2009	2008	2007	2006	2005
Statement of Operations Data
Revenue	$53,541	$76,561	$89,922	$84,852	$73,637
Cost of sales	33,840	44,477	48,801	47,810	39,390

Gross profit	19,701	32,084	41,121	37,042	34,247
Operating expenses:
Research and development	8,372	10,473	11,241	8,949	6,968
Selling, general and administrative	21,724	29,311	27,723	24,819	19,778
Amortization of purchased intangibles	567	2,461	1,977	130	—
Asset impairment charges	—	27,701	—	—	—

Total operating expenses	30,663	69,946	40,941	33,898	26,746

Income (loss) from operations	(10,962)	(37,862)	180	3,144	7,501
Other income (expense), net	407	1,038	1,336	1,961	1,991

Income (loss) before income taxes	(10,555)	(36,824)	1,516	5,105	9,492
Provision (benefit) for income taxes	(2,906)	(2,247)	586	1,495	1,173

Net income (loss)	$(7,649)	$(34,577)	$930	$3,610	$8,319

Basic net income (loss) per share attributed to common shareholders	$(0.57)	$(2.65)	$0.07	$0.31	$0.75

Diluted net income (loss) per share attributed to common shareholders	$(0.57)	$(2.65)	$0.07	$0.30	$0.70

Shares used in basic per share calculations	13,319	13,071	12,550	11,482	11,055

Shares used in diluted per share calculations	13,319	13,071	12,840	11,959	11,816

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Cash, cash equivalents and short-term marketable securities	$32,854	$32,545	$29,421	$43,794	$50,346
Working capital	56,786	58,269	58,965	68,642	74,601
Total assets	80,944	88,456	125,281	103,786	90,120
Current portion of capital lease obligations	11	19	13	—	8
Long-term capital lease obligations, less current portion	29	62	51	—	—
Other long-term liabilities	2,596	2,669	5,763	1,370	1,100
Shareholders’ equity	71,385	76,700	107,605	90,193	81,505

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Revenues decreased to $53.5 million in 2009 compared to $76.6 million 2008 as uncertainty in the world economic environment impacted demand for semiconductors and semiconductor equipment. Consequently, gross margin decreased to 36.8% in 2009 compared to 41.9% in 2008 as certain fixed overhead costs were not recovered. However, in the second half of 2009, we saw mild, but continued, recovery in the semiconductor market as our revenues steadily increased from a low of $11.5 million in the first quarter of 2009, to $14.0 million and $15.5 million in the third and fourth quarters of 2009, respectively. Our focus on controlling costs resulted in a decrease in selling, general and administrative expenses of $7.6 million, or 25.9% to $21.7 million in 2009 compared to $29.3 million in 2008. Despite the decreases in revenue and gross margin in 2009 compared to 2008, cash, cash equivalents and marketable securities decreased by only $1.4 million to $33.6 million at December 31, 2009 from $35.0 million at December 31, 2008. While it is unclear when semiconductor and semiconductor equipment market conditions will return to the levels seen in 2007 and early 2008, we believe that the market is recovering and that our competitive position, products, technology and balance sheet remain strong.

Outlook for 2010

On January 28, 2010, we completed the acquisition of Suss Test, our primary competitor in the Systems business. The acquisition of Suss Test provides us with an expanded portfolio of products and should allow us to leverage the resources and core competencies of the combined companies in engineering and technology to address complex, emerging technologies. We believe that the acquisition of Suss Test combined with ongoing recovery in the market for semiconductors and semiconductor equipment will result in increased revenue for 2010 compared to 2009. Based on our current backlog, anticipated bookings and expected incremental revenue from the acquisition of Suss Test, we anticipate revenues will be in the range of $19 million to $23 million for the first quarter of 2010.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
	2009	2008	2007
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales	63.2	58.1	54.3

Gross profit	36.8	41.9	45.7
Operating expenses:
Research and development	15.6	13.7	12.5
Selling, general and administrative	40.6	38.3	30.8
Amortization of purchased intangibles	1.1	3.2	2.2
Asset impairments	—	36.2	—

Total operating expenses	57.3	91.4	45.5

Income (loss) from operations	(20.5)	(49.5)	0.2
Other income, net	0.8	1.4	1.5

Income (loss) before income taxes	(19.7)	(48.1)	1.7
Provision (benefit) for income taxes	(5.4)	(2.9)	0.7

Net income (loss)	(14.3)%	(45.2)%	1.0%

(1)	Percentages may not add due to rounding.

The following table summarizes revenue and gross profit for each of our segments (dollars in thousands):

	Systems	Probes and Sockets	Total
Year Ended December 31, 2009
Revenue	$28,951	$24,590	$53,541
Gross Profit	$9,190	$10,511	$19,701
Gross Margin	31.7%	42.7%	36.8%

Year Ended December 31, 2008
Revenue	$40,870	$35,691	$76,561
Gross Profit	$13,697	$18,387	$32,084
Gross Margin	33.5%	51.5%	41.9%

Year Ended December 31, 2007
Revenue	$56,349	$33,573	$89,922
Gross Profit	$23,382	$17,739	$41,121
Gross Margin	41.5%	52.8%	45.7%

The segment data is not meant to represent stand alone divisional information. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K for additional information.

Revenue

Revenue decreased $23.1 million, or 30.1%, to $53.5 million in 2009 compared to $76.6 million in 2008 and decreased $13.3 million, or 14.9%, in 2008 compared to $89.9 million in 2007.

Systems

Revenue in Systems decreased $11.9 million, or 29.2%, to $29.0 million in 2009 compared to $40.9 million in 2008 and decreased $15.5 million, or 27.5%, in 2008 compared to $56.4 million in 2007.

Certain financial information which contributed to the Systems revenue results was as follows:

	2009 compared to 2008	2008 compared to 2007
Percentage decrease in unit sales	22.5%	17.1%
Percentage decrease in average sales price	14.2%	18.3%

We realized decreased unit sales in both our 300mm systems and our non-300mm systems in 2009 compared to 2008 and in 2008 compared to 2007 due to the global slow-down in semiconductor markets.

Average sales price was negatively affected in 2009 compared to 2008 and in 2008 compared to 2007 by changes in our sales mix, as fewer high-end 300mm systems were sold in relation to total system sales. Sales of 300mm systems represented 7.7%, 19.1% and 31.7% of total units sales in 2009, 2008 and 2007, respectively. Average sales price includes the sales price of any analytical probes, probe cards and accessories purchased with an engineering probe station.

Probes and Sockets

Revenue in Probes and Sockets decreased $11.1 million, or 31.1%, to $24.6 million in 2009 compared to $35.7 million in 2008 and increased $2.1 million, or 6.3%, in 2008 compared to $33.6 million in 2007.

The decrease in 2009 compared to 2008 was primarily the result of lower unit sales driven by the overall decrease in worldwide semiconductor production.

The increase in 2008 compared to 2007 was primarily due to new product introductions, new design wins in the RF and wireless market and continued focus on growth in market segments and applications other than our core RF business, especially in the parametric test market. Parametric test is the electrical verification of the wafer fabrication process quality and is used by semiconductor wafer fabs world-wide.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales decreased $10.7 million, or 23.9%, to $33.8 million in 2009 compared to $44.5 million in 2008 and decreased $4.3 million, or 8.9%, in 2008 compared to $48.8 million in 2007. Gross margin (gross profit as a percentage of net sales) was 36.8%, 41.9% and 45.7% in 2009, 2008 and 2007, respectively. The decreases in cost of sales were primarily due to the decreases in sales, partially offset by lower gross margins.

Systems

The gross margin in Systems decreased to 31.7% in 2009 compared to 33.5% in 2008, primarily attributable to the overall decrease in sales volume and change in product mix. We sold fewer 300mm systems in relation to total system sales, which typically yield higher margins than non-300mm systems due to their higher average sales prices and sales of accessories. The decrease in gross margin due to volume and product mix were partially offset by decreases in salaries, benefits and overhead costs.

The gross margin in Systems decreased to 33.5% in 2008 from 41.5% in 2007, primarily due to the overall decrease in unit sales as unallocated fixed overhead costs and inventory reserve charges were recorded as a period expense in cost of sales. In addition, there was a shift in sales product mix to fewer 300mm systems, which typically yield higher gross margins and include more accessories.

Probes and Sockets

The gross margin in Probes and Sockets decreased to 42.7% in 2009 compared to 51.5% in 2008, primarily due to the decrease in sales volume as production costs for Probes and Sockets have a higher component of fixed overhead than Systems. As sales volumes decline, unallocated fixed overhead costs recorded as a period expense in cost of sales increase. The impact of the decline in sales volume was partially offset by an overall reduction in salaries, benefits and overhead costs and improvement in yields on certain product lines.

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

Research and development expenses decreased $2.1 million, or 20.1%, to $8.4 million in 2009 compared to $10.5 million in 2008 and decreased $0.7 million, or 6.8%, in 2008 compared to $11.2 million in 2007.

The decreases were due to the following:

2009 Compared to 2008
Decrease in wages and benefits due to lower headcount	$(1,708,000)
Increase in consulting fees for R&D projects	244,000
Decrease in severance costs	(232,000)
Decrease in travel, meals and entertainment expenses	(148,000)
Decrease in allocated occupancy expenses	(82,000)
Decrease in recruiting expenses	(124,000)
Decrease in stock-based compensation	(49,000)
Other, net	(1,000)

$(2,100,000)

2008 Compared to 2007
Decrease in wages and benefits due to lower headcount	$(494,000)
Decrease in production costs allocated to R&D	(487,000)
Increase in travel expenses	130,000
Increase in recruiting expenses	132,000
Other, net	19,000

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

SG&A expense decreased $7.6 million, or 25.9%, to $21.7 million in 2009 compared to $29.3 million in 2008 and increased $1.6 million, or 5.7%, in 2008 compared to $27.7 million in 2007. The changes were due to the following:

2009 Compared to 2008
Decrease in wages and benefits due to lower headcount	$(1,755,000)
Decrease in accounting and consulting fees	(1,203,000)
Decrease in internal and external sales commissions	(529,000)
Decrease in travel, meals and entertainment expenses	(581,000)
Decrease in recruiting and relocation expenses	(165,000)
Decrease in advertising, sales materials and event fees	(435,000)
Decrease in stock-based compensation	(529,000)
Increase in legal expenses	313,000
Decrease in freight and postage expenses	(208,000)
Decrease in severance and restructuring costs	(451,000)
Decrease in allocated occupancy expenses	(222,000)
Decrease in executive incentive compensation	(189,000)
Decrease in equipment repairs and maintenance	(195,000)
Decrease in departmental supplies	(155,000)
Decrease in loss on disposals of long-lived assets	(396,000)
Decrease in bad debt expense	(836,000)
Other, net	(64,000)

$(7,600,000)

2008 Compared to 2007
Decrease in external sales commissions	$(995,000)
Increase in accounting fees	375,000
Increase in stock-based compensation expense	285,000
Increase in bad debt expense	774,000
Increase in severance costs	346,000
Increase in loss on disposals of long-lived assets	440,000
Increase in travel expenses	177,000
Increase in temporary services and consulting fees	186,000
Other, net	12,000

$1,600,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our prior acquisitions. Amortization expense decreased $1.9 million to $0.6 million in 2009 compared to $2.5 million in 2008 and increased $0.5 million in 2008 compared $2.0 million in 2007. The decrease in 2009 compared to 2008 was due to the asset impairment charge recorded in the fourth quarter of 2008. Net purchased intangibles totaled $1.9 million at December 31, 2009.

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

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Interest income, net	$314	$862	$1,455
Foreign currency gains (losses)	198	458	(254)
Gains (losses) on foreign currency forward contracts	(140)	(409)	238
Other	35	127	(103)

	$407	$1,038	$1,336

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decrease in 2009 compared to 2008 was primarily due to a decrease in interest rates on investments. The decrease in 2008 compared to 2007 was primarily due to lower cash, cash equivalent and marketable securities balances due to the use of $14.9 million, net of cash acquired, for the purchase of Gryphics, Inc. in April 2007 and the purchase of certain assets of Synatron GmbH in July 2007. In addition, interest rates were lower in 2008 compared to 2007.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies. 2009 included an adjustment for foreign currency re-measurement related to 2008, which increased other income in 2009 by $0.3 million.

Income Taxes

Our provision (benefit) for income taxes totaled $(2.9) million, or 27.5% of loss before income taxes, in 2009, $(2.2) million, or 6.1% of loss before income taxes, in 2008 and $0.6 million, or 38.7% of income before income taxes, in 2007. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves. On a quarterly basis, we evaluate our provision for income tax expense (benefit) based on our projected results of operations for the full year and record an adjustment in the current quarter.

The income tax benefit for 2009 was primarily attributable to a tax relief act signed into law during the fourth quarter of 2009 that increased the carryback of our 2009 net operating losses from 2 to 5 years. The $1.6 million increase in income taxes receivable to $2.6 million at December 31, 2009, compared to $1.0 million at December 31, 2008, was a result of the income tax benefit recorded in the fourth quarter of 2009. We continued to record a valuation allowance against certain deferred tax assets generated from our net loss in 2009. The income tax benefit in 2009 differs from the statutory rate due to losses not benefited in certain tax jurisdictions.

The 2008 effective tax rate differed from the federal statutory rate due primarily to the full reserve we recorded against our domestic deferred tax assets and the goodwill write-off, which was not deductable for tax purposes.

The 2007 effective tax rate differed from federal statutory rates primarily due to benefits from research and experimental tax credits and non-taxable income for federal tax purposes, offset by non-deductible stock-based compensation, increases to tax expense related to additions to tax contingencies recorded during the year and an out-of-period tax adjustment related to inter-company sales and unrealized foreign currency gains and losses.

Liquidity and Capital Resources

Net cash used in operating activities in 2009 was $142,000 and consisted of our net loss of $7.6 million, offset by net non-cash expenses of $6.4 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $1.9 million to $10.9 million at December 31, 2009, compared to $12.8 million at December 31, 2008. The decrease in accounts receivable was primarily due to an increase in collection efforts during 2009.

Inventories decreased by $2.5 million to $16.6 million at December 31, 2009, compared to $19.1 million at December 31, 2008. The decrease in inventory was primarily attributable to a decrease in finished goods and demo equipment of $1.1 million, a decrease in raw materials of $0.6 million and an increase in inventory related reserves of $0.7 million. We believe that our inventory reserves at December 31, 2009 are adequate. However, if our actual results are significantly different than our current expectations for 2010, we may be required to increase reserves for inventory in future periods.

Accounts payable and accrued liabilities decreased by $2.0 million to $5.9 million at December 31, 2009, compared to $7.9 million at December 31, 2008 primarily due to an overall decrease in accrued compensation and benefits, inventory purchases and operating expenses.

Fixed asset purchases of $1.8 million in 2009 were primarily for socket production related equipment and sustaining on-going capital requirements. We anticipate fixed asset additions for 2010 of approximately $3.0 million, primarily for production related equipment, research and development tools and information technology.

Assets held for sale at December 31, 2008 were sold for $360,000 in the first quarter of 2009. The loss of $40,000 upon sale of these assets was included as a component of selling, general and administrative expenses.

Proceeds from the issuance of common stock of $0.5 million represented the sale of stock pursuant to our employee stock purchase plan and the exercise price of options exercised pursuant to our stock incentive plan.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash, short-term marketable securities and long-term marketable securities, which totaled $33.6 million at December 31, 2009.

In January 2010, we utilized $6.3 million of cash and cash equivalents for the purchase of Suss Test. See Note 18 of Notes to Consolidated Financial Statements for additional information.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities.

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

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2010	2011 and 2012	2013 and 2014	2015 and beyond
Operating Leases	$14,003	$2,583	$4,990	$4,830	$1,600
Capital Leases	40	13	25	2	—
Purchase Order Commitments	3,166	3,165	1	—	—
Forward contracts	7,387	7,387	—	—	—

	$24,596	$13,148	$5,016	$4,832	$1,600

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on past collection history and known trends with current customers. Our estimates for allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels, associated balances in accounts receivable and estimated changes in collectability. The current economic environment has increased both the risk of bad debt and the difficulty in estimating the allowance for doubtful accounts. In the fourth quarter of 2008, we increased the allowance for doubtful accounts by $0.8 million, primarily for the specific reserve of receivables from one customer. In 2009, we had specific charges to the bad debt reserve of $61,000 and recoveries of previously reserved accounts of $69,000.

Valuation of Excess and Obsolete Inventory

We regularly analyze the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Inventories are stated at the lower of standard cost, which approximates cost, computed on a first-in, first-out basis, or market and include materials, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Because of the long-lived nature of many of our products, we maintain a supply of parts for use in future repairs and customer field service. As these service parts become older, we apply a higher write-down against the recorded balance, recognizing that the older the part, the less likely it will be used. If circumstances related to our inventories change, our estimates of the value of inventory could materially change. Inventory write-downs are recorded quarterly as a component of cost of sales.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including our intangible assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. During 2008, based on the results of our testing, we recorded impairment charges of $10.2 million against purchased intangible assets and $0.1 million against patents. See Note 1 of Notes to Consolidated Financial Statements for additional information. We did not record any impairment charges for long-lived assets during 2009 or 2007.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the estimated future benefit of research and development tax credits, foreign tax credits, net operating loss carryforwards and other temporary differences to the extent management believes these assets will be realized. A valuation allowance is recorded when management can not reach the conclusion that it is more likely than not that the deferred tax assets will be realized. Based on this evaluation, in 2008, we recorded a $5.0 million charge to establish a full valuation allowance against our domestic deferred tax assets, and increased the valuation allowance against foreign deferred tax assets by $500,000. We continued to record a full valuation allowance against our domestic deferred tax assets and certain foreign deferred tax assets in 2009. The valuation allowance totaled $8.0 million and $7.6 million, respectively, at December 31, 2009 and 2008. At December 31, 2009, we had net deferred tax assets on our balance sheet totaling $0.2 million, primarily related to foreign jurisdictions. We may record additional valuation allowances in the future.

Uncertainty in Income Taxes

We recognize the benefits of tax return positions in our financial statements if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our financial statements. At December 31, 2009, we had total unrecognized tax benefits of $135,000. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

Stock-Based Compensation

We recognize compensation expense for all share-based payment awards granted to our employees and directors, including stock options, restricted stock units and stock purchases related to our employee stock purchase plan, based on the estimated fair value of the award on the grant date. We use the Black-Scholes valuation model to estimate the fair value of stock option awards. The Black-Scholes model requires us to make assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

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

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables. As of December 31, 2009, we had contracts outstanding for the purchase of Japanese yen totaling approximately $1.7 million, which mature through June 2010. We also had one contract outstanding for the sale of euro that totaled approximately $5.7 million and matured in January 2010.

Historically, we have not attempted to mitigate the impact of foreign currency fluctuations on the remeasurement of our subsidiaries’ net assets and results of operations, nor do we enter into derivative financial instruments for speculative purposes.

Our forward exchange contracts do not qualify for hedge accounting treatment and, accordingly, gains and losses on our forward exchange contracts are recognized currently as a component of other income (expense).

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment grade securities.

As of December 31, 2009, we held cash, cash equivalents and short-term marketable securities of $32.9 million and long-term marketable securities of $0.8 million, which consisted of floating rate corporate obligations. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income of approximately $0.3 million, assuming our December 31, 2009 balances remained constant. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair market value of our cash and cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2009 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Revenue	$11,469	$12,616	$13,971	$15,485
Gross profit	3,855	4,781	5,493	5,572
Net loss	(4,165)	(1,576)	(1,419)	(489)
Basic and diluted net loss per share(1)	(0.31)	(0.12)	(0.11)	(0.04)

2008
Revenue	$20,759	$19,287	$21,128	$15,387
Gross profit	9,783	8,398	9,060	4,843
Net loss	(16)	(1,858)	(1,291)	(31,412)
Basic and diluted net loss per share(1)	(0.00)	(0.14)	(0.10)	(2.39)

(1)	Quarterly per share amounts may not add to yearly totals due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2009. Their report appears below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited Cascade Microtech, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 1, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

We have incorporated by reference into Part III the information that will appear in our definitive proxy statement for our 2010 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2009 pursuant to Regulation 14A.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers is included under “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Financial Expert” and “Code of Ethics” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Director Compensation” and “Executive Compensation” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2009.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column A
Equity compensation plans approved by shareholders(3)	897,189	(1)	$7.10	571,143	(2)

Equity compensation plans not approved by shareholders(4)	—		—	—

Total	897,189		$7.10	571,143

(1)	Excludes purchase rights accruing under our 2004 Employee Stock Purchase Plan (the “Purchase Plan”) which had a shareholder approved reserve of 600,000 shares at December 31, 2009, which was increased to 700,000 shares in January 2010. Under the Purchase Plan, each eligible employee may purchase shares of our common stock at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the fair market value of the common stock on the enrollment date for the offering period in which that semi-annual purchase date occurs or (ii) the fair market value on the semi-annual purchase date.
(2)	Represents 496,121 shares of common stock available for issuance under our 1993 Stock Incentive Plan and our 2000 Stock Incentive Plan combined and 75,022 shares of common stock available for purchase under our 2004 Employee Stock Purchase Plan.
(3)	Consists of our 1993 Stock Incentive Plan, 2000 Stock Incentive Plan and 2004 Employee Stock Purchase Plan. An additional 100,000 shares were added to the shares available for issuance pursuant to the 2004 Employee Stock Purchase Plan in January 2010.
(4)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

Additional information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under “Certain Relationships and Related Transactions” and “Director Independence” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Cascade Microtech, Inc., Gryphics Acquisition Corporation and Gryphics, Inc., dated as of April 3, 2007. Incorporated by reference to our Current Report on Form 8-K filed on April 5, 2007.

3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.

3.2	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

3.3	First Amendment to Second Amended and Restated Bylaws of Cascade Microtech, Inc. dated November 16, 2007. Incorporated by reference to our Current Report on Form 8-K filed on November 21, 2007.

4.1	Reference is made to Exhibit 3.1

10.1*	Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-47100.

Exhibit No.	Description
10.2*	Cascade Microtech, Inc. 1993 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-47100.

10.3*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 20, 2009.

10.4*	Cascade Microtech, Inc. 2004 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.4 to our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2009.

10.5*	Employment Agreement of Steven Sipowicz. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-113256.

10.6*	First Amendment to Executive Employment Agreement of Steven Sipowicz dated October 27, 2005. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2005 and filed November 14, 2005.

10.7	Lease Agreements I and II between Amberjack, Ltd. And Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-47100.

10.8	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.9	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.10	Lease Agreement between Bermuda Trust (Singapore) Limited and Cascade Microtech, Inc. commencing December 12, 2003. Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1, File No. 333-113256.

10.11	Patent License Agreement between Micronics Japan Co., Ltd, Hewlett Packard Japan, Ltd., and Cascade Microtech Japan, Inc. dated July 28, 1997. Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, File No. 333-47100.

10.12	Purchase Agreement between Intel Corporation and Cascade Microtech, Inc., dated April 12, 2003. Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, File No. 333-113256.

10.13	Shareholder Agreement by and among Cascade Microtech, Inc. and each of the shareholders of Gryphics, Inc. dated as of April 3, 2007. Incorporated by reference to our Current Report on Form 8-K filed on April 5, 2007.

10.14	Lease Agreement Between Minnesota Industrial Properties Limited Partnership and Cascade Microtech, Inc. dated as of February 6, 2009. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2009 and filed May 6, 2009.

10.15	First Amendment of Lease Between Minnesota Industrial Properties Limited Partnership and Cascade Microtech, Inc. dated as of March 19, 2009. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2009 and filed May 6, 2009.

10.16	Sale and Purchase Agreement dated as of January 27, 2010 by and among Cascade Microtech, Inc., Cascade Microtech KK, SUSS MicroTec AG, SUSS MicroTec KK, and SUSS MicroTec Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 28, 2010.

14	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21	List of Subsidiaries.

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2010:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ F. PAUL CARLSON
F. Paul Carlson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 1, 2010.

SIGNATURE	TITLE

/s/ F. PAUL CARLSON	Chairman of the Board and Chief Executive Officer
F. Paul Carlson	(Principal Executive Officer)

/s/ STEVEN SIPOWICZ	Chief Financial Officer and Treasurer
Steven Sipowicz	(Principal Financial and Accounting Officer)

/s/ ERIC W. STRID	Director and Chief Technical Officer
Eric W. Strid

/s/ KEITH BARNES	Director
Keith Barnes

/s/ GEORGE P. O’LEARY	Director
George P. O’Leary

/s/ WILLIAM R. SPIVEY	Director
William R. Spivey

/s/ RAYMOND A. LINK	Director
Raymond A. Link

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 1, 2010

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$19,471	$3,750
Short-term marketable securities	13,383	28,795
Accounts receivable, net of allowances of $974 and $1,029	10,877	12,801
Inventories	16,624	19,079
Prepaid expenses and other	763	1,367
Taxes receivable	2,589	1,003
Deferred income taxes	13	99
Assets held for sale	—	400

Total Current Assets	63,720	67,294

Long-term marketable securities	750	2,465
Fixed assets, net of accumulated depreciation of $17,775 and $14,769	12,010	13,580
Purchased intangible assets, net of accumulated amortization of $1,733 and $1,166	1,858	2,425
Deferred income taxes	220	237
Other assets, net of accumulated amortization of $3,094 and $3,397	2,386	2,455

Total Assets	$80,944	$88,456

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$11	$19
Accounts payable	3,765	4,110
Deferred revenue	1,071	1,120
Accrued liabilities	2,087	3,776

Total Current Liabilities	6,934	9,025

Capital leases, net of current portion	29	62
Deferred revenue	56	313
Other long-term liabilities	2,540	2,356

Total Liabilities	9,559	11,756

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 13,459 and 13,164	135	132
Additional paid-in capital	85,584	83,213
Accumulated other comprehensive income	29	69
Accumulated deficit	(14,363)	(6,714)

Total Shareholders’ Equity	71,385	76,700

Total Liabilities and Shareholders’ Equity	$80,944	$88,456

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2008	2007
Revenue	$53,541	$76,561	$89,922
Cost of sales	33,840	44,477	48,801

Gross profit	19,701	32,084	41,121

Operating expenses:

Research and development	8,372	10,473	11,241
Selling, general and administrative	21,724	29,311	27,723
Amortization of purchased intangibles	567	2,461	1,977
Asset impairment charges	—	27,701	—

	30,663	69,946	40,941

Income (loss) from operations	(10,962)	(37,862)	180

Other income (expense):
Interest income, net	314	862	1,455
Other, net	93	176	(119)

	407	1,038	1,336

Income (loss) before income taxes	(10,555)	(36,824)	1,516
Income tax expense (benefit)	(2,906)	(2,247)	586

Net income (loss)	$(7,649)	$(34,577)	$930

Basic net income (loss) per share	$(0.57)	$(2.65)	$0.07

Diluted net income (loss) per share	$(0.57)	$(2.65)	$0.07

Shares used in per share calculations:
Basic	13,319	13,071	12,550

Diluted	13,319	13,071	12,840

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Shareholders’ Equity for The Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2006	11,717	$117	$63,144	$(1)	$26,933	$90,193

Common stock issued pursuant to stock plans	318	3	1,986	—	—	1,989
Common stock issued for acquisition	843	9	11,950	—	—	11,959
Stock-based compensation	—	—	2,346	—	—	2,346
Tax benefit related to stock options	—	—	142	—	—	142
Unrealized holding gain on investments	—	—	—	46	—	46
Net income	—	—	—	—	930	930

Balance at December 31, 2007	12,878	129	79,568	45	27,863	107,605

Common stock issued pursuant to stock plans	286	3	1,395	—	—	1,398
Value of vested restricted stock withheld for tax liability	—	—	(59)	—	—	(59)
Stock-based compensation	—	—	2,531	—	—	2,531
Reversal of tax benefit related to stock options	—	—	(222)	—	—	(222)
Unrealized holding gain on investments	—	—	—	24	—	24
Net loss	—	—	—	—	(34,577)	(34,577)

Balance at December 31, 2008	13,164	132	83,213	69	(6,714)	76,700

Common stock issued pursuant to stock plans	295	3	546	—	—	549
Value of vested restricted stock withheld for tax liability	—	—	(161)	—	—	(161)
Stock-based compensation	—	—	1,870	—	—	1,870
Tax benefit related to stock options	—	—	116	—	—	116
Unrealized holding loss on investments	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(7,649)	(7,649)

Balance at December 31, 2009	13,459	$135	$85,584	$29	$(14,363)	$71,385

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(7,649)	$(34,577)	$930
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	4,348	5,867	4,688
Stock-based compensation, net	1,870	2,531	2,346
Impairment charges	—	27,701	—
Loss on disposal of long-lived assets	4	523	100
Loss on disposal of assets held for sale	40	15	—
Deferred income taxes	103	(721)	(1,457)
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	1,924	5,394	441
Inventories	2,455	(471)	(2,899)
Income taxes receivable	(1,586)	(1,003)	—
Prepaid expenses and other	530	471	349
Increase (decrease), net of acquisitions, in:
Accounts payable	(345)	(48)	(2,251)
Deferred revenue	(306)	(150)	200
Accrued and other long-term liabilities	(1,530)	(1,625)	1,560

Net cash provided by (used in) operating activities	(142)	3,907	4,007

Cash flows from investing activities:
Purchase of marketable securities	(20,328)	(47,483)	(23,726)
Proceeds from sale of marketable securities	37,415	45,604	42,611
Purchase of fixed assets	(1,768)	(2,708)	(9,440)
Proceeds from sale of fixed assets and assets held for sale	376	296	7
Investment in patents and other assets	(315)	(772)	(1,042)
Cash paid for acquisitions, net of cash acquired	—	(1,096)	(14,905)

Net cash provided by (used in) investing activities	15,380	(6,159)	(6,495)

Cash flows from financing activities:
Principal payments on capital lease obligations	(21)	(15)	(3)
Excess (reversal of) tax benefits related to stock options	116	(222)	142
Withholding taxes paid on net settlement of vested restricted stock units	(161)	(59)	—
Proceeds from issuances of common stock	549	1,398	1,989

Net cash provided by financing activities	483	1,102	2,128

Increase (decrease) in cash and cash equivalents	15,721	(1,150)	(360)

Cash and cash equivalents:
Beginning of year	3,750	4,900	5,260

End of year	$19,471	$3,750	$4,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2	$2
Refunds received for income taxes, net	1,626	1,176	1,425

Supplemental disclosure of non-cash information:
Common stock issued in connection with Gryphics acquisition	$—	$—	$11,959
Assets acquired with acquisitions	—	—	16,921
Liabilities acquired with acquisitions	—	—	4,962
Accrual of additional acquisition payment	—	—	1,000
Equipment acquired with capital lease	—	32	67
Increase in asset retirement obligation	25	—	—

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

Cash and Cash Equivalents

Included in cash and cash equivalents were cash equivalents of $15.0 million and $76,000 at December 31, 2009 and 2008, respectively, which consisted of money market funds, and are stated at cost, which approximates market value. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits.

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

Charges to the allowance for doubtful accounts totaled $61,000, $828,000 and $67,000, respectively, in 2009, 2008 and 2007. Bad debt recoveries were insignificant in 2009, 2008 and 2007. The allowance for doubtful accounts totaled $1.0 million at December 31, 2009 and 2008. The allowance for doubtful accounts at December 31, 2009 and 2008 included a specific reserve of $766,000 for one customer that was recorded in the fourth quarter of 2008.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Inventory reserve charges totaled $854,000, $827,000 and $519,000, respectively, in 2009, 2008 and 2007.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter. Fixed assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest during 2009, 2008 or 2007.

Goodwill

All of our goodwill was written off in the fourth quarter of 2008 based on the results of our annual review of goodwill impairment, which indicated that the implied fair value of our identified reporting units was less than their carrying value at December 31, 2008. Accordingly, we recorded an impairment charge of $17.4 million in the fourth quarter of 2008 and, as of December 31, 2009 and 2008, we had no goodwill recorded on our balance sheet.

Purchased Intangible Assets

Purchased intangible assets include various intangible assets acquired through business acquisitions. These assets are amortized using the straight-line method over their estimated useful lives of one to ten years. Purchased intangible assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Other Assets

Other long-term assets at December 31, 2009 and 2008 included $1.9 million and $2.0 million, respectively, of internally developed patents. These assets are amortized using the straight-line method over estimated useful lives of one to eight years and have no significant residual value. Patents are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by us, including fixed assets, patents and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered not to be recoverable, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. In the fourth quarter of 2008, we performed our review of asset impairment and recorded a $10.2 million impairment charge against the purchased intangibles assets of Gryphics, Inc. and a $0.1 million impairment charge against our patents. Total asset impairment charges in 2008 were $27.7 million as follows (in thousands):

Year Ended December 31,	2008
Goodwill	$17,406
Purchased intangible assets	10,157
Patents	138

$27,701

We did not record any impairment charges during 2009 or 2007.

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

Our transactions may involve the sale of systems and services under multiple element arrangements. A typical multiple element arrangement may include some or all of the following: products, accessories, installation services or extended warranty contracts. For any arrangements with multiple elements, we recognize revenue only after we have determined that elements with stand-alone value have been delivered to customers and any undelivered elements have objective and reliable evidence of fair value.

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

Significant Customers

No customer in 2009, 2008 or 2007 accounted for 10% or more of our total revenues. At December 31, 2009, two customers represented 7.9% and 7.3% of our gross accounts receivable balance. No other customers represented more than 5% of our gross accounts receivable balance except for the balance of one customer that we have fully reserved at December 31, 2009 and 2008.

Product Warranty

We estimate a liability for costs to repair or replace products under warranty for a period of approximately twelve months when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. The liability for product warranties is included in accrued liabilities on our consolidated balance sheet. Product warranty activity was as follows (in thousands):

Warranty accrual, December 31, 2006	$536
Reductions for warranty charges	(672)
Additions to warranty reserve	637

Warranty accrual, December 31, 2007	501
Reductions for warranty charges	(728)
Additions to warranty reserve	540

Warranty accrual, December 31, 2008	313
Reductions for warranty charges	(489)
Additions to warranty reserve	453

Warranty accrual, December 31, 2009	$277

Advertising

Advertising costs, which are included as a component of selling, general and administrative expense, are expensed as incurred and totaled $64,000, $172,000 and $251,000 in 2009, 2008 and 2007, respectively.

Research and Development

Research and development costs are expensed as incurred.

Forward Exchange Contracts

At times, we enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations on purchases and sales denominated in either the euro or Japanese yen. These foreign exchange contracts are not considered hedges and, as such, are recorded at fair value on the balance sheet with any changes in fair value included as other income (expense), net on our statements of operations. At December 31, 2009 and 2008, we had $7.4 million and $1.2 million, respectively, of forward exchange contracts outstanding. The unrealized gain (loss) on contracts outstanding at December 31, 2009 and 2008 was $49,000 and $(118,000), respectively.

Income Taxes

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

During the fourth quarter of 2008, based on current and expected future financial performance, we determined that our deferred tax assets were not “more likely than not” to be recognized in future periods and we recorded a $5.5 million charge to increase the valuation allowance to $7.6 million. Net deferred tax assets totaled $233,000 and $336,000, respectively, at December 31, 2009 and 2008.

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2009, we had total unrecognized tax benefits of $135,000. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income or loss attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and vesting of restricted stock units using the treasury stock method, if dilutive.

The following table reconciles the shares used in calculating basic net income (loss) per share to the shares used in calculating diluted net income (loss) per share (in thousands):

Year Ended December 31,	2009	2008	2007
Shares used to calculate basic net income (loss) per share	13,319	13,071	12,550
Dilutive effect of outstanding stock options and restricted stock units	—	—	290

Shares used to calculate diluted net income (loss) per share	13,319	13,071	12,840

Stock options and restricted stock units not considered as they would have been antidilutive	1,396	1,545	871

Stock-Based Compensation

We calculate stock-based compensation expense utilizing fair value-based methodologies and recognize the expense over the vesting period of such awards. Compensation expense recorded for awards that do not vest is reversed in the period that it is determined that the award will not vest.

Comprehensive Income (Loss)

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

In addition, we rely on several suppliers to provide certain key components used in our products. Some of these items are available from only one supplier or a limited group of suppliers. Any disruption in the availability and delivery of these items could adversely affect our revenues and results of operations.

Segment Reporting

We operate in two business segments: Systems and Probes and Sockets. Sales of our engineering probe stations are included in the Systems segment and sales of our engineering probes, production probe cards and test sockets are included in the Probes and Sockets segment.

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

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance will not have any effect on our financial position, results of operations or cash flows.

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

ASU 2009-13

ASU 2009-13, “Multiple-Delivered Revenue Arrangements,” amends ASC Subtopic 650-25, “Revenue Recognition – Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of fair value for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While we are still analyzing the effects of the adoption of ASU 2009-13, we do not believe that the adoption of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

ASU 2009-05

ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required. We do not believe that the adoption of this ASU will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 166

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” was codified within ASC 860, “Transfers and Servicing,” and improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS No. 166 must be applied to transfers occurring on or after the effective date. We do not believe that the adoption of SFAS No. 166 will have a material effect on our financial position, results of operations or cash flows.

NOTE 3. ACQUISITIONS

Gryphics, Inc.

In the second quarter of 2007, we acquired the outstanding capital stock of Gryphics, Inc. (“Gryphics”) for 842,753 shares of our common stock, with a fair market value of approximately $12.0 million, and cash of $13.7 million. In addition, we incurred approximately $0.3 million of acquisition costs. Gryphics specialized in the design, manufacture and marketing of high-performance socket products used for final production and evaluation testing of packaged semiconductor integrated circuits. Of the $26.0 million purchase price, $14.4 million was allocated to goodwill, $13.2 million was allocated to other intangible assets, $3.4 million was allocated to tangible assets and $5.0 million was allocated to deferred taxes and other liabilities. The results of operations from Gryphics have been included in our Probes and Sockets segment from the date of acquisition. All goodwill and intangible assets related to the Gryphics acquisition were written-off at December 31, 2008.

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

NOTE 4. MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

December 31,	2009	2008
Fair market value:
Municipal obligations	$7,610	$31,260
Corporate obligations	4,465	—
U.S. agencies	2,058	—

	$14,133	$31,260

Cost:
Municipal obligations	$7,587	$31,153
Corporate obligations	4,461	—
U.S. agencies	2,056	—

	$14,104	$31,153

Fair market value by maturity:
Within one year	$13,383	$28,795
One to two years	750	2,465

	$14,133	$31,260

Gross unrealized holding gains:
Municipal obligations	$23	$108
Corporate obligations	4	—
U.S. agencies	2	—

	$29	$108

Gross unrealized holding losses:
Municipal obligations	$—	$1
Corporate obligations	—	—
U.S. agencies	—	—

	$—	$1

Proceeds from the sale of available-for-sale marketable securities were $37.4 million and $45.6 million in 2009 and 2008, respectively. Realized gains and losses on marketable securities were immaterial during 2009, 2008 and 2007. At December 31, 2008 we determined that unrealized losses on our marketable securities were temporary based on the duration of the unrealized losses and on our ability to hold the marketable securities until maturity. At December 31, 2009, we had no unrealized losses on our marketable securities.

NOTE 5. FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	December 31,
	2009		2008
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – municipal obligations	$7,610	Level 2	$31,260	Level 2
Marketable securities – corporate obligations	$4,465	Level 2	$—	—
Marketable securities – U.S. agencies	$2,058	Level 2	$—	—
Forward sale contracts for Japanese yen	$1,625	Level 2	$1,321	Level 2
Forward purchase contract for euros	$5,762	Level 2	$—	—

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

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

December 31,	2009	2008
Raw materials	$9,780	$11,014
Work-in-process	1,179	1,271
Finished goods	5,665	6,794

	$16,624	$19,079

NOTE 7. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

December 31,	2009	2008
Equipment	$22,551	$20,404
Leasehold improvements	7,005	6,636
Construction in progress	229	1,309

	29,785	28,349
Less accumulated depreciation	(17,775)	(14,769)

	$12,010	$13,580

Depreciation expense was $3.3 million, $2.9 million and $2.3 million, respectively, in 2009, 2008 and 2007.

NOTE 8. PATENTS AND PURCHASED INTANGIBLE ASSETS

Included in other long-term assets on our balance sheet were internally developed patents as follows: (in thousands):

December 31,	2009	2008
Patents	$4,949	$5,395
Accumulated amortization	(3,094)	(3,397)

	$1,855	$1,998

Purchased intangible assets, net, included the following (in thousands):

December 31,	2009	2008
Customer relationships	$2,465	$2,465
Accumulated amortization	(1,178)	(772)

	1,287	1,693
Other	1,126	1,126
Accumulated amortization	(555)	(394)

	571	732

Total purchased intangible assets, net	$1,858	$2,425

Amortization expense of internally developed patents and purchased intangible assets totaled $1.0 million, $3.0 million and $2.4 million, respectively, in 2009, 2008 and 2007. Of the amortization expense, $458,000, $499,000 and $462,000, respectively, was for internally developed patents and was included as a component of selling, general and administrative expense.

The estimated amortization expense of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

2010	$525
2011	525
2012	433
2013	285
2014	90
Thereafter	—

$1,858

In addition, we expect amortization of internally developed patents to be approximately $0.4 million per year over the next five years.

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

December 31,	2009	2008
Accrued compensation and benefits	$1,211	$2,037
Accrued warranty	277	313
Other	599	1,426

	$2,087	$3,776

NOTE 10. INCOME TAXES

Domestic and foreign pre-tax income (loss) was as follows (in thousands):

Year Ended December 31,	2009	2008	2007
Domestic	$(11,169)	$(35,546)	$1,033
Foreign	614	(1,278)	483

	$(10,555)	$(36,824)	$1,516

The income tax provision (benefit) consisted of the following (in thousands):

Year Ended December 31,	2009	2008	2007
Current:
Federal	$(3,084)	$(763)	$1,786
State	31	34	86
Foreign	44	51	307

Total current	(3,009)	(678)	2,179

Deferred:
Federal	—	(1,749)	(1,365)
State	—	51	(208)
Foreign	103	129	(20)

Total deferred	103	(1,569)	(1,593)

Income tax provision (benefit)	$(2,906)	$(2,247)	$586

The income tax provision (benefit) varies from the amounts computed by applying the Federal statutory rate of 34% to income before income taxes as follows (in thousands):

Year Ended December 31,	2009	2008	2007
Federal income tax provision (benefit) computed at statutory rates	$(3,588)	$(12,520)	$516
Difference in foreign tax rate	(33)	(87)	(26)
State income taxes, net of federal benefit	31	12	42
Stock-based compensation	196	457	429
Tax credits (R&D and foreign tax credit)	(166)	(151)	(938)
Expiration of tax credits	221	259	259
Change in valuation allowance	364	5,475	160
Tax exempt interest income	(89)	(259)	(443)
Unrecognized tax benefits	73	(355)	534
AMT credit	302	(477)	—
Goodwill impairment	—	4,898	—
Other	(217)	501	53

Provision (benefit) for income taxes	$(2,906)	$(2,247)	$586

In April 2009, we settled the IRS audit of our 2007 and 2006 tax returns. As a result of the settlement, we released tax contingencies and recorded an income tax benefit of $371,000. The income tax benefit was recorded as a discrete item in the second quarter of 2009.

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

December 31,	2009	2008
Current deferred tax assets:
Reserves and allowances	$592	$634
Inventory reserves	1,270	1,032
Accrued vacation	67	191
Deferred intercompany profit	685	788
Customer deposits	20	352
Other current deferred tax assets	127	178

Gross current deferred tax assets	2,761	3,175
Valuation allowance	(2,735)	(2,904)

Net current deferred tax assets	26	271

Current deferred tax liabilities:
Loss on hedging activities	(13)	(172)

Current deferred tax assets, net	13	99

Non-current deferred tax assets:
Reserves and allowances	113	183
Federal and state net operating loss carryforwards	1,368	671
Federal and state tax credits	3,238	2,767
Stock-based compensation	858	605
Other non-current deferred tax assets	1,279	1,466

Gross non-current deferred tax assets	6,856	5,692
Valuation allowance	(5,253)	(4,720)

Net non-current deferred tax assets	1,603	972

Non-current deferred tax liabilities:
Patents	(735)	(735)
Other non-current deferred tax liabilities	(648)	—

Total non-current deferred tax liabilities	(1,383)	(735)

Non-current tax assets (liabilities), net	220	237

Net total deferred tax assets	$233	$336

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets. Based on this evaluation, in 2009, we maintained a full valuation allowance against our domestic deferred tax assets and certain foreign deferred tax assets. The $0.4 million increase in our valuation allowance in 2009 resulted from the changes in our deferred tax assets and liabilities and the maintenance of the valuation allowance against deferred tax assets. In 2008, we recorded a $5.0 million charge to establish a full valuation allowance against our domestic deferred tax assets, and increased the valuation allowance against foreign deferred tax assets by $500,000. In 2007, we increased the valuation allowance against State of Oregon research credits by $25,000 and established a valuation allowance against a foreign net operating loss carryforward of $150,000.

The net increase in the total valuation allowance was $0.4 million, $5.5 million and $0.2 million, respectively, in 2009, 2008 and 2007. The valuation allowance as of December 31, 2009 and 2008 was $8.0 million and $7.6 million, respectively.

In 2009 and 2007, income tax benefits attributable to employee stock option transactions of $116,000 and $142,000, respectively, were allocated to shareholders’ equity. In 2008, income tax benefits of $222,000 attributable to employee stock option transactions, which were previously allocated to shareholders’ equity, were reversed.

We had federal and state research and experimentation credit carryforwards of approximately $2.9 million at December 31, 2009 to offset against future taxable income. These carryforwards expire beginning 2010 through 2029.

A reconciliation of unrecognized tax benefits for 2009 and 2008 was as follows (in thousands):

Balance, December 31, 2007	$1,125
Increases due to tax positions taken during a prior year	618
Decreases due to tax positions taken during a prior year	(1,078)

Balance, December 31, 2008	665
Increases due to tax positions taken during a prior year	15
Decreases due to tax positions taken during a prior year	(545)

Balance, December 31, 2009	$135

All of the $135,000 in unrecognized tax benefits at December 31, 2009 would have an impact on the effective tax rate if recognized. Interest and penalties refunded during 2009 and 2008 totaled $65,000 and $135,000, respectively. The interest and penalties accrued on unrecognized tax benefits as of December 31, 2009 were insignificant.

The tax years which remained open to examination in our major taxing jurisdictions as of December 31, 2009 were as follows:

Jurisdiction	Open Tax Years
U.S.	2006-2009
Japan	2003-2009
United Kingdom	2007-2008
Taiwan	2008-2009
China	2008-2009
Germany	2008-2009

We did not provide for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2009, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $2.9 million.

NOTE 11. OTHER, NET

Other income (expense), net consisted of the following (in thousands):

Year ended December 31,	2009	2008	2007
Interest income, net	$314	$862	$1,455
Foreign currency gains (losses)	198	458	(254)
Gains (losses) on foreign currency forward contracts	(140)	(409)	238
Other	35	127	(103)

	$407	$1,038	$1,336

NOTE 12. STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2009	2008	2007
Weighted average grant-date per share fair value of share options granted	$1.79	$4.46	$7.75
Total intrinsic value of share options exercised	22	301	1,575
Fair value of restricted shares vested	547	214	59

No stock-based compensation was capitalized as a part of an asset during the years ended December 31, 2009, 2008 or 2007.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2009	2008	2007
Cost of sales	$289	$369	$432
Research and development	272	324	361
Selling, general and administrative	1,309	1,838	1,553

	$1,870	$2,531	$2,346

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2009	2008	2007
Stock Option Plan
Risk-free interest rate	2.3%	2.7%	4.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	58.1%	54.2%	48.3%

Employee Stock Purchase Plan
Risk-free interest rate	0.2% - 0.7%	1.9% - 2.5%	4.3% - 5.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months - 2 years	6 months - 2 years	6 months - 2 years
Expected volatility	67.7% - 122.2%	29.2% - 43.7%	19.2% - 35.8%

The risk-free rate used is based on the U.S. Treasury yield over the expected term of the options granted. Our option pricing model utilizes the simplified method to estimate the expected term. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on a weighted average of our historic volatility and the historic volatility of a group of peer companies over the prior 6.5 year period. The expected volatility for our employee stock purchase plan is calculated based on our historical volatility. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend yield is 0%.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Stock Incentive Plans

Our stock incentive plans include our 1993 Stock Incentive Plan (the “1993 Plan”) and our 2000 Stock Incentive Plan (the “2000 Plan”) (together, the “Plans”) and provide for the granting of incentive stock options, nonqualified stock options and restricted stock units (“RSUs”). Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is 10 years, and the right to exercise options granted generally vests as to 20% at the end of the first year and then as to 1.67% per month thereafter with full vesting occurring on the fifth anniversary. Grants of restricted stock units generally vest 25% each year over four years. The 1993 Plan expired during 2003 and any remaining unissued options were canceled. Options currently outstanding under the 1993 Plan will not be available for reissuance upon cancellation. We have authorized a total of 3.0 million shares of common stock for issuance under the 2000 Plan.

At December 31, 2009, 496,121 shares were available for future grants, and we had 1,869,077 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2009 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2008	1,013,220	$10.22
Granted	309,080	3.11
Exercised	(14,600)	3.80
Forfeited	(410,511)	11.91

Outstanding at December 31, 2009	897,189	7.10

Certain information regarding options outstanding as of December 31, 2009 was as follows:

	Options Outstanding	Options Exercisable
Number	897,189	515,521
Weighted average exercise price	$7.10	$8.90
Aggregate intrinsic value	$454,348	$26,403
Weighted average remaining contractual term	4.4 years	3.6 years

The aggregate intrinsic value in the table above is based on our closing stock price of $4.58 on December 31, 2009, which would have been received by the optionees had all of the options with exercise prices less than $4.58 been exercised on that date.

RSU activity for the year ended December 31, 2009 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2008	424,762	$7.36
Granted	198,018	5.46
Vested	(130,764)	4.75
Forfeited	(13,575)	6.05

Outstanding at December 31, 2009	478,441	7.32

As of December 31, 2009, total unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $2.5 million, which will be recognized over the weighted average remaining vesting period of 2.9 years.

Stock Option Exchange

Effective January 29, 2009, we offered our U.S. employees, other than current members of our Board of Directors and our executive officers (the “Eligible Employees”), the ability to exchange outstanding stock options with an exercise price equal to or greater than $7.00 per share (the “Eligible Options”) for a lesser number of restricted stock units (the “Option Exchange”). Eligible Employees had until February 27, 2009 to exchange Eligible Options at a ratio of 5 options for every 1 RSU. Each RSU represents a contingent right to receive one share of our common stock upon vesting. The vesting is contingent on continued employment and will occur in four equal annual installments on the first through fourth anniversaries of the grant date, with full vesting occurring on the fourth anniversary of the grant date. A total of 77 employees participated in the Option Exchange, and a total of 169,590 stock options with a fair value of $70,000 were exchanged for a total of 33,918 RSUs with a fair value of $83,000, resulting in $13,000 of incremental expense to be recognized over the vesting period.

Employee Stock Purchase Plan

In February 2004, our board of directors approved the 2004 Employee Share Purchase Plan (the “2004 ESPP”). The terms of the 2004 ESPP provide for an annual increase in available shares of up to 100,000, upon board approval, beginning in 2006. In accordance with these terms, in January 2009, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 500,000 to 600,000. In addition, the Board of Directors authorized an amendment of the 2004 ESPP to reduce the offering period of the plan from two-years to six-months, and changed the enrollment date to the first trading day on or after May 1 and November 1 of each year. Modification of the ESPP resulted in incremental compensation expense of $54,000 in 2009.

Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to have between 2% and 15% of their compensation withheld to purchase shares of common stock at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. No more than $12,500 can be withheld to purchase shares of common stock in each offering period. The exercise date is the last trading day of each offering period and participating employees are automatically enrolled in the new offering period. During the year ended December 31, 2009, we issued 186,797 shares pursuant to the 2004 ESPP at a weighted average price of $2.62 per share, which represented a weighted average discount of $1.33 per share from the fair market value on the dates of purchase, and 75,022 shares remained available for purchase as of December 31, 2009.

NOTE 13. RELATED PARTY TRANSACTIONS

FEI Company

During 2009 and 2007, we purchased certain equipment and services for $21,000 and $31,000, respectively, from FEI Company (“FEI”). There were no purchases from FEI in 2008. In addition, FEI purchased certain equipment from us for a total of $2,000, $14,000 and $3,000, respectively, during 2009, 2008 and 2007. At December 31, 2009 we had no outstanding receivables from FEI. At December 31, 2008 we had a receivable from FEI of $11,000. One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI.

Raytheon, Inc.

During 2009, 2008 and 2007, we did not purchase any equipment or services from Raytheon, Inc. However, Raytheon purchased certain equipment from us for a total of $382,000, $296,000 and $232,000, respectively, during 2009, 2008 and 2007. At December 31, 2009 and 2008, we had receivables from Raytheon, Inc. of $145,000 and $29,000, respectively. One of the members of our Board of Directors, Mr. William Spivey, is a member of the Board of Directors of Raytheon, Inc.

NOTE 14. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan which allows eligible employees to contribute a certain percentage of their salary. We match 50% of eligible employees’ contributions, up to a maximum of 3% of the employees’ earnings. The 401(k) match was suspended during the first quarter of 2009. Our matching contribution for the savings plan was $22,000, $364,000 and $296,000 in 2009, 2008 and 2007, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Leases and Subleases

We lease office and manufacturing space under operating leases that expire at various dates through 2015. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facilities. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease including any periods of free rent. We also have certain equipment under capital lease with a cost basis of $51,000 and accumulated depreciation of $19,000 at December 31, 2009.

Future minimum lease payments under non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2010	$2,583	$14
2011	2,646	14
2012	2,344	13
2013	2,388	2
2014	2,442	—
Thereafter	1,600	—

Total minimum lease payments	$14,003	43

Less amounts representing interest		(3)

Present value of future minimum lease payments		$40

Lease expense was $2.6 million, $2.8 million and $2.8 million, respectively, in 2009, 2008 and 2007. Depreciation expense related to capital leases was $10,000, $15,000 and $10,000, respectively, in 2009, 2008 and 2007.

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

Year Ended December 31, 2009	Systems	Probes and Sockets	Total
Revenue	$28,951	$24,590	$53,541
Gross Profit	$9,190	$10,511	$19,701
Gross Margin	31.7%	42.7%	36.8%

Year Ended December 31, 2008
Revenue	$40,870	$35,691	$76,561
Gross Profit	$13,697	$18,387	$32,084
Gross Margin	33.5%	51.5%	41.9%

Year Ended December 31, 2007
Revenue	$56,349	$33,573	$89,922
Gross Profit	$23,382	$17,739	$41,121
Gross Margin	41.5%	52.8%	45.7%

No customer accounted for 10% or more of our total revenue in 2009, 2008 or 2007.

Our revenues by geographic area were as follows (in thousands):

Year Ended December 31,	2009	2008	2007
United States	$16,599	$26,079	$32,965
Asia Pacific	26,095	36,462	38,229
Europe	9,105	12,146	16,746
Other	1,742	1,874	1,982

	$53,541	$76,561	$89,922

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2009	2008
United States	$14,491	$16,712
Asia Pacific	949	674
Europe	814	1,074

	$16,254	$18,460

NOTE 17. RESTRUCTURING

In the third quarter of 2008, we closed our machine shop, eliminated the divisional infrastructure, and reorganized across functional lines. Machine shop equipment with a net book value of $0.7 million was transferred from fixed assets to assets held for sale. Sales of assets held for sale resulted in a gain of $0.2 million in 2008, which was included in selling, general and administrative expense. The remaining assets held for sale at December 31, 2008 were written down by $0.2 million to the lower of their carrying value or estimated fair value less cost to sell of $0.4 million. The write-down at December 31, 2008 was included in selling, general and administrative expense.

The closure of the machine shop and reorganization along functional lines resulted in a severance charge of $0.5 million, which was included in selling, general and administrative expense in 2008. All severance costs related to the restructuring in the third quarter of 2008 had been paid as of December 31, 2008.

NOTE 18. SUBSEQUENT EVENTS

We have considered all events that have occurred subsequent to December 31, 2009 and through March 1, 2010, the issuance date of the financial statements as of and for the year ended December 31, 2009.

2004 ESPP

In January 2010, pursuant to the terms of the 2004 ESPP, and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 600,000 to 700,000.

SUSS MicroTec Test Systems GmbH Acquisition

On January 27, 2010, we entered into a Sale and Purchase Agreement (the “Agreement”) with Suss MicroTec AG (the “Seller”). Pursuant to the terms of the Agreement, we agreed to acquire all of the outstanding capital stock of Suss MicroTec Test Systems GmbH, a wholly-owned subsidiary of Seller, along with certain related assets for a purchase price of 7.0 million euros (approximately $9.8 million), including cash in the amount of 4.5 million euros (approximately $6.3 million) and shares of our common stock valued at approximately 2.5 million euros (approximately $3.5 million) (the “Acquisition”). The final purchase price is subject to a post-closing purchase price adjustment. A portion of the purchase price will be held in escrow for up to 24 months and will be subject to claims by both us and the Seller under circumstances specified in the Agreement.

SCHEDULE II

Cascade Microtech, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Year Ended December 31, 2007:

Allowance for uncollectible accounts	$153	$67	$(6)	$(11)	$203
Inventory reserves	$1,943	$519	$—	$(313)	$2,149

Year Ended December 31, 2008:

Allowance for uncollectible accounts	$203	$828	$—	$(2)	$1,029
Inventory reserves	$2,149	$827	$—	$(151)	$2,825

Year Ended December 31, 2009:

Allowance for uncollectible accounts	$1,029	$61	$—	$(116)	$974
Inventory reserves	$2,825	$854	$—	$(152)	$3,527

(a)	Charges to this account relate to changes in foreign currency exchange rates.
(b)	Charges to the accounts included in this column are for the purposes for which the reserves were created.