Form 10-Q
period 2010-03-31
CASCADE MICROTECH INC
filed 2010-05-13
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock outstanding as of May 13, 2010 was 14,322,702.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$10,761	$19,471
Short-term marketable securities	11,885	13,383
Accounts receivable, net of allowances of $1,077 and $974	13,409	10,877
Inventories	22,498	16,624
Prepaid expenses and other	1,400	763
Taxes receivable	3,114	2,589
Deferred income taxes	528	13

Total Current Assets	63,595	63,720

Long-term marketable securities	—	750
Fixed assets, net of accumulated depreciation of $18,684 and $17,775	11,895	12,010
Goodwill	1,035	—
Purchased intangible assets, net of accumulated amortization of $1,745 and $1,733	3,757	1,858
Deferred income taxes	—	220
Other assets, net of accumulated amortization of $3,199 and $3,094	3,201	2,386

Total Assets	$83,483	$80,944

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$11	$11
Accounts payable	5,479	3,765
Deferred revenue	1,348	1,071
Accrued liabilities	5,980	2,087

Total Current Liabilities	12,818	6,934

Capital leases, net of current portion	26	29
Deferred revenue	27	56
Deferred income taxes	726	—
Other long-term liabilities	2,856	2,540

Total Liabilities	16,453	9,559

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,266 and 13,459	143	135
Additional paid-in capital	89,242	85,584
Accumulated other comprehensive (expense) income	(592)	29
Accumulated deficit	(21,763)	(14,363)

Total Shareholders’ Equity	67,030	71,385

Total Liabilities and Shareholders’ Equity	$83,483	$80,944

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2010	2009
Revenue	$19,959	$11,469
Cost of sales	14,573	7,614

Gross profit	5,386	3,855

Operating expenses:
Research and development	3,466	1,993
Selling, general and administrative	9,856	5,395
Amortization of purchased intangibles	180	146

	13,502	7,534

Loss from operations	(8,116)	(3,679)

Other income (expense):
Interest income, net	32	98
Other, net	(88)	(555)

	(56)	(457)

Loss before income taxes	(8,172)	(4,136)
Income tax expense (benefit)	(772)	29

Net loss	$(7,400)	$(4,165)

Basic and diluted net loss per share	$(0.53)	$(0.31)

Shares used in basic and diluted per share calculations	14,025	13,240

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,400)	$(4,165)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,243	1,079
Stock-based compensation, net	479	396
Loss on disposal of long-lived assets	40	—
Loss on disposal of assets held for sale	—	40
Deferred income taxes	(519)	(13)
(Increase) decrease, net of the effect of acquisition, in:
Accounts receivable, net	(383)	1,708
Inventories	2,269	(224)
Taxes receivable	13	(990)
Prepaid expenses and other	(833)	1,465
Increase (decrease), net of the effect of acquisition, in:
Accounts payable	805	(347)
Deferred revenue	(890)	332
Accrued and other long-term liabilities	1,864	(862)

Net cash used in operating activities	(3,312)	(1,581)

Cash flows from investing activities:
Purchase of marketable securities	(1,797)	(5,912)
Proceeds from sale of marketable securities	4,035	8,259
Purchase of fixed assets	(387)	(421)
Investment in other long-lived assets	—	(147)
Cash paid for acquisition, net of cash acquired	(7,052)	—
Proceeds from sale of assets held for sale	—	360

Net cash provided by (used in) investing activities	(5,201)	2,139

Cash flows from financing activities:
Principal payments on capital lease obligations	(3)	(10)
Witholding taxes paid on net settlement of vested restricted stock units	(50)	(15)
Proceeds from issuances of common stock	60	229

Net cash provided by financing activities	7	204

Effect of exchange rate changes on cash	(204)	—

Increase (decrease) in cash and cash equivalents	(8,710)	762

Cash and cash equivalents:
Beginning of period	19,471	3,750

End of period	$10,761	$4,512

Supplemental disclosure of cash flow information:
Refunds received for income taxes, net	$13	$5

Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisition	$3,177	$—
Fair value of assets acquired from acquisition	21,029	—
Liabilities assumed from acquisition	(5,406)	—
Accrual of fixed asset additions	—	862
Increase in asset retirement obligation	—	25

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges of $1.6 million and $0.2 million, respectively, in the first quarter of 2010 and 2009. As described in Note12, inventory charges for the first quarter of 2010 included restructuring costs of $1.0 million for discontinued products.

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31 2009
Raw materials	$10,802	$9,780
Work-in-process	2,931	1,179
Finished goods	8,765	5,665

	$22,498	$16,624

Note 3. Net Loss Per Share

Since we were in a loss position for the three-month periods ended March 31, 2010 and 2009, there was no difference between the number of shares used to calculate basic and diluted net loss per share for those periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,259 and 1,527 as of March 31, 2010 and 2009, respectively.

Note 4. Comprehensive Loss

Comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(7,400)	$(4,165)
Unrealized holding gains (losses)	(10)	16
Change in cumulative translation adjustment	(611)	—

Comprehensive loss	$(8,021)	$(4,149)

Note 5. Product Warranty

We estimate a liability for costs to repair or replace products under warranty for a period of approximately twelve to 24 months when the related product revenue is recognized. The products are sold without a right of return or price protection rights. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. The liability for product warranties is included in accrued liabilities on our consolidated balance sheet. Product warranty activity was as follows (in thousands):

Three Months Ended March 31,	2010	2009
Warranty accrual, beginning of period	$277	$313
Reductions for warranty charges	(211)	(112)
Additions to warranty reserve	625	83

Warranty accrual, end of period	$691	$284

Additions to the warranty reserve for the first quarter of 2010 included accrued warranty costs of $0.5 million assumed with the acquisition of Suss MicroTec Test Systems GmbH as discussed below.

Note 6. Suss MicroTec Test Systems GmbH Acquisition

On January 27, 2010, we entered into a Sale and Purchase Agreement (the “Agreement”) with Suss MicroTec AG (the “Seller”). Pursuant to the terms of the Agreement, we agreed to acquire all of the outstanding capital stock of Suss MicroTec Test Systems GmbH (“Suss Test”), a wholly-owned subsidiary of Seller, along with certain related assets for a purchase price $15.6 million, including cash in the amount of $12.6 million, 747,530 shares of our common stock valued at $3.2 million and a long-term liability of $0.2 million less an amount receivable of $0.4 million related to contingent consideration held in escrow (the “Acquisition”). The Acquisition of Suss Test, a long-time competitor in the market for engineering probe stations, provides us with an expanded portfolio of products, as well as the engineering and technical resources to help to address complex emerging technologies. A portion of the purchase price, totaling 2.5 million euros (approximately $3.5 million), will be held in escrow for up to 24 months and is subject to claims against the Seller under circumstances specified in the Agreement.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Cash and cash equivalents	$5,572	—
Accounts receivable	2,286	—
Inventories	8,469	—
Prepaid expenses and other	999	—
Fixed assets	475	1-5 years
Goodwill	1,058	Indefinite
Purchased intangible assets:
Developed technology	1,370	6 years
Customer relationships	800	11 years

	21,029

Accounts payable	953	—
Accrued commissions	815	—
Customer deposits	1,177	—
Warranty	487	—
Deferred tax liabilities	1,021	—
Other liabilities	953	—

	5,406

	$15,623

In performing our purchase price allocation, we considered, among other factors, the historical financial performance and estimates of future performance of Suss Test. To determine the value of the technology and other identifiable intangible assets acquired, we projected such items as revenues, gross margins, operating expenses, future research and development costs, income taxes and returns on requisite assets. The resulting operating income projections were discounted to a net present value utilizing a discount rate of 19%.

Amortization expense for the purchased intangible assets is approximately $0.3 million per year over the next five years. The overall weighted average amortization period for the above assets as of the date of acquisition was 7.8 years. Goodwill from the Acquisition is attributable to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Goodwill will not be amortized, but will be periodically evaluated for potential impairment. None of the goodwill will be deductible for income tax purposes.

The Acquisition contributed $5.3 million to our revenues in the first quarter of 2010. Acquisition costs incurred in the first quarter of 2010 were $0.8 million and were included in our statement of operations as a component of selling, general and administrative expenses. The fair value of the amount receivable from the payment in escrow was approximately $0.4 million as of March 31, 2010, and was included in other assets, net on our balance sheet. Pro forma results of operations are not required as the Acquisition was not significant.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

Three Months Ended March 31,	2010	2009
Balance, beginning of period	$—	$—
Acquisition of Suss Test	1,058	—
Effect of exchange rate changes	(23)	—

Balance, end of period	$1,035	$—

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	March 31, 2010	December 31, 2009
Customer relationships	$3,231	$2,465
Accumulated amortization	(1,290)	(1,178)

	1,941	1,287

Other	2,271	1,126
Accumulated amortization	(455)	(555)

	1,816	571

Total purchased intangible assets, net	$3,757	$1,858

Amortization expense related to internally developed patents and purchased intangible assets totaled $287,000 and $262,000, respectively, in the first quarter of 2010 and 2009.

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued compensation and benefits	$1,815	$978
Accrued warranty	691	277
Accrued commissions	989	233
Accrued restructuring costs	925	—
Other	1,560	599

	$5,980	$2,087

Note 9. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our statement of operations as follows (in thousands):

Three Months Ended March 31,	2010	2009
Cost of sales	$49	$85
Research and development	39	60
Selling, general and administrative	391	251

	$479	$396

Stock Incentive Plans

Stock option activity for the first three months of 2010 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2009	897,189	$7.10
Granted	76,490	4.24
Exercised	(18,017)	3.11
Forfeited	(221,732)	5.26

Outstanding at March 31, 2010	733,930	7.46

Restricted stock unit activity for the first three months of 2010 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2009	478,441	$7.32
Granted	105,596	4.22
Vested	(60,566)	4.23
Forfeited	(44,700)	6.73

Outstanding at March 31, 2010	478,771	7.08

As of March 31, 2010, total unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock units was $2.6 million, which will be recognized over the weighted average remaining vesting period of 2.7 years.

Employee Stock Purchase Plan

In January 2010, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 600,000 to 700,000. There were no purchases of stock in the first quarter of 2010 under the ESPP.

Note 10. Segment Reporting

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the operating income of our Systems sales and our Probes and Sockets sales. We do not track our assets on a segment level, and, accordingly, that information is not provided.

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended March 31, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$12,658	$7,301	$—	$19,959
Gross profit	$2,774	$2,612	$—	$5,386
Gross margin	21.9%	35.8%	—	27.0%
Loss from operations	$(2,007)	$(1,320)	$(4,789)	$(8,116)

Three Months Ended March 31, 2009
Revenue	$6,123	$5,346	$—	$11,469
Gross profit	$2,085	$1,770	$—	$3,855
Gross margin	34.1%	33.1%	—	33.6%
Loss from operations	$(196)	$(716)	$(2,767)	$(3,679)

In preparing this financial information, certain expenses were allocated between the segments based on management estimates, while others were based on specific factors such as headcount. These factors can have a significant impact on the amount of income (loss) from operations for each segment. While we believe we have applied a reasonable methodology, assignment of other reasonable cost allocations to each segment could result in materially different segment income (loss) from operations.

No customer accounted for 10% or greater of our total revenue in the three-month periods ended March 31, 2010 or 2009.

Note 11. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	March 31, 2010		December 31, 2009
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – municipal obligations	$5,181	Level 2	$7,610	Level 2
Marketable securities – corporate obligations	$2,864	Level 2	$4,465	Level 2
Marketable securities – U.S. agencies	$3,840	Level 2	$2,058	Level 2
Forward sale contracts for Japanese yen	$1,391	Level 2	$1,625	Level 2
Forward purchase contract for euros	$—	Level 2	$5,762	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the value of the forward contracts on our balance sheet. We record the net unrealized gain or loss in our balance sheet and as a component of other income (expense), net on a quarterly basis.

Note 12. Restructuring

Subsequent to the acquisition of Suss Test in January 2010, we began to restructure and integrate the combined businesses. Restructuring costs totaled $2.1 million in the first quarter of 2010 as follows:

•	$1.1 million for termination and severance related costs; and

•	$1.0 million for inventory charges on discontinued products.

Restructuring costs were included in our statement of operations as follows (in thousands):

Three Months Ended March 31,	2010	2009
Cost of sales	$1,097	$—
Research and development	96	—
Selling, general and administrative	935	—

	$2,128	$—

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Three Months Ended March 31, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$—	$1,095	$(332)	$—	$763
Inventory related to discontinued products	—	1,033	—	(871)	162

	$—	$2,128	$(332)	$(871)	$925

We expect accrued termination and severance related costs will be paid by the end of 2010.

Note 13. Recent Accounting Guidance

Accounting Guidance Recently Adopted

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009 and are included in Note 11 above to the extent applicable. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not and will not have any effect on our financial position, results of operations or cash flows.

ASU 2009-14

ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” amends ASC Subtopic 985-605, “Software-Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. In the first quarter of 2010, we early adopted the guidance in ASU 2009-14, which did not have any effect on our financial position, results of operations or cash flows.

ASU 2009-13

ASU 2009-13, “Multiple-Delivered Revenue Arrangements,” amends ASC Subtopic 650-25, “Revenue Recognition - Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of fair value for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. In the first quarter of 2010, we early adopted the guidance in ASU 2009-13, which did not have any effect on our financial position, results of operations or cash flows.

Accounting Guidance Not Yet Adopted

ASU 2010-17

ASU 2010-17, “Revenue Recognition – Milestone Method,” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the guidance in ASU 2010-17 to have any effect on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2010. These risk factors have not significantly changed since they were filed with our Form 10-K and included the following:

•

Our operating results have fluctuated in the past and are likely to fluctuate in the future, which could cause us to miss analyst expectations about these results and cause the trading price of our common stock to decline.

•	The cyclicality of the semiconductor industry affects our financial results, and, as a result, we may experience reduced sales or operating losses in a semiconductor industry downturn.

•	Some of our customers may experience sudden and unexpected changes in their financial condition, resulting in decreased sales and bad debts.

•	Consolidation of our customer base could adversely affect our revenues and results of operations.

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

•

We acquired Suss Test in January 2010 and may make future acquisitions. The Suss Test acquisition, and any other acquisitions, may be costly, difficult to integrate with our operations, divert management resources and dilute shareholder value.

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

•	Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

•	Any disruption in the operations of our manufacturing facilities, or in the facilities of our contract manufacturers, could harm our business.

•	We rely on suppliers and contract manufacturers for the products we sell.

•	A reorganization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

•	We may fail to comply with environmental regulations, which could result in significant costs and harm our business.

•	Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

•	We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

•	Our employment costs in the short-term are, to a large extent, fixed, and therefore, any shortfall in sales would harm our operating results.

•	Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

•	Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

•	The anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that shareholders may consider beneficial.

•	If our stock price is volatile, securities class action litigation may be brought against us, which could result in substantial costs.

General

We design, develop, manufacture and market advanced wafer probing and test socket solutions for the electrical measurement and testing of high performance chips. We design, manufacture and assemble our products in Oregon, Minnesota and Dresden, Germany (after our recent acquisition), with global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore. We also utilize contract manufacturers located in Singapore, Thailand and Ohio.

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

In January 2010, we acquired Suss MicroTec Test Systems GmbH (“Suss Test”), a wholly owned subsidiary of Suss MicroTec AG, based near Dresden, Germany. The acquisition of Suss Test, a long-time competitor in the market for engineering probe stations, provides us with an expanded portfolio of products as well as the engineering and technical resources to help to address complex emerging technologies.

Overview

Revenue in the first quarter of 2010 increased $8.5 million, or 74.0%, compared to the first quarter of 2009 as the global economic environment, and the semiconductor and semiconductor equipment markets in particular, continued to show improvement. The acquisition of Suss Test in January 2010 contributed $5.3 million to our revenues in the first quarter of 2010. However, net losses increased by $3.3 million, or 80.3%, compared to the first quarter of 2009 due primarily to acquisition and restructuring related costs.

Outlook

Based on our current backlog, anticipated bookings and expected incremental revenue from the acquisition of Suss Test, we anticipate revenues will be in the range of $21 million to $25 million for the second quarter of 2010. We believe that the acquisition of Suss Test combined with an ongoing recovery in the market for semiconductors and semiconductor equipment will result in increased revenue for 2010 compared to 2009.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, lives and recoverability of equipment and other long-lived assets, warranty obligations, deferred income tax assets, unrecognized income tax benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 2, 2010.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue. (1)

	For the Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of sales	73.0	66.4

Gross profit	27.0	33.6
Operating expenses:
Research and development	17.4	17.4
Selling, general and administrative	49.4	47.0
Amortization of purchased intangibles	0.9	1.3

Total operating expenses	67.6	65.7

Loss from operations	(40.7)	(32.1)
Other expense, net	(0.3)	(4.0)

Loss before income taxes	(40.9)	(36.1)
Provision (benefit) for income taxes	(3.9)	0.3

Net income (loss)	(37.1)%	(36.3)%

(1)	Percentages may not add due to rounding.

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended March 31, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$12,658	$7,301	$—	$19,959
Gross profit	$2,774	$2,612	$—	$5,386
Gross margin	21.9%	35.8%	—	27.0%
Loss from operations	$(2,007)	$(1,320)	$(4,789)	$(8,116)

Three Months Ended March 31, 2009
Revenue	$6,123	$5,346	$—	$11,469
Gross profit	$2,085	$1,770	$—	$3,855
Gross margin	34.1%	33.1%	—	33.6%
Loss from operations	$(196)	$(716)	$(2,767)	$(3,679)

Revenue

Revenue increased $8.5 million, or 74.0%, to $20.0 million in the first quarter of 2010 compared to $11.5 million in the first quarter of 2009 as described in more detail below.

Systems

Systems revenue increased $6.6 million, or 106.7%, to $12.7 million in the first quarter of 2010 compared to $6.1 million in the first quarter of 2009. Certain financial information which contributed to the Systems revenue results was as follows:

First quarter of 2010 compared to first quarter of 2009
Percentage increase in unit sales	104.9%
Percentage increase in average sales price	22.4%

We realized increased unit sales in the first quarter of 2010 compared to the first quarter of 2009 due to the acquisition of Suss Test in January 2010 and overall improvement in semiconductor and semiconductor equipment markets.

Average sales prices in the first quarter of 2010 compared to the first quarter of 2009 were positively affected by sales mix, as a larger number of high-end systems were sold. Average sales price includes the sales price of any analytical probes, probe cards and accessories purchased with an engineering probe station.

Probes and Sockets

Probes and Sockets revenue increased $2.0 million, or 36.6%, to $7.3 million in the first quarter of 2010 compared to $5.3 million in the first quarter of 2009. This increase was primarily the result of increased unit sales driven by the overall improvement in semiconductor design and production markets.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales increased $7.0 million, or 91.4%, to $14.6 million in the first quarter of 2010 compared to $7.6 million in the first quarter of 2009. The increase in cost of sales in the first quarter of 2010 compared to the first quarter of 2009 was the result of the increase in sales as discussed above, combined with an overall decrease in gross margin (gross profit as a percentage of net sales), as discussed below, to 27.0% in the first quarter of 2010, compared to 33.6% in the first quarter of 2009,

The decrease in gross margin in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to inventory valuation charges of $1.6 million in the first quarter of 2010 compared to $0.2 million in the first quarter of 2009. Of the $1.6 million inventory charge in the first quarter of 2010, $1.0 million represents a restructuring cost for systems products that were discontinued following the acquisition of Suss Test.

Systems

The gross margin in Systems decreased to 21.9% in the first quarter of 2010 from 34.1% in the first quarter of 2009. The decrease was primarily due to a combination of restructuring costs of $1.1 million, and a $0.6 million purchase price allocation adjustment to value finished goods and work-in-process inventory acquired with the Suss Test acquisition at their estimated selling price less cost to sell. Accordingly, when such inventory was sold, it resulted in near zero gross margin. An additional $0.7 million of such inventory is expected to be sold in the second quarter of 2010. Restructuring costs included as a component of cost of sales in the first quarter of 2010 consisted of inventory charges on discontinued products of $1.0 million and severance costs of $0.1 million. The decrease in gross margin attributable to these charges and adjustments was partially offset by changes in sales mix as a larger number of high-end systems were sold.

Probes and Sockets

The gross margin in Probes and Sockets increased to 35.8% in the first quarter of 2010 from 33.1% in the first quarter of 2009. The increase in gross margin was primarily due to the increase in sales as there was a decrease in unallocated fixed overhead costs recorded as a period expense in cost of sales. The increase attributable to sales was partially offset by an increase in inventory valuation charges.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Research and development expenses increased $1.5 million, or 73.9%, to $3.5 million in the first quarter of 2010 compared to $2.0 million in the first quarter of 2009. The increase was primarily due to the following:

Increase in wages and benefits from acquisition	$602,000
Increase in restructuring cost from terminations and severance	96,000
Increase in travel, meals and entertainment due to acquisition	71,000
Increase in professional fees	332,000
Increase in project expenses	134,000
Increase in recruiting expenses	98,000
Other, net	167,000

$1,500,000

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

SG&A expenses increased $4.5 million, or 82.7%, to $9.9 million in the first quarter of 2010 compared to $5.4 million in the first quarter of 2009. The increase was primarily due to the following:

Increase in wages and benefits from acquisition	$1,139,000
Increase in restructuring costs from terminations and severance	935,000
Increase in severance costs not related to restructuring	210,000
Increase in professional fees due to acquisition	802,000
Increase in internal and external sales commissions	580,000
Increase in travel, meals and entertainment due to acquisition	241,000
Increase in demo expenses	251,000
Increase in stock-based compensation	140,000
Other, net	202,000

$4,500,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our prior acquisitions and our January 2010 acquisition of Suss Test. Amortization expense increased to $180,000 in the first quarter of 2010 compared to $146,000 in the first quarter of 2009 due to the acquisition of Suss Test in the first quarter of 2010. Net purchased intangibles totaled $3.8 million at March 31, 2010.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense) was comprised of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Interest income, net	$32	$98
Foreign currency losses	(122)	(602)
Gains on foreign currency forward contracts	23	36
Other	11	11

	$(56)	$(457)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decrease in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to decreased cash and investment balances resulting from our purchase of Suss Test in January 2010.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Our benefit from income taxes totaled $0.8 million, or 9.4% of loss before income taxes, in the first quarter of 2010 and represented a benefit for the release of valuation allowance on deferred tax assets in Germany due to the acquisition of Suss Test, partially offset by tax expense in certain other foreign tax jurisdictions.

Our provision for income taxes totaled $29,000, or (0.7)%, of loss before income taxes, in the first quarter of 2009 and represented tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Net cash used in operating activities in the first quarter of 2010 was $3.3 million and consisted of our net loss of $7.4 million, offset by net non-cash expenses of $1.2 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $2.5 million to $13.4 million at March 31, 2010, compared to $10.9 million at December 31, 2009. The increase in accounts receivable was primarily due to our acquisition of Suss Test and increased sales in the first quarter of 2010 compared to the fourth quarter of 2009.

Inventories increased by $5.9 million to $22.5 million at March 31, 2010, compared to $16.6 million at December 31, 2009. The increase in inventory was primarily attributable to $8.5 million of inventory acquired with our acquisition of Suss Test and increased purchases to support our increased sales, partially offset by $1.6 million of inventory valuation charges as discussed above. We believe that our inventory reserves at March 31, 2010 are adequate. However, if our actual results are significantly different than our current expectations for the remainder of 2010, we may be required to increase reserves for inventory in future periods.

Accounts payable increased by $1.7 million to $5.5 million at March 31 2010, compared to $3.8 million at December 31, 2009 primarily due to $1.0 million of accounts payable acquired with our acquisition of Suss Test and increased inventory purchases to support our increased sales.

Accrued liabilities increased by $3.9 million to $6.0 million at March 31, 2010, compared to $2.1 million at December 31, 2009 primarily due to $2.1 million of accrued liabilities acquired with our acquisition of Suss Test, accrued restructuring costs of $0.9 million, and an increase in accrued compensation and benefits of $0.6 million due to headcount and the timing of payroll.

Fixed asset purchases of $0.4 million in the first quarter of 2010 were primarily for production and office related equipment. We anticipate fixed asset additions for all of 2010 of approximately $2.8 million, primarily for production related equipment, research and development tools and information technology.

In January 2010, we utilized $7.1 million of cash and cash equivalents, net of cash acquired, for the purchase of Suss Test. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $22.6 million at March 31, 2010.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities.

Recent Accounting Guidance

See Note 13 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of March 31, 2010 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2010	2011 and 2012	2013 and 2014	2015 and beyond
Operating Leases	$16,338	$2,738	$6,925	$5,018	$1,657
Capital Leases	40	10	27	3	—
Purchase Order Commitments	3,817	3,425	392	—	—
Forward contracts	1,391	1,391	—	—	—

	$21,586	$7,564	$7,344	$5,021	$1,657

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

There have been no material changes in our reported market risks or risk management policies since the filing of our 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2010.

Item 4.	Controls and Procedures

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We acquired Suss Test in January 2010 and have been working through the integration of the business and review of controls over financial transactions. We have excluded controls at Suss Test from our assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.

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

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 2, 2010. See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report under the heading “Forward Looking Statements and Risk Factors.”

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

As of March 31, 2010, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $27.1 million, net of cash acquired, for our acquisitions of the eVue product line, Gryphics, Inc., certain assets of Synatron GmbH and Suss Test.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Cascade Microtech, Inc. 2010 Stock Incentive Plan. Incorporated by Reference to our Definitive Proxy Materials for our 2010 annual meeting filed on April 6, 2010.

10.2	Sale and Purchase Agreement dated as of January 27, 2010 by and among Cascade Microtech, Inc., Cascade MicroTec KK, SUSS MicroTec AG, SUSS MicroTec KK, and SUSS MicroTec Inc. Incorporated by reference to Current Report on Form 8-K filed on January 28, 2010.

10.3	Executive Compensation Plan for the Six-Month Period Ending June 30, 2010. Incorporated by reference to Current Report on Form 8-K filed on February 11, 2010.

10.4	2010 Long Term Incentive Plan. Incorporated by reference to Current Report on Form 8-K filed on February 11, 2010.

10.5	Separation Agreement and Release between Cascade Microtech, Inc. and Steven Sipowicz dated as of March 30, 2010. Incorporated by reference to Current Report on Form 8-K filed on April 2, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2010	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ F. PAUL CARLSON
F. Paul Carlson
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)