Form 10-Q
period 2010-06-30
CASCADE MICROTECH INC
filed 2010-08-04
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock outstanding as of August 4, 2010 was 14,359,736.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$10,523	$19,471
Short-term marketable securities	9,221	13,383
Accounts receivable, net of allowances of $1,118 and $974	16,316	10,877
Inventories	21,268	16,624
Prepaid expenses and other	1,519	763
Taxes receivable	2,444	2,589
Deferred income taxes	529	13
Assets available for sale	146	—

Total Current Assets	61,966	63,720

Long-term marketable securities	—	750
Fixed assets, net of accumulated depreciation of $19,594 and $17,775	11,282	12,010
Goodwill	923	—
Purchased intangible assets, net of accumulated amortization of $1,940 and $1,733	3,379	1,858
Deferred income taxes	—	220
Other assets, net of accumulated amortization of $3,311 and $3,094	3,217	2,386

Total Assets	$80,767	$80,944

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$12	$11
Accounts payable	6,423	3,765
Deferred revenue	1,845	1,071
Accrued liabilities	5,667	2,087

Total Current Liabilities	13,947	6,934

Capital leases, net of current portion	23	29
Deferred revenue	16	56
Deferred income taxes	640	—
Other long-term liabilities	2,795	2,540

Total Liabilities	17,421	9,559

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,327 and 13,459	143	135
Additional paid-in capital	89,811	85,584
Accumulated other comprehensive (loss) income	(1,992)	29
Accumulated deficit	(24,616)	(14,363)

Total Shareholders’ Equity	63,346	71,385

Total Liabilities and Shareholders’ Equity	$80,767	$80,944

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$23,439	$12,616	$43,398	$24,085
Cost of sales	15,120	7,835	29,693	15,449

Gross profit	8,319	4,781	13,705	8,636

Operating expenses:

Research and development	3,041	1,818	6,507	3,811
Selling, general and administrative	8,073	5,186	17,929	10,581
Amortization of purchased intangibles	200	145	380	291

	11,314	7,149	24,816	14,683

Loss from operations	(2,995)	(2,368)	(11,111)	(6,047)

Other income (expense):
Interest income, net	13	103	45	201
Other, net	542	440	454	(115)

	555	543	499	86

Loss before income taxes	(2,440)	(1,825)	(10,612)	(5,961)
Income tax expense (benefit)	413	(249)	(359)	(220)

Net loss	$(2,853)	$(1,576)	$(10,253)	$(5,741)

Basic and diluted net loss per share	$(0.20)	$(0.12)	$(0.72)	$(0.43)

Shares used in basic and diluted per share calculations:	14,307	13,306	14,167	13,273

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,253)	$(5,741)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,507	2,190
Stock-based compensation, net	880	932
(Gain) loss on disposal of long-lived assets	41	(14)
Loss on write-down and disposal of assets held for sale	118	40
Loss on write-down of contingent consideration held in escrow	76	—
Deferred income taxes	(523)	(20)
(Increase) decrease, net of the effect of acquisition, in:
Accounts receivable, net	(3,781)	3,792
Inventories, net	2,933	1,149
Taxes receivable	636	—
Prepaid expenses and other	(1,239)	501
Increase (decrease), net of effect of acquisition, in:
Accounts payable	1,792	(1,281)
Deferred revenue	(337)	(236)
Accrued and other long-term liabilities	1,770	(1,617)

Net cash used in operating activities	(5,380)	(305)

Cash flows from investing activities:
Purchase of marketable securities	(1,797)	(10,554)
Proceeds from sale of marketable securities	6,692	15,824
Purchase of fixed assets	(1,047)	(1,444)
Investment in other long-lived assets	—	(185)
Cash paid for acquisition, net of cash acquired	(7,052)	—
Proceeds from disposal of fixed assets	—	16
Proceeds from sale of assets held for sale	—	360

Net cash provided by (used in) investing activities	(3,204)	4,017

Cash flows from financing activities:
Principal payments on capital lease obligations	(5)	(16)
Excess (reversal of) tax benefits related to stock option exercises	—	(23)
Withholding taxes paid on net settlement of vested restricted stock units	(89)	(37)
Proceeds from issuances of common stock	267	321

Net cash provided by financing activities	173	245

Effect of exchange rate changes on cash	(537)	—

Increase (decrease) in cash and cash equivalents	(8,948)	3,957

Cash and cash equivalents:
Beginning of period	19,471	3,750

End of period	$10,523	$7,707

Supplemental disclosure of cash flow information:
Cash paid (refunds received) for income taxes, net	$53	$(106)

Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisition	$3,177	$—
Fair value of assets acquired from acquisition	21,029	—
Liabilities assumed from acquisition	(5,406)	—
Increase in asset retirement obligation	—	25

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges of $0.6 million and $2.2 million, respectively, in the three and six-month periods ended June 30, 2010 and $0.3 million and $0.5 million, respectively, in the comparable periods of 2009. As described in Note 12, inventory charges for the six-month period ended June 30, 2010 included restructuring costs of $1.1 million for discontinued products.

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$12,120	$9,780
Work-in-process	2,797	1,179
Finished goods	6,351	5,665

	$21,268	$16,624

Note 3. Net Loss Per Share

Since we were in a loss position for the three and six-month periods ended June 30, 2010 and 2009, there was no difference between the number of shares used to calculate basic and diluted net loss per share for those periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,268 for the three and six-month periods ended June 30, 2010, and 1,540 for the three and six-month periods ended June 30, 2009.

Note 4. Comprehensive Loss

Comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,853)	$(1,576)	$(10,253)	$(5,741)
Unrealized holding losses	(6)	(35)	(16)	(19)
Change in cumulative translation adjustment	(1,394)	—	(2,005)	—

Comprehensive loss	$(4,253)	$(1,611)	$(12,274)	$(5,760)

Note 5. Product Warranty

We estimate a liability for costs to repair or replace products under warranty for a period of approximately twelve to 24 months when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of revenue. The percentage is based on historical actual product repair costs. The liability for product warranties is included in accrued liabilities on our condensed consolidated balance sheet. Product warranty activity was as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Warranty accrual, beginning of period	$277	$313
Reductions for warranty charges	(345)	(292)
Additions to warranty reserve	754	231

Warranty accrual, end of period	$686	$252

Additions to the warranty reserve for the first six months of 2010 included accrued warranty costs of $0.5 million assumed with the acquisition of SUSS MicroTec Test Systems GmbH as discussed below.

Note 6. SUSS MicroTec Test Systems GmbH Acquisition

On January 27, 2010, we entered into a Sale and Purchase Agreement (the “Agreement”) with SUSS MicroTec AG (the “Seller”). Pursuant to the terms of the Agreement, we agreed to acquire all of the outstanding capital stock of SUSS MicroTec Test Systems GmbH (“SUSS Test”), a wholly-owned subsidiary of Seller, along with certain related assets for a purchase price $15.6 million, including cash in the amount of $12.6 million, 747,530 shares of our common stock valued at $3.2 million and a long-term liability of $0.2 million less an amount receivable of $0.4 million related to contingent consideration held in escrow (the “Acquisition”). The Acquisition of SUSS Test, a long-time competitor in the market for engineering probe stations, provides us with an expanded portfolio of products, as well as the engineering and technical resources to help to address complex emerging technologies. A portion of the purchase price, totaling 2.5 million euro (approximately $3.5 million), will be held in escrow for up to 24 months and is subject to claims against the Seller under circumstances specified in the Agreement.

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

Acquisition costs incurred were $0.8 million in the six-month period ended June 30, 2010 and were included in our condensed consolidated statement of operations as a component of selling, general and administrative expenses. Acquisition costs incurred in the second quarter of 2010 were immaterial. The fair value of the amount receivable from the payment in escrow was approximately $0.3 million as of June 30, 2010, and was included in other assets, net on our balance sheet. Due to restructuring and continued integration of the combined businesses and product lines since the date of acquisition, it is impractical to determine the revenue and earnings contributed by SUSS Test. Pro forma results of operations are not required as the Acquisition was not significant.

Note 7. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

Six Months Ended June 30,	2010	2009
Balance, beginning of period	$—	$—
Acquisition of SUSS Test	1,058	—
Effect of exchange rate changes	(135)	—

Balance, end of period	$923	$—

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	June 30, 2010	December 31, 2009
Customer relationships	$3,163	$2,465
Other	2,156	1,126

	5,319	3,591
Accumulated amortization	(1,940)	(1,733)

Total purchased intangible assets, net	$3,379	$1,858

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued compensation and benefits	$1,840	$978
Accrued warranty	686	277
Accrued commissions	1,046	233
Accrued restructuring costs	875	—
Other	1,220	599

	$5,667	$2,087

Note 9. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$61	$74	$110	$159
Research and development	72	71	111	131
Selling, general and administrative	268	391	659	642

	$401	$536	$880	$932

Stock Incentive Plans

Stock option activity for the first six months of 2010 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2009	897,189	$7.10
Granted	76,490	4.24
Exercised	(18,017)	3.11
Forfeited	(262,378)	5.74

Outstanding at June 30, 2010	693,284	7.41

Restricted stock unit (“RSU”) activity for the first six months of 2010 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2009	478,441	$7.32
Granted	232,353	4.62
Vested	(77,767)	4.28
Forfeited	(52,385)	6.64

Outstanding at June 30, 2010	580,642	6.71

As of June 30, 2010, total unrecognized stock-based compensation related to outstanding, but unvested options and RSUs was $2.6 million, which will be recognized over the weighted average remaining vesting period of 2.7 years.

See also Note 14 for information regarding stock-based awards granted in July 2010.

Employee Stock Purchase Plan

In January 2010, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 600,000 to 700,000. Employees purchased 50,859 shares in the first six months of 2010 for $0.2 million under the ESPP.

Note 10. Segment Reporting

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the operating income of our Systems revenue and our Probes and Sockets revenue. We do not track our assets on a segment level, and, accordingly, that information is not provided. Certain information by segment was as follows (dollars in thousands):

Three Months Ended June 30, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$16,152	$7,287	$—	$23,439
Gross profit	$5,575	$2,744	$—	$8,319
Gross margin	34.5%	37.7%	—	35.5%
Income (loss) from operations	$1,261	$(1,127)	$(3,129)	$(2,995)

Three Months Ended June 30, 2009
Revenue	$6,194	$6,422	$—	$12,616
Gross profit	$2,081	$2,700	$—	$4,781
Gross margin	33.6%	42.0%	—	37.9%
Income (loss) from operations	$(369)	$333	$(2,332)	$(2,368)

Six Months Ended June 30, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$28,810	$14,588	$—	$43,398
Gross profit	$8,349	$5,356	$—	$13,705
Gross margin	29.0%	36.7%	—	31.6%
Loss from operations	$(746)	$(2,447)	$(7,918)	$(11,111)

Six Months Ended June 30, 2009
Revenue	$12,317	$11,768	$—	$24,085
Gross profit	$4,166	$4,470	$—	$8,636
Gross margin	33.8%	38.0%	—	35.9%
Loss from operations	$(565)	$(383)	$(5,099)	$(6,047)

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

No customer accounted for 10% or greater of our total revenue in the three or six-month periods ended June 30, 2010 or 2009.

Note 11. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	June 30, 2010		December 31, 2009
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – municipal obligations	$4,135	Level 2	$7,610	Level 2
Marketable securities – corporate obligations	$1,257	Level 2	$4,465	Level 2
Marketable securities – U.S. agencies	$3,829	Level 2	$2,058	Level 2
Forward sale contracts for Japanese yen	$566	Level 2	$1,625	Level 2
Forward purchase contract for euros	$—	Level 2	$5,762	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts on our balance sheet. We record the net unrealized gain or loss in our balance sheet and as a component of other income (expense), net on a quarterly basis.

Equipment classified as held for sale at June 30, 2010 of $146,000 is measured at fair value on a non-recurring basis using the estimated selling prices of similar equipment. See also Note 12.

Note 12. Restructuring

Subsequent to the acquisition of SUSS Test in January 2010, we began to restructure and integrate the combined businesses, which resulted in severance charges and inventory write-offs. In the second quarter of 2010, we restructured our sockets business in Minnesota, which resulted in severance charges, inventory write-offs and decreased useful life of certain equipment. Tooling with a carrying value of $106,000 was abandoned and equipment with a carrying value of $264,000 was transferred to available for sale and written down by $118,000 to its estimated fair value, less costs to sell.

Restructuring costs in the three and six-month periods ended June 30, 2010 were as follows (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Termination and severance related	$90	$1,185
Inventory charges on discontinued products	43	1,076
Equipment write-downs	224	224

	$357	$2,485

Restructuring costs were included in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Cost of sales	$200	$1,297
Research and development	31	127
Selling, general and administrative	126	1,061

	$357	$2,485

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Six Months Ended June 30, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Termination and severance related	$—	$1,185	$(463)	$153	$875
Inventory related to discontinued products	—	1,076	—	(1,076)	—
Equipment write-downs	—	224	—	(224)	—

	$—	$2,485	$(463)	$(1,147)	$875

We expect accrued termination and severance related costs to be paid by the end of 2010.

Note 13. Recent Accounting Guidance

Accounting Guidance Recently Adopted

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009 and are included in Note 11 above to the extent applicable. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance did not and will not have an effect on our financial position, results of operations or cash flows.

ASU 2009-14

ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” amends ASC Subtopic 985-605, “Software-Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. In the first quarter of 2010, we early adopted the guidance in ASU 2009-14, which did not have an effect on our financial position, results of operations or cash flows.

ASU 2009-13

ASU 2009-13, “Multiple-Delivered Revenue Arrangements,” amends ASC Subtopic 650-25, “Revenue Recognition - Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of fair value for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. In the first quarter of 2010, we early adopted the guidance in ASU 2009-13, which did not have an effect on our financial position, results of operations or cash flows.

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

Note 14. Subsequent Event

Stock-Based Awards

In July 2010, in connection with the commencement of employment of our new President and Chief Executive Officer, Mr. Michael D. Burger, we granted the following stock-based awards:

•	70,000 RSUs with a fair value of $283,500. 50,000 of those RSUs vest annually at 25% over four years. The remaining 20,000 RSUs vest at 50% after the first 2 years and 25% per year thereafter.

•

An option to purchase 200,000 shares of our common stock at an exercise price equal to the fair market value of the common stock on the date of grant, which was $4.05. The options vest over 5 years with 20% vesting after the first year and monthly vesting thereafter.

If Mr. Burger’s employment is terminated without “cause” or if Mr. Burger terminates his employment for “good reason,” the RSUs, stock options and any other equity awards held by Mr. Burger that would have vested if Mr. Burger had remained an employee after the termination date for an additional period equal to his length of employment, but not less than 12 months, up to a maximum of 18 months, will accelerate and become immediately exercisable. In addition, if, during the one-year period after a “change in control,” Mr. Burger terminates his employment for “good reason” or if his employment is terminated for any reason other than death, disability or cause, then all RSUs, stock options and other equity awards held by Mr. Burger that would have vested had Mr. Burger remained employed after the termination date for an additional period equal to 24 months will accelerate and become immediately exercisable.

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

•	The cyclicality of the semiconductor industry affects our financial results, and, as a result, we may experience reduced sales or operating losses in a semiconductor industry downturn.

•	Some of our customers may experience sudden and unexpected changes in their financial condition, resulting in decreased revenue and bad debts.

•	Consolidation of our customer base could adversely affect our revenues and results of operations.

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

•

We acquired SUSS MicroTec Test Systems GmbH (“SUSS Test”), a wholly owned subsidiary of SUSS MicroTec AG, based near Dresden, Germany in January 2010 and may make future acquisitions. The SUSS Test acquisition, and any other acquisitions, may be costly, difficult to integrate with our operations, divert management resources and dilute shareholder value.

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

•	Failure to retain key managerial, technical, and sales and marketing personnel or to attract new key personnel could harm our business.

•	Our customers’ evaluation processes can lead to lengthy sales cycles, during which we may incur significant costs that may not result in revenues.

•	If our products contain defects, our reputation would be damaged, and we could lose customers and revenue and incur warranty expenses.

•	If we fail to protect our proprietary technology and rights, competitors may be able to use our technologies, which would weaken our competitive position and could reduce our revenues.

•	Intellectual property infringement claims by or against us may result in litigation, the cost of which could be substantial and could prevent us from selling our products.

•

Our growth could strain our personnel and infrastructure resources, and, if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

•	Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

•	Any disruption in the operations of our manufacturing facilities, or in the facilities of our contract manufacturers, could harm our business.

•	We rely on suppliers and contract manufacturers for the products we sell.

•	A reorganization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

•	We may fail to comply with environmental regulations, which could result in significant costs and harm our business.

•	Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

•	We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

•	Our employment costs in the short-term are, to a large extent, fixed, and therefore, any shortfall in revenue would harm our operating results.

•	Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

•	Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

•	The anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that shareholders may consider beneficial.

•	If our stock price is volatile, securities class action litigation may be brought against us, which could result in substantial costs.

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

Engineering probe stations provide precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Every new leading- edge semiconductor process is modeled or characterized using our probe stations. Our engineering probe stations are highly configurable and are typically sold with various accessories, including our engineering probes, as well as accessories from third parties. In addition, we design and build custom engineering probe stations to address the specific requirements of our customers and generate revenue through the sales of service contracts.

Our engineering probes are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. Chances are, your cell phone has at least one device that was tested using our production probes. Our test sockets are designed and sold for both production and engineering test applications, typically for high speed digital and radio frequency testing.

The acquisition of SUSS Test, a long-time competitor in the market for engineering probe stations, provides us with an expanded portfolio of products as well as the engineering and technical resources to help to address complex emerging technologies.

Overview

Revenue in the second quarter of 2010 increased $10.8 million, or 85.8%, compared to the second quarter of 2009 and increased $3.5 million, or 17.4%, compared to the first quarter of 2010 as the global economic environment, and the semiconductor and semiconductor equipment markets in particular, continued to show improvement. Our revenues and market share in the Systems business have benefited from the acquisition of SUSS Test in January 2010. However, our net loss increased by $1.3 million, or 81.0%, compared to the second quarter of 2009 but decreased $4.5 million, or 61.4%, compared to the first quarter of 2010. These changes are primarily the result of acquisition and restructuring-related costs, and changes in other income and income tax expense. Since the SUSS Test acquisition, we have been working to restructure and integrate the combined businesses and product lines. We believe the best people, resources, products and features to meet the needs of our customers have been retained.

On July 6, 2010, Michael Burger began as our new President and Chief Executive Officer.

Outlook

Based on our current backlog and anticipated bookings, we anticipate revenues will be in the range of $23 million to $26 million for the third quarter of 2010. We believe that the acquisition of SUSS Test combined with an ongoing recovery in the market for semiconductors and semiconductor equipment will result in increased revenue for 2010 compared to 2009.

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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.5	62.1	68.4	64.1

Gross profit	35.5	37.9	31.6	35.9
Operating expenses:
Research and development	13.0	14.4	15.0	15.8
Selling, general and administrative	34.4	41.1	41.3	43.9
Amortization of purchased intangibles	0.9	1.1	0.9	1.2

Total operating expenses	48.3	56.7	57.2	61.0

Loss from operations	(12.8)	(18.8)	(25.6)	(25.1)
Other income, net	2.4	4.3	1.2	0.4

Loss before income taxes	(10.4)	(14.5)	(24.5)	(24.7)
Provision (benefit) for income taxes	1.8	(2.0)	(0.8)	(0.9)

Net loss	(12.2)%	(12.5)%	(23.6)%	(23.8)%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended June 30, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$16,152	$7,287	$—	$23,439
Gross profit	$5,575	$2,744	$—	$8,319
Gross margin	34.5%	37.7%	—	35.5%
Income (loss) from operations	$1,261	$(1,127)	$(3,129)	$(2,995)

Three Months Ended June 30, 2009
Revenue	$6,194	$6,422	$—	$12,616
Gross profit	$2,081	$2,700	$—	$4,781
Gross margin	33.6%	42.0%	—	37.9%
Income (loss) from operations	$(369)	$333	$(2,332)	$(2,368)

Six Months Ended June 30, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$28,810	$14,588	$—	$43,398
Gross profit	$8,349	$5,356	$—	$13,705
Gross margin	29.0%	36.7%	—	31.6%
Loss from operations	$(746)	$(2,447)	$(7,918)	$(11,111)

Six Months Ended June 30, 2009
Revenue	$12,317	$11,768	$—	$24,085
Gross profit	$4,166	$4,470	$—	$8,636
Gross margin	33.8%	38.0%	—	35.9%
Loss from operations	$(565)	$(383)	$(5,099)	$(6,047)

Revenue

Revenue increased $10.8 million, or 85.8%, to $23.4 million in the three-month period ended June 30, 2010 compared to $12.6 million in the same period of 2009 and increased $19.3 million, or 80.2%, to $43.4 million in the six-month period ended June 30, 2010 compared to $24.1 million in the same period of 2009.

Systems

Systems revenue increased $10.0 million, or 160.8%, to $16.2 million in the three-month period ended June 30, 2010 compared to $6.2 million in the same period of 2009 and increased $16.5 million, or 133.9%, to $28.8 million in the six-month period ended June 30, 2010 compared to $12.3 million in the same period of 2009.

Certain financial information which contributed to Systems revenue results was as follows:

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Percentage increase in unit sales	113.6%	109.4%
Percentage increase in average sales price	39.9%	31.1%

We realized increased unit sales in the first two quarters of 2010 compared to the first two quarters of 2009 due to the acquisition of SUSS Test in January 2010 and overall improvement in semiconductor and semiconductor equipment markets.

Average sales prices in the first two quarters of 2010 compared to the first two quarters of 2009 were positively affected by sales mix, as a larger number of high-end systems were sold. Average sales price includes the sales price of any engineering probes, probe cards and accessories purchased with an engineering probe station.

Probes and Sockets

Probes and Sockets revenue increased $0.9 million, or 13.5%, to $7.3 million in the three-month period ended June 30, 2010 compared to $6.4 million in the same period of 2009 and increased $2.8 million, or 24.0%, to $14.6 million in the six-month period ended June 30, 2010 compared to $11.8 million in the same period of 2009. These increases were primarily the result of increased unit sales driven by the overall improvement in semiconductor design and production markets.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales increased $7.3 million, or 93.0%, to $15.1 million in the three-month period ended June 30, 2010 compared to $7.8 million in the same period of 2009 and increased $14.3 million, or 92.2%, to $29.7 million in the six-month period ended June 30, 2010 compared to $15.4 million in the same period of 2009. The overall increases in cost of sales for the three and six-month periods ended June 30, 2010 compared to same periods in 2009 were the result of increased sales as discussed above and changes in gross margin as discussed below.

Systems

Systems gross margins were 34.5% and 29.0%, respectively, in the three and six-month periods ended June 30, 2010 compared to 33.6% and 33.8%, respectively, in the comparable periods of 2009. Gross margins were positively affected in the three and six-month periods ended June 30, 2010 by changes in sales mix and increase in average selling prices as described above, as a larger number of high-end systems were sold. Gross margins in the three and six-month periods ended June 30, 2010 were negatively affected by inventory valuation charges of $0.4 million and $1.4 million, respectively, compared to $0.2 million and $0.3 million, respectively, in the same periods of 2009. Inventory charges for the six-month period ended June 30, 2010 included restructuring charges of $1.0 million in the first quarter of

2010 for discontinued products following the acquisition of SUSS Test. In addition, the gross margin in the three and six-month periods ended June 30, 2010 was negatively affected by purchase price allocation adjustments of $0.2 million and $0.8 million, respectively, to value finished goods and work-in-process inventory acquired with the SUSS Test acquisition at their estimated selling price less cost to sell. Accordingly, when such inventory was sold, it resulted in near zero gross margin. During the three and six-month periods ended June 30, 2010, $0.2 million and $0.8 million, respectively, of such inventory was sold, with a remaining balance $0.4 million as of June 30, 2010.

Probes and Sockets

The gross margin in Probes and Sockets decreased to 37.7% and 36.7%, respectively, in the three and six-month periods ended June 30, 2010 from 42.0% and 38.0%, respectively, in the same periods of 2009. The decreases in gross margin were primarily due to changes in sales mix and inventory valuation charges of $0.2 million and $0.8 million, respectively, compared to $0.1 million and $0.2 million, respectively, in the same periods of 2009. In addition, gross margins in the three and six-month periods ended June 30, 2010 were negatively affected by restructuring charges of $0.2 million related to our sockets business in Minnesota. The increases in sales positively affected gross margins during the 2010 periods as unallocated fixed overhead costs recorded as period expenses in cost of sales decreased.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Research and development expenses increased $1.2 million, or 67.3%, to $3.0 million in the three-month period ended June 30, 2010 compared to $1.8 million in the same period of 2009 and increased $2.7 million, or 70.7%, to $6.5 million in the six-month period ended June 30, 2010 compared to $3.8 million in the same period of 2009.

The overall increases in expense for both the three and six-month periods were primarily the result of the SUSS Test acquisition in January 2010. These increases consisted primarily of the following changes:

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Increase in wages and benefits due to headcount	$583,000	$1,189,000
Increase in restructuring cost from terminations and severance	31,000	127,000
Increase in travel, meals and entertainment	75,000	146,000
Increase in professional fees	175,000	406,000
Increase in project expenses	257,000	443,000
Increase in training and seminars	42,000	85,000
Increase in depreciation expense	36,000	82,000
Other, net	1,000	222,000

	$1,200,000	$2,700,000

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

SG&A expense increased $2.9 million, or 55.7%, to $8.1 million in the three-month period ended June 30, 2010 compared to $5.2 million in the same period of 2009 and increased $7.3 million, or 69.4%, to $17.9 million in the six-month period ended June 30, 2010 compared to $10.6 million in the same period of 2009.

The overall increases in expense for both the three and six-month periods were primarily the result of the SUSS Test acquisition in January 2010 and the increases in sales. These increases consisted primarily of the following changes:

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Increase in wages and benefits due to headcount	$1,219,000	$2,384,000
Increase in internal and external sales commissions	758,000	1,359,000
Increase in restructuring costs from terminations and severance	39,000	1,060,000
Increase in professional fees	212,000	1,021,000
Increase in incentive compensation	125,000	40,000
Increase in travel, meals and entertainment	349,000	589,000
Increase (decrease) in demo expenses	(182,000)	68,000
Increase in occupancy expenses	79,000	126,000
Increase in departmental supplies	66,000	116,000
Other, net	235,000	537,000

	$2,900,000	$7,300,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our prior acquisitions and our January 2010 acquisition of SUSS Test. Amortization expense increased to $0.2 million and $0.4 million, respectively, in the three and six-month periods ended June 30, 2010 compared to $0.1 million and $0.3 million in the comparable periods of 2009. Net purchased intangibles totaled $3.4 million at June 30, 2010.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income, net	$13	$103	$45	$201
Foreign currency gains (losses)	564	585	441	(17)
Losses on foreign currency forward contracts	(63)	(150)	(39)	(114)
Other	41	5	52	16

	$555	$543	$499	$86

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decreases in the 2010 periods compared to the 2009 periods were due to a combination of a decrease in the yields on investments and decreased cash and investment balances resulting from our purchase of SUSS Test in January 2010.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Our benefit from income taxes totaled $0.4 million, or 3.4% of loss before income taxes, in the first six months of 2010 and represented a benefit for the release of valuation allowance on deferred tax assets in Germany due to the acquisition of SUSS Test in the first quarter of 2010, partially offset by tax expense in the second quarter of 2010 due to an increase in expected taxable income in foreign tax jurisdictions.

The benefit for income taxes totaled $0.2 million, or 3.7%, of loss before income taxes, in the first six months of 2009 and represented the release of tax contingencies as a result of the Internal Revenue Service (“IRS”) completing its audit of our 2006 and 2007 federal tax returns in April 2009. We continued to record a valuation allowance against certain deferred tax assets as it is more likely than not that they will not benefit future periods.

Liquidity and Capital Resources

Net cash used in operating activities in the first six months of 2010 was $5.4 million and consisted of our net loss of $10.3 million, offset by net non-cash expenses of $3.1 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $5.4 million to $16.3 million at June 30, 2010, compared to $10.9 million at December 31, 2009. The increase in accounts receivable was primarily due to our acquisition of SUSS Test and increased sales in the second quarter of 2010 compared to the fourth quarter of 2009.

Inventories increased by $4.7 million to $21.3 million at June 30, 2010, compared to $16.6 million at December 31, 2009. The increase in inventory was primarily due to increased purchases to support our increased sales, partially offset by $2.2 million of inventory valuation charges as discussed above. If our actual results are significantly different than our current expectations for the remainder of 2010, we may incur additional inventory charges in future periods.

Accounts payable increased by $2.6 million to $6.4 million at June 30, 2010, compared to $3.8 million at December 31, 2009 primarily due to increased inventory purchases to support our increased sales.

Accrued liabilities increased by $3.6 million to $5.7 million at June 30, 2010, compared to $2.1 million at December 31, 2009 primarily due accrued restructuring costs of $0.9 million, an increase in accrued commissions and warranties of $0.8 million and $0.4 million, respectively, due to increased sales, and an increase in accrued compensation and benefits of $0.9 million due to headcount and the timing of payroll.

Fixed asset purchases of $1.0 million in the first six months of 2010 were primarily for information technology and production equipment and office related equipment. We anticipate fixed asset additions for all of 2010 of approximately $2.4 million, primarily for production related equipment, research and development tools and information technology.

In January 2010, we utilized $7.1 million of cash and cash equivalents, net of cash acquired, for the purchase of SUSS Test. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $19.7 million at June 30, 2010.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities.

Recent Accounting Guidance

See Note 13 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of June 30, 2010 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2010	2011 and 2012	2013 and 2014	2015 and beyond
Operating Leases	$15,214	$1,782	$6,777	$5,003	$1,652
Capital Leases	35	7	25	3	—
Purchase Order Commitments	9,935	8,587	1,348	—	—
Forward contracts	566	566	—	—	—

	$25,750	$10,942	$8,150	$5,006	$1,652

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

We acquired SUSS Test in January 2010 and have been working through the integration of the business and review of controls over financial transactions. We have excluded controls at SUSS Test from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010.

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

As of June 30, 2010, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $27.1 million, net of cash acquired, for our acquisitions of the eVue product line, Gryphics, Inc., certain assets of Synatron GmbH and SUSS Test.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Executive Employment Agreement between Cascade Microtech, Inc. and Michael D. Burger (incorporated by reference to Current Report on Form 8-K filed on June 21, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2010	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)