Form 10-Q
period 2010-09-30
CASCADE MICROTECH INC
filed 2010-11-03
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock outstanding as of November 3, 2010 was 14,445,211.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$11,363	$19,471
Short-term marketable securities	8,174	13,383
Accounts receivable, net of allowances of $432 and $974	18,315	10,877
Inventories	21,282	16,624
Prepaid expenses and other	1,172	763
Taxes receivable	2,545	2,589
Deferred income taxes	529	13
Assets available for sale	146	—

Total Current Assets	63,526	63,720

Long-term marketable securities	—	750
Fixed assets, net of accumulated depreciation of $20,528 and $17,775	10,565	12,010
Goodwill	1,011	—
Purchased intangible assets, net of accumulated amortization of $2,153 and $1,733	3,346	1,858
Deferred income taxes	—	220
Other assets, net of accumulated amortization of $3,140 and $3,094	2,885	2,386

Total Assets	$81,333	$80,944

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$13	$11
Accounts payable	5,341	3,765
Deferred revenue	2,491	1,071
Accrued liabilities	5,119	2,087

Total Current Liabilities	12,964	6,934

Capital leases, net of current portion	21	29
Deferred revenue	13	56
Deferred income taxes	708	—
Other long-term liabilities	2,775	2,540

Total Liabilities	16,481	9,559

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,380 and 13,459	144	135
Additional paid-in capital	90,265	85,584
Accumulated other comprehensive income (loss)	(588)	29
Accumulated deficit	(24,969)	(14,363)

Total Shareholders’ Equity	64,852	71,385

Total Liabilities and Shareholders’ Equity	$81,333	$80,944

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$25,273	$13,971	$68,671	$38,056
Cost of sales	14,850	8,478	44,543	23,927

Gross profit	10,423	5,493	24,128	14,129

Operating expenses:
Research and development	3,038	2,095	9,545	5,906
Selling, general and administrative	7,075	4,971	25,004	15,552
Amortization of purchased intangibles	200	144	580	435

	10,313	7,210	35,129	21,893

Income (loss) from operations	110	(1,717)	(11,001)	(7,764)

Other income (expense):
Interest income, net	9	68	54	269
Other, net	(431)	226	23	111

	(422)	294	77	380

Loss before income taxes	(312)	(1,423)	(10,924)	(7,384)
Income tax expense (benefit)	41	(4)	(318)	(224)

Net loss	$(353)	$(1,419)	$(10,606)	$(7,160)

Basic and diluted net loss per share	$(0.02)	$(0.11)	$(0.75)	$(0.54)

Shares used in basic and diluted per share calculations	14,361	13,325	14,232	13,291

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,606)	$(7,160)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	3,712	3,306
Stock-based compensation, net	1,321	1,409
Loss on disposal of long-lived assets	42	7
Loss on write-down and disposal of assets held for sale	118	40
Loss on write-down of contingent consideration held in escrow	31	—
Deferred income taxes	(537)	(40)
(Increase) decrease, net of the effect of acquisition, in:
Accounts receivable, net	(5,253)	2,831
Inventories, net	3,472	1,491
Income taxes receivable	578	—
Prepaid expenses and other	(566)	1,486
Increase (decrease), net of effect of acquisition, in:
Accounts payable	592	(413)
Deferred revenue	221	(433)
Accrued and other long-term liabilities	957	(1,111)

Net cash provided by (used in) operating activities	(5,918)	1,413

Cash flows from investing activities:
Purchase of marketable securities	(1,797)	(12,648)
Proceeds from sale of marketable securities	7,733	29,794
Purchase of fixed assets	(1,176)	(1,765)
Investment in other long-lived assets	—	(255)
Cash paid for acquisition, net of cash acquired	(7,052)	—
Proceeds from disposal of fixed assets	—	16
Proceeds from sale of assets held for sale	—	360

Net cash provided by (used in) investing activities	(2,292)	15,502

Cash flows from financing activities:
Principal payments on capital lease obligations	(6)	(17)
Excess tax benefits related to stock option exercises	—	111
Withholding taxes paid on net settlement of vested restricted stock units	(119)	(50)
Proceeds from issuances of common stock	311	321

Net cash provided by financing activities	186	365

Effect of exchange rate changes on cash	(84)	—

Increase (decrease) in cash and cash equivalents	(8,108)	17,280

Cash and cash equivalents:
Beginning of period	19,471	3,750

End of period	$11,363	$21,030

Supplemental disclosure of cash flow information:
Cash paid (refunds received) for income taxes, net	$73	$(1,613)

Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisition	$3,177	$—
Fair value of assets acquired from acquisition	21,029	—
Liabilities assumed from acquisition	5,406	—
Increase in asset retirement obligation	—	25

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges of $0.1 million and $1.7 million, respectively, in the three and nine-month periods ended September 30, 2010 and $0.1 million and $0.5 million, respectively, in the comparable periods of 2009. As described in Note 12, inventory charges for the nine-month period ended September 30, 2010 included restructuring costs of $1.1 million for discontinued products.

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$12,579	$9,780
Work-in-process	3,140	1,179
Finished goods	5,563	5,665

	$21,282	$16,624

Note 3. Net Loss Per Share

Since we were in a loss position for the three and nine-month periods ended September 30, 2010 and 2009, there was no difference between the number of shares used to calculate basic and diluted net loss per share for those periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,615 for the three and nine-month periods ended September 30, 2010, and 1,530 for the three and nine-month periods ended September 30, 2009.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(353)	$(1,419)	$(10,606)	$(7,160)
Unrealized holding losses	(7)	(15)	(23)	(34)
Change in cumulative translation adjustment	1,411	—	(594)	—

Comprehensive income (loss)	$1,051	$(1,434)	$(11,223)	$(7,194)

Note 5. Product Warranty

We estimate a liability for costs to repair or replace products under warranty for a period of approximately twelve to 24 months when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of revenue. The percentage is based on historical actual product repair costs. The liability for product warranties is included in accrued liabilities in the accompanying condensed consolidated balance sheet. Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Warranty accrual, beginning of period	$277	$313
Reductions for warranty charges	(594)	(332)
Additions to warranty reserve	1,069	307

Warranty accrual, end of period	$752	$288

Additions to the warranty reserve for the first nine months of 2010 included accrued warranty costs of $0.5 million assumed with the acquisition of SUSS MicroTec Test Systems GmbH as discussed below.

Note 6. SUSS MicroTec Test Systems GmbH Acquisition

On January 27, 2010, we entered into a Sale and Purchase Agreement (the “Agreement”) with SUSS MicroTec AG (the “Seller”). Pursuant to the terms of the Agreement, we acquired all of the outstanding capital stock of SUSS MicroTec Test Systems GmbH (“SUSS Test”), a wholly-owned subsidiary of Seller, along with certain related assets for a purchase price $15.6 million, including cash in the amount of $12.6 million, 747,530 shares of our common stock valued at $3.2 million and a long-term liability of $0.2 million less an amount receivable of $0.4 million related to contingent consideration held in escrow (the “Acquisition”). The Acquisition of SUSS Test, a long-time competitor in the market for engineering probe stations, provides us with an expanded portfolio of products, as well as the engineering and technical resources to help address complex emerging technologies. A portion of the purchase price, totaling 2.5 million euro (approximately $3.5 million), will be held in escrow for up to 24 months and is subject to claims against the Seller under circumstances specified in the Agreement.

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

Acquisition costs incurred of $0.8 million were primarily incurred in the first quarter of 2010 and are included in our condensed consolidated statement of operations as a component of selling, general and administrative expenses for the nine months ended September 30, 2010. The fair value of the amount receivable from the payment in escrow was approximately $0.1 million as of September 30, 2010, and was included in other assets, net on our balance sheet. Due to restructuring and continued integration of the combined businesses and product lines since the date of acquisition, it is impractical to determine the revenue and earnings contributed by SUSS Test. Pro forma results of operations are not required as the Acquisition was not significant.

Note 7. Goodwill and Purchased Intangibles Assets

Goodwill

The change in goodwill was as follows (in thousands):

Nine Months Ended September 30,	2010	2009
Balance, beginning of period	$—	$—
Acquisition of SUSS Test	1,058	—
Effect of exchange rate changes	(47)	—

Balance, end of period	$1,011	$—

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	September 30, 2010	December 31, 2009
Customer relationships	$3,229	$2,465
Other	2,270	1,126

	5,499	3,591
Accumulated amortization	(2,153)	(1,733)

Total purchased intangible assets, net	$3,346	$1,858

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued compensation and benefits	$1,552	$978
Accrued warranty	752	277
Accrued commissions	678	233
Accrued restructuring costs	581	—
Other	1,556	599

	$5,119	$2,087

Note 9. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$52	$75	$162	$234
Research and development	94	76	205	207
Selling, general and administrative	295	326	954	968

	$441	$477	$1,321	$1,409

Stock Incentive Plans

Stock option activity for the first nine months of 2010 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2009	897,189	$7.10
Granted	276,490	4.17
Exercised	(31,962)	3.11
Forfeited	(345,339)	5.71

Outstanding at September 30, 2010	796,378	6.85

Restricted stock unit (“RSU”) activity for the first nine months of 2010 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2009	478,441	$7.32
Granted	484,571	4.36
Vested	(122,460)	4.28
Forfeited	(75,841)	6.60

Outstanding at September 30, 2010	764,711	6.00

As of September 30, 2010, total unrecognized stock-based compensation related to outstanding, but unvested options and RSUs was $3.6 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Included in the above tables were the following grants made in July 2010 in connection with the commencement of employment of our new President and Chief Executive Officer, Mr. Michael D. Burger:

•	70,000 RSUs with a fair value of $283,500. 50,000 of those RSUs vest annually at 25% over four years. The remaining 20,000 RSUs vest at 50% after the first 2 years and 25% per year thereafter; and

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

Also included in the above tables are 60,000 RSUs with a fair value of $297,000 granted in May 2010 in connection with the hiring of our Chief Financial Officer, Mr. Jeff Killian. These RSUs vest annually at 25% per year over four years.

In addition, a total of 109,077 RSUs, which vest over two years, were awarded to our executive officers in the first and third quarters of 2010 pursuant to our Executive Compensation Plan.

2010 Stock Incentive Plan

In May 2010 our shareholders approved the 2010 Stock Incentive Plan (the “2010 Plan). The 2010 Plan makes approximately 1.3 million shares of authorized but unissued common stock available for grants of incentive stock options, nonqualified stock options and restricted stock units.

Employee Stock Purchase Plan

In January 2010, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 600,000 to 700,000. Employees purchased 50,859 shares in the first nine months of 2010 for $0.2 million under the ESPP.

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

Three Months Ended September 30, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$18,025	$7,248	$—	$25,273
Gross profit	$7,273	$3,150	$—	$10,423
Gross margin	40.4%	43.5%	—	41.2%
Income (loss) from operations	$3,163	$(359)	$(2,694)	$110

Three Months Ended September 30, 2009
Revenue	$7,221	$6,750	$—	$13,971
Gross profit	$2,109	$3,384	$—	$5,493
Gross margin	29.2%	50.1%	—	39.3%
Income (loss) from operations	$(464)	$816	$(2,069)	$(1,717)

Nine Months Ended September 30, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$46,835	$21,836	$—	$68,671
Gross profit	$15,622	$8,506	$—	$24,128
Gross margin	33.4%	39.0%	—	35.1%
Income (loss) from operations	$2,417	$(2,806)	$(10,612)	$(11,001)

Nine Months Ended September 30, 2009
Revenue	$19,538	$18,518	$—	$38,056
Gross profit	$6,275	$7,854	$—	$14,129
Gross margin	32.1%	42.4%	—	37.1%
Income (loss) from operations	$(1,029)	$433	$(7,168)	$(7,764)

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

We had one customer that represented approximately 11% of our total revenue in the three-month period ended September 30, 2010. No customer accounted for 10% or greater of our total revenue in the nine-month period ended September 30, 2010, or the three or nine-month periods ended September 30, 2009.

Note 11. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets (in thousands):

	September 30, 2010		December 31, 2009
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – municipal obligations	$3,108	Level 2	$7,610	Level 2
Marketable securities – corporate obligations	$1,253	Level 2	$4,465	Level 2
Marketable securities – U.S. agencies	$3,813	Level 2	$2,058	Level 2
Forward sale contracts for Japanese yen	$239	Level 2	$1,625	Level 2
Forward purchase contract for euro	$—	Level 2	$5,762	Level 2

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

Equipment classified as held for sale at September 30, 2010 of $146,000 is measured at fair value on a non-recurring basis using the estimated selling prices of similar equipment, net of estimated costs to sell. See also Note 12.

Note 12. Restructuring

Subsequent to the acquisition of SUSS Test in January 2010, we began to restructure and integrate the combined businesses, which resulted in severance charges and inventory write-offs. In the second quarter of 2010, we restructured our sockets business in Minnesota, which resulted in severance charges, inventory write-offs and shorter useful lives of certain equipment.

Restructuring costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Termination and severance related	$—	$—	$1,185	$—
Inventory charges on discontinued products	—	—	1,076	—
Equipment write-downs	—	—	224	—

	$—	$—	$2,485	$—

Restructuring costs were included in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$—	$—	$1,297	$—
Research and development	—	—	127	—
Selling, general and administrative	—	—	1,061	—

	$—	$—	$2,485	$—

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Nine Months Ended September 30, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$—	$1,185	$(805)	$201	$581
Inventory related to discontinued products	—	1,076	—	(1,076)	—
Equipment write-downs	—	224	—	(224)	—

	$—	$2,485	$(805)	$(1,099)	$581

We expect accrued termination and severance related costs to be paid by the end of 2010.

Note 13. Recent Accounting Guidance

Accounting Guidance Recently Adopted

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009 and are included in Note 11 above to the extent applicable. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of this guidance did not have an effect on our financial position, results of operations or cash flows.

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

Note 14. Subsequent Event

On October 22, 2010, in connection with our ongoing integration of the operations of SUSS Test, we announced plans to restructure and consolidate our sales organization and manufacturing operations. Manufacturing operations for our Systems business will be consolidated at our Dresden, Germany facility over the next 12 months, and manufacturing operations for our Probes business will be consolidated at our manufacturing facility in Beaverton, Oregon over the next 6 months. Our sales offices in Vermont and Arizona will be closed in the fourth quarter of 2010. These plans will result in the termination of approximately 21 employees and severance charges of approximately $0.6 million to $0.8 million to be paid over the next 12 months. Severance charges of approximately $0.4 million will be recorded as a component of cost of sales or selling, general and administrative expense in the fourth quarter of 2010. These plans could also result in charges related to lease abandonment, write-offs of inventory, and decreased useful lives of fixed assets. The amounts of any such charges, however, are not currently estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including the section captioned “Outlook” below, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2010. These risk factors have not significantly changed since they were filed with our Form 10-K and included the following:

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

•

We have long-lived assets, including fixed assets and intangible assets, recorded on our balance sheet. In the future, the fair value of certain long-lived assets may be reduced below their carrying value. If there has been an impairment of long-lived assets, we would be required to record non-cash asset impairment charges in future periods, which would adversely impact our results from operations.

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

Our engineering probes are sold to serve as components of our engineering probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. Cell phones often contain devices that are tested using our production probes. Our test sockets are designed and sold for both production and engineering test applications, typically for high speed digital and radio frequency testing.

The acquisition of SUSS Test, a long-time competitor in the market for engineering probe stations, provides us with an expanded portfolio of products as well as the engineering and technical resources to help to address complex emerging technologies.

Overview

Revenue in the third quarter of 2010 increased $11.3 million, or 80.9%, to $25.3 million compared to the third quarter of 2009 and increased $1.8 million, or 7.8%, compared to the second quarter of 2010 as the global economic environment, and the semiconductor and semiconductor equipment markets in particular, continued to show improvement.

Our revenues and market share in the Systems business have benefited from the acquisition of SUSS Test in January 2010. However, acquisition and restructuring-related charges in the first and second quarters of 2010 negatively affected our financial results in 2010 compared to 2009. Since the SUSS Test acquisition, we have been working to restructure and integrate the combined businesses and product lines. These restructuring and integration activities are ongoing and are expected to continue. We believe the best people, resources, products and features to meet the needs of our customers have been retained. As a result of our increase in revenue and decreases in acquisition, restructuring and other costs, net losses in the third quarter of 2010 decreased $1.0 million, or 75.1%, to $0.4 million compared to the third quarter of 2009 and decreased $2.5 million, or 87.6%, compared to the second quarter of 2010.

On July 6, 2010, Michael Burger began as our new President and Chief Executive Officer.

Outlook

Based on our current backlog and projected bookings, we anticipate revenues will be in the range of $24 million to $27 million for the fourth quarter of 2010. We believe that the acquisition of SUSS Test combined with an ongoing recovery in the market for semiconductors and semiconductor equipment will result in increased revenue for 2010 compared to 2009.

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

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.8	60.7	64.9	62.9

Gross profit	41.2	39.3	35.1	37.1
Operating expenses:
Research and development	12.0	15.0	13.9	15.5
Selling, general and administrative	28.0	35.6	36.4	40.9
Amortization of purchased intangibles	0.8	1.0	0.8	1.1

Total operating expenses	40.8	51.6	51.2	57.5

Income (loss) from operations	0.4	(12.3)	(16.0)	(20.4)
Other income (expense), net	(1.7)	2.1	0.1	1.0

Loss before income taxes	(1.2)	(10.2)	(15.9)	(19.4)
Income tax expense (benefit)	0.2	(0.0)	(0.5)	(0.6)

Net loss	(1.4)%	(10.2)%	(15.4)%	(18.8)%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$18,025	$7,248	$—	$25,273
Gross profit	$7,273	$3,150	$—	$10,423
Gross margin	40.4%	43.5%	—	41.2%
Income (loss) from operations	$3,163	$(359)	$(2,694)	$110

Three Months Ended September 30, 2009
Revenue	$7,221	$6,750	$—	$13,971
Gross profit	$2,109	$3,384	$—	$5,493
Gross margin	29.2%	50.1%	—	39.3%
Income (loss) from operations	$(464)	$816	$(2,069)	$(1,717)

Nine Months Ended September 30, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$46,835	$21,836	$—	$68,671
Gross profit	$15,622	$8,506	$—	$24,128
Gross margin	33.4%	39.0%	—	35.1%
Income (loss) from operations	$2,417	$(2,806)	$(10,612)	$(11,001)

Nine Months Ended September 30, 2009
Revenue	$19,538	$18,518	$—	$38,056
Gross profit	$6,275	$7,854	$—	$14,129
Gross margin	32.1%	42.4%	—	37.1%
Income (loss) from operations	$(1,029)	$433	$(7,168)	$(7,764)

Revenue

Revenue increased $11.3 million, or 80.9%, to $25.3 million in the three-month period ended September 30, 2010 compared to $14.0 million in the same period of 2009 and increased $30.6 million, or 80.4%, to $68.7 million in the nine-month period ended September 30, 2010 compared to $38.1 million in the same period of 2009.

Systems

Systems revenue increased $10.8 million, or 149.6%, to $18.0 million in the three-month period ended September 30, 2010 compared to $7.2 million in the same period of 2009 and increased $27.3 million, or 139.7%, to $46.8 million in the nine-month period ended September 30, 2010 compared to $19.5 million in the same period of 2009.

Certain financial information which contributed to the Systems revenue results was as follows:

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Percentage increase in unit sales	131.4%	117.6%
Percentage increase in average sales price	11.8%	23.1%

We realized increased unit sales in the first three quarters of 2010 compared to the first three quarters of 2009 due to the acquisition of SUSS Test in January 2010 and overall improvement in semiconductor and semiconductor equipment markets.

Average sales prices in the first three quarters of 2010 compared to the first three quarters of 2009 were positively affected by sales mix, as a larger number of high-end systems were sold. Average sales price includes the sales price of any engineering probes, probe cards and accessories purchased with an engineering probe station.

Probes and Sockets

Probes and Sockets revenue increased $0.5 million, or 7.4%, to $7.2 million in the three-month period ended September 30, 2010 compared to $6.7 million in the same period of 2009 and increased $3.3 million, or 17.9%, to $21.8 million in the nine-month period ended September 30, 2010 compared to $18.5 million in the same period of 2009. These increases were primarily the result of increased unit sales driven by the overall improvement in semiconductor design and production markets.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test and installation labor and overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales increased $6.4 million, or 75.2%, to $14.9 million in the three-month period ended September 30, 2010 compared to $8.5 million in the same period of 2009 and increased $20.6 million, or 86.2%, to $44.5 million in the nine-month period ended September 30, 2010 compared to $23.9 million in the same period of 2009. These increases were the result of increased sales as discussed above and changes in gross margin as discussed below.

Systems

Systems gross margins were 40.4% and 33.4%, respectively, in the three and nine-month periods ended September 30, 2010 compared to 29.2% and 32.1%, respectively, in the same periods of 2009. Systems gross margins were positively affected in the 2010 periods by changes in sales mix and an increase in average selling prices as described above, as a larger number of high-end systems were sold. Gross margins in the nine-month period ended September 30, 2010 periods were negatively affected by inventory valuation charges of $1.1 million compared to $0.3 million in the same period of 2009. Inventory charges for the nine-month period ended September 30, 2010 included restructuring charges of $1.0 million in the first quarter of 2010 for discontinued products following the acquisition of SUSS Test. In addition, the Systems gross margin in the 2010 periods was negatively affected by purchase price allocation adjustments to value finished goods and work-in-process inventory acquired with the SUSS Test acquisition at their estimated selling price less cost to sell. Accordingly, when such inventory was sold, it resulted in near zero gross margins. During the three and nine-month periods ended September 30, 2010, $0.1 million and $0.9 million, respectively, of such inventory was sold, with a remaining balance of $0.3 million as of September 30, 2010.

Probes and Sockets

The Probes and Sockets gross margin decreased to 43.5% and 39.0%, respectively, in the three and nine-month periods ended September 30, 2010 from 50.1% and 42.4%, respectively, in the same periods of 2009. Gross margins in three-month period ended September 30, 2010 were negatively affected by sales mix as a fewer number of production related probes were sold. Gross margins in nine-month period ended September 30, 2010 were negatively affected by inventory valuation charges of $0.6 million, compared to $0.2 million in the same period of 2009, and restructuring charges of $0.2 million in the second quarter of 2010 related to our sockets business in Minnesota. The increases in sales positively affected gross margins during the 2010 periods as unallocated fixed overhead costs recorded as period expenses in cost of sales decreased as compared to the 2009 periods.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Research and development expenses increased $0.9 million, or 45.0%, to $3.0 million in the three-month period ended September 30, 2010 compared to $2.1 million in the same period of 2009 and increased $3.6 million, or 61.6%, to $9.5 million in the nine-month period ended September 30, 2010 compared to $5.9 million in the same period of 2009.

The overall increases in expense for both the three and nine-month periods were primarily the result of the SUSS Test acquisition in January 2010. These increases consisted of the following:

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Increase in wages and benefits due to headcount	$537,000	$1,751,000
Increase in professional fees	131,000	571,000
Increase in project expenses	129,000	493,000
Increase in travel, meals and entertainment	37,000	182,000
Increase in training and seminars	9,000	94,000
Increase in restructuring cost from terminations and severance	—	99,000
Increase in depreciation expense	29,000	99,000
Other, net	28,000	311,000

	$900,000	$3,600,000

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

SG&A expense increased $2.1 million, or 42.3%, to $7.1 million in the three-month period ended September 30, 2010 compared to $5.0 million in the same period of 2009 and increased $9.4 million, or 60.8%, to $25.0 million in the nine-month period ended September 30, 2010 compared to $15.6 million in the same period of 2009.

The overall increases in expense for both the three and nine-month periods were primarily the result of the SUSS Test acquisition in January 2010 and the increases in sales. These increases consisted of the following:

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Increase in wages and benefits due to headcount	$1,238,000	$3,712,000
Increase in internal and external sales commissions	190,000	1,529,000
Increase in travel, meals and entertainment	219,000	808,000
Increase in restructuring costs from terminations and severance	—	1,105,000
Increase in professional fees	66,000	1,026,000
Increase in event fees	32,000	117,000
Increase in occupancy expenses	79,000	206,000
Increase in departmental supplies	44,000	160,000
Increase in equipment repairs and maintenance	38,000	117,000
Other, net	194,000	620,000

	$2,100,000	$9,400,000

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our prior acquisitions and our January 2010 acquisition of SUSS Test. Amortization expense increased to $0.2 million and $0.6 million, respectively, in the three and nine-month periods ended September 30, 2010 compared to $0.1 million and $0.4 million, respectively, in the comparable periods of 2009. Net purchased intangibles totaled $3.3 million at September 30, 2010.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income, net	$9	$68	$54	$269
Foreign currency gains (losses)	(400)	270	41	253
Losses on foreign currency forward contracts	(24)	(53)	(63)	(167)
Other	(7)	9	45	25

	$(422)	$294	$77	$380

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

Income Taxes

Our benefit from income taxes totaled $0.3 million, or 2.9% of loss before income taxes, in the first nine months of 2010 and represented a benefit for the release of valuation allowance on deferred tax assets in Germany due to the acquisition of SUSS Test in the first quarter of 2010, offset by tax expense due to expected taxable income in foreign tax jurisdictions for 2010.

Our benefit from income taxes totaled $0.2 million, or 3.0%, of loss before income taxes, in the first nine months of 2009 and represented the release of tax contingencies as a result of the Internal Revenue Service (“IRS”) completing its audit of our 2006 and 2007 federal tax returns in April 2009. We continued to record a valuation allowance against certain deferred tax assets generated from our net loss in the first nine months of 2009. The income tax benefit in the first nine months of 2009 differs from the statutory rate due to losses not benefited in certain tax jurisdictions.

Liquidity and Capital Resources

Net cash used in operating activities in the first nine months of 2010 was $5.9 million and consisted of our net loss of $10.6 million, offset by net non-cash expenses of $4.7 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $7.4 million to $18.3 million at September 30, 2010, compared to $10.9 million at December 31, 2009. The increase in accounts receivable was primarily due to our increased sales in the third quarter of 2010 compared to the fourth quarter of 2009.

Inventories increased by $4.7 million to $21.3 million at September 30, 2010, compared to $16.6 million at December 31, 2009. The increase in inventory was primarily due to increased purchases to support our increased sales, partially offset by $1.7 million of inventory valuation charges as discussed above, and $0.9 million in inventory scrap charges. If our actual results are significantly different than our current expectations for the remainder of 2010, we may incur additional inventory charges in future periods.

Accounts payable increased by $1.5 million to $5.3 million at September 30, 2010, compared to $3.8 million at December 31, 2009 primarily due to increased inventory purchases to support our increased sales.

Accrued liabilities increased by $3.0 million to $5.1 million at September 30, 2010, compared to $2.1 million at December 31, 2009 primarily due to accrued restructuring costs of $0.6 million, a $0.5 million increase in each of accrued commissions and warranties due to increased sales, a $0.4 million increase in accrued compensation and benefits due to headcount and the timing of payroll, and a $0.4 million increase in accrued property and income taxes due to the timing of payments.

Fixed asset purchases of $1.2 million in the first nine months of 2010 were primarily for information technology, production equipment and office related equipment. We anticipate fixed asset additions for 2010 to be approximately $1.7 million, primarily for production related equipment, research and development tools and information technology.

In January 2010, we utilized $7.1 million of cash and cash equivalents, net of cash acquired, for the purchase of SUSS Test. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and short-term marketable securities, which totaled $19.5 million at September 30, 2010.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities.

Recent Accounting Guidance

See Note 13 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of September 30, 2010 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2010	2011 and 2012	2013 and 2014	2015 and beyond
Operating Leases	$14,402	$924	$6,854	$4,984	$1,640
Capital Leases	34	4	28	2	—
Purchase Order Commitments	6,774	2,742	4,032	—	—
Forward contracts	239	239	—	—	—

	$21,449	$3,909	$10,914	$4,986	$1,640

Purchase order commitments primarily represent open orders for inventory.

Seasonality

Typically, our first quarter revenues are lower than our revenues from the preceding fourth quarter. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter. However, our seasonality can be affected by general economic trends and it should not be expected that historical revenue patterns will continue.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that had, or is likely to have, a materially affect on our internal control over financial reporting.

We acquired SUSS Test in January 2010 and have been working through the integration of the business and review of controls over financial transactions. We have excluded controls at SUSS Test from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010.

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

As of September 30, 2010, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $27.1 million, net of cash acquired, for our acquisitions of the eVue product line, Gryphics, Inc., certain assets of Synatron GmbH and SUSS Test.

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

Date: November 3, 2010	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)