Form 10-K
period 2010-12-31
CASCADE MICROTECH INC
filed 2011-03-02
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $47,103,161, computed by reference to the last sales price ($4.47) as reported by the NASDAQ National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010).

The number of shares outstanding of the registrant’s common stock as of March 1, 2011 was 14,545,183 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Company Profile

We design, develop, manufacture and market advanced wafer probing and test socket solutions for the electrical measurement and testing of high performance chips. We design, manufacture and assemble our products in Oregon, Minnesota and Dresden, Germany, with global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

Probe stations provide precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our probe stations are highly configurable and are typically sold with various accessories, including our analytical probes, as well as accessories from third parties. In addition, we design and build custom probe stations to address the specific requirements of our customers and generate revenue through the sales of service contracts.

Our analytical probes are sold to serve as components of our probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for high-volume production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing. Our test sockets are designed and sold for both production and engineering test applications, typically for high speed digital and radio frequency testing.

In January 2010, we acquired SUSS MicroTec Test Systems GmbH (“SUSS Test”), a wholly owned subsidiary of SUSS MicroTec AG, based near Dresden, Germany. The acquisition of SUSS Test, a long-time competitor in the market for probe stations, provides us with an expanded portfolio of products, as well as the engineering and technical resources to help address complex emerging markets, such as high brightness LED and Cryogenic test.

Industry Background

The convergence of mobile, computer and consumer devices is accelerating, which provides new opportunities for testing complex devices. According to IC Insights, the overall semiconductor market grew almost 32% in 2010 and is projected to grow another 10% in 2011. Over the next decade, we see three major trends occurring in the market: the continued drive to smaller geometries, the drive for more compactness using 3D/TSV (Through Silicon Vias) technology and the diversification into integrating the physical interfaces into the semiconductor device package. We are well positioned to take advantage of all these trends.

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

We sell our solutions to most segments of the semiconductor industry, including manufacturers of wireless, communications, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our probe stations and analytical probes to research and development laboratories of semiconductor manufacturers as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 60% typically generated from customers outside of North America, primarily in Japan, Taiwan and other Asian countries and, to a lesser extent, Europe.

Sales of our probe stations and our overall operating results depend, in significant part, on the level of capital expenditures related to semiconductor research and development, which in turn depends upon current and anticipated market demand for chips. While our financial results are impacted by cycles within the semiconductor industry, we believe our business cycles are typically less pronounced than those of other semiconductor equipment companies. We believe this is due to our greater reliance on our customers’ research and development capital spending and usage of test consumables rather than on our customers’ spending purely to increase production capacity.

Products

We design, manufacture and sell multiple product lines, including probe stations, analytical probes, production probe cards, test sockets and various services. An engineering probe station is used in conjunction with our analytical probes to test chips in wafer form, together forming a probing system. Analytical probes, production probe cards and test sockets electrically connect test equipment to the chips under test and are sold as consumable test tooling, which are mounted into production or engineering probe stations.

Engineering probing systems are required in the development of new generations of chip processes and designs, and we expect that the demand for systems will continue to grow with the increasing complexity of new chip processes and designs. The process development complexities and costs have continually increased as each generation of semiconductor process has required the integration of more layers of smaller chip elements incorporating a longer list of new materials. Probing systems are a basic tool for characterizing and verifying the electrical performance, reliability and repeatability of the new chip elements.

We believe that we have significant market share by revenue in probing tools worldwide. We typically offer the widest product options and the highest electrical measurement performance for most engineering test requirements.

Probe Stations. We offer probe stations for 300mm, 200mm and 150mm or smaller wafer sizes. Probe stations are highly configurable depending upon the size and type of wafer, the particular characteristics of the chip that the customer is testing, the required measurements, the temperatures at which the chip is tested and the test equipment that the customer is using. Our probe stations are available in either manual or semiautomatic versions. We also offer many probe station accessories, including thermal control systems, microscopes, lasers, cameras, special cables and connectors and other items.

We are continually enhancing our products to meet customer and industry requirements. Two examples are the EDGE module and VueTrack™ technology. The EDGE module, released for sale in March of 2010, is a field-upgradable retrofit to most Cascade Microtech probe stations, and includes software tools for 1/f noise modeling and statistical analysis, which support noise measurement up to 10 MHz. In addition, with the new EDGE hardware, we now offer a lower-cost, fully-integrated EDGE measurement system for frequency ranges up to 40 MHz, which includes site preparation, validation and equipment installation. Both solutions utilize new software with features such as advanced graphical viewer, statistical analysis and automatic report creation. With carefully engineered ultra-low background noise, EDGE 1/f noise measurement solutions offer low-level noise measurement over the widest commercially available frequency range (1 Hz to 40 MHz) for flicker noise measurement as well as standard DC parametric testing.

In August 2010, we released VueTrack technology for unattended, over-temperature test, which enables automatic probe-to-pad alignment by using a downward-looking microscope for measuring the probe tips and the wafer locations with the chuck in the same position in which the electrical measurement will be made. By enabling unattended testing over multiple temperatures ranging from -50 to 300°C, VueTrack can eliminate the need for operator intervention and provide increased data throughput and high electrical test accuracy.

The acquisition of SUSS Test expands our products for testing chips used in communications and computing, and expands our coverage of other chip testing, such as chips for high-brightness light-emitting diodes, or LEDs, micro-electromechanical systems, or MEMS, cryogenic temperatures and other chip types.

Analytical Probes. We offer over 50 different analytical probe models for engineering and production testing. Our Infinity series probes are designed with unique probe tips derived from our proprietary lithographic manufacturing technology, enabling superior electrical contacts on aluminum and copper pads. While our analytical probes are used primarily for engineering test, several of our analytical probes are also used in production testing of some high-frequency devices. We continue to add new models of analytical probes that address measurements with higher complexities and at higher frequencies up to 500 GHz. Our acquisition of SUSS Test expands our offerings of analytical probes to include radio frequency (“RF”) probes for higher and lower temperatures and for higher power.

In 2010, we announced a new repair program aimed at servicing our large installed base, as well as a more direct sales model to engage with customers at a more intimate level.

Production Probe Cards. A production probe card temporarily connects one or more chips on a wafer under test to a high-volume production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing. Depending upon the test environment, production probe cards may last for several hundred thousand to roughly >1 million contact cycles. Production card sales are driven by production unit volumes and the various stages of the integrated circuits (“ICs”) being tested.

Our Pyramid Probe® card product line offers high electrical speed performance and is commonly used in wireless chip applications. Factors driving wireless and RF chip probing include the growth of wireless system applications, the trend to more thoroughly test these chips at the wafer level before assembling them into more expensive modules, and the trend to test more chips in parallel with one probe card, thus more efficiently employing the tester and autoprober equipment around the probe card.

Utilizing photo-lithographically defined tip technology, we offer the Pyramid-MW, a dedicated 81 GHz probe card delivering repeatable, reliable measurements for high-yield known good die (KGD). In September 2010, we introduced S-Technology™ for Pyramid Probe cards. S-Technology Pyramid Probe cards improve contact consistency at wafer probe, enabling at-speed multisite known-good-die testing and reducing the overall cost-of-ownership. By standardizing force distribution, the cards minimize site-to-site test variation and increase overall test yield. The 20-g per tip keeps contact resistance to a minimum for up to 2,000 probe tips. S-Technology can be used with all types of solder technologies, including Sn-capped Cu pillars with up to 400-µm pitch.

Test Sockets. A test socket temporarily connects a packaged chip to a tester much like a probe card connects one or more chips on a wafer to a tester. Like probe cards, test sockets are production test consumables and have a finite lifetime. Test sockets are usually customized for each chip type tested. Our test socket product line is also used for high-speed chip applications.

Services. In addition to routine installation services at the time of sale, we offer services to enable our customers to maintain and more effectively utilize our equipment and to enhance our customer relationships.

Customers and Geographic Information

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and probe stations for research and development and purchase, or direct their foundries to purchase, our Pyramid Probe cards to test chips manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 25 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, host seminars on topics such as measurement techniques and make proactive service calls. This close interaction has helped us build a consistently loyal customer base. More than 1,000 customers purchased our products in 2010. Our top end-user customers during 2010 included (in alphabetical order): Broadcom, CETC Institute, Epcos AG, Global Foundries, IBM, RF Micro Devices, Osram, Phillips, Samsung and Taiwan Semiconductor Manufacturing Company.

We believe our customers consider timely customer service and support to be an important aspect of our relationship. Our probe stations are installed at customer sites either by us, our manufacturers’ representatives or our distributors, depending on the complexity of the installation and the customer’s geographic location. We assist our customers in the selection, integration and use of our products through engineering support. We also provide worldwide on-site training, seminars and telephone support. Our manufacturers’ representatives and distributors provide additional service and support.

In 2010, 2009 and 2008, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 26%, 25% and 27% of our total revenue in each of 2010, 2009 and 2008, respectively’

International sales accounted for more than 65% of our total revenue in each of 2010, 2009 and 2008. The following table indicates which regions had revenues that totaled 10% or more of our total revenues in 2010, 2009 and 2008:

Year Ended December 31,	2010	2009	2008
United States	25.5%	31.0%	34.1%
Asia Pacific	45.3%	48.7%	47.6%
Europe	26.2%	17.0%	15.9%

Long-lived assets, exclusive of long-term marketable securities and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2010	2009
United States	$13,732	$14,491
Asia Pacific	766	949
Europe	2,423	814

	$16,921	$16,254

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

Year Ended December 31, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$65,422	$30,377	$—	$95,799
Gross profit	$23,354	$12,731	$—	$36,085
Gross margin	35.7%	41.9%	—	37.7%
Income (loss) from operations	$5,353	$(2,245)	$(13,464)	$(10,356)

Year Ended December 31, 2009
Revenue	$28,951	$24,590	$—	$53,541
Gross profit	$9,190	$10,511	$—	$19,701
Gross margin	31.7%	42.7%	—	36.8%
Loss from operations	$(917)	$(154)	$(9,891)	$(10,962)

Year Ended December 31, 2008
Revenue	$40,870	$35,691	$—	$76,561
Gross profit	$13,697	$18,387	$—	$32,084
Gross margin	33.5%	51.5%	—	41.9%
Income (loss) from operations	$6,697	$(144)	$(44,415)	$(37,862)

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

•

Precision On-Wafer Measurements. In 1993, we were first to commercialize a shielded probe station utilizing our patented MicroChamber technology that increased thermal measurement productivity by 10 times and current measurement resolutions by 1,000 times. Many of our engineering probe stations feature MicroChambers, which ensure a dark, electrically noise-free measurement environment to enable low-current measurements over a wide thermal range. Our engineering probe stations also incorporate our proprietary low-noise thermal chuck technologies that increase measurement integrity and reduce the time required to take precise measurements. In early 2008, we introduced our Elite 300 probe station which improved low-current and low-voltage measurements. With the acquisition of Suss Test in 2010, our technology capabilities have been further enhanced to enable precise measurements at cryogenic temperatures and at various pressure levels.

•

Microfabrication. Since 1990, we have shipped products that utilize our proprietary lithographic manufacturing processes for depositing, lithographic patterning, etching and plating probe structures on flexible substrates that are similar to the processes used in making chips. Our proprietary Pyramid technology has been under development since 1992 and continues to evolve and improve. We continue to evolve this technology and introduce new probe card and analytical probe designs using these proprietary technologies. At the center of a Pyramid Probe card, tester connections converge on the chips under test through our unique, lithographically defined microscopic probe tips and electrical interconnection wiring. Our processing continues to mature and evolve, enabling faster delivery times, larger probe areas, smaller tip dimensions and interconnects, and a wider range of test temperatures. As chip elements continue to shrink, we expect to be able to scale and evolve our lithographic processes to continue to meet our customers’ requirements. Our socket products utilize unique stamping, laminating, drilling and robotic assembly processes to achieve high electrical performance and low costs.

Sales, Marketing and Service

We sell our probe stations, analytical probes, production probe cards and test sockets through a combination of manufacturers’ representatives, distributors and direct sales people. Manufacturers’ representatives are independent third parties that agree to sell our products at our prices and on terms set by us, in return for a commission based on sales. We typically use manufacturers’ representatives in areas that we believe require greater levels of customer support than we can deliver from our own sales offices. Distributors purchase our products and resell them at prices and upon terms set by the particular distributor. We typically use distributors where local regulations or business customs require local stocking of service parts, more immediate service support or other local services. Finally, our direct sales force is made up of our salaried and commissioned employees.

In North America and Asia, excluding Japan, Singapore, China and Taiwan, we sell our products through manufacturers’ representatives and distributors. In Japan, we sell through Cascade Microtech Japan, K.K., our direct sales and service subsidiary. In Singapore, we sell through our branch office, Cascade Microtech Singapore. We also have direct sales offices in China and Taiwan. In most of Europe, we primarily sell our probes stations through distributors and manufacturers’ representatives and sell our probes and sockets products directly. We also sell our products directly in Germany, Austria and Switzerland through our German subsidiaries. In other countries, we typically sell through manufacturers’ representatives or distributors. Our sales managers oversee and manage these worldwide sales activities.

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

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expense was $12.6 million in 2010, $8.4 million in 2009 and $10.5 million in 2008. We are currently devoting substantial resources to enhancing the functionality of our probe stations and developing new products for adjacent markets. We are also devoting substantial resources to production probe cards that address non-RF applications. At December 31, 2010, we employed 66 research and development engineers. We conduct research and development for all of our product lines at our facilities in Oregon, Germany and Minnesota.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly at our facilities in Beaverton, Oregon and Dresden, Germany. We also have a manufacturing facility in Brooklyn Park, Minnesota, where we make our test sockets. We outsource the manufacturing and assembly of some products and components to the extent they can be purchased at a cost that is lower than the cost to produce internally, and still meet the expectations and requirements of our customers. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

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

Probe Stations. Our primary competitor in the probes station market was SUSS Microtech AG until the acquisition of their test division (SUSS Test) in January 2010. However, we also compete with Vector Semiconductor Co. Ltd., Lucas/Signatone Corporation, The Micromanipulator Company Inc. and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the probe station market are measurement accuracy and versatility, measurement speed, automation features, completeness of the measurement solutions, delivery time and price. We believe that we compete favorably with respect to these factors.

Analytical Probes. Our primary competitor in the analytical probe market is GGB Industries Inc. We believe that the primary competitive factors in this market are breadth of probe types, probe frequency and electrical signal integrity, contact integrity and the related cleaning required, calibration support, delivery time and price. We believe that we compete favorably with respect to these factors.

Production Probe Cards. Competition in the non-memory production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete with product offerings of other probe card vendors including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd., MicroProbe Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc. and others. At least five probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd., Microprobe Inc., and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of customer evaluation, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe market depend upon the type of chip being tested, but include customer service, delivery time, price, probe card lifetime, chip damage, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of cleaning required. We believe that we compete favorably in probe cards for high frequencies and high-speed signals, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test.

Test Sockets. Our competition in test sockets is fragmented among several companies. Depending upon the application, we compete with Smith’s Interconnect, Everett Charles Technologies, Ironwood Electronics, Johnstech International, Loranger International Corporation, Micronics Japan Company, Ltd., Plastronics and Interconnect Devices, Inc. We believe that the primary competitive factors include customer service, delivery time, price, socket lifetime, contact resistance stability, speed and frequency range of the socket, number and density of socket contacts, signal integrity and frequency and effectiveness of cleaning required. We believe that we compete favorably in test sockets for high frequencies and high-speed signals, and in test sockets for certain engineering applications. We generally do not compete in applications that require very low costs such as memory burn-in sockets.

Intellectual Property

Our success in large part depends on our proprietary technology. We do not depend on any one individual patent, instead relying on intellectual property, including patents and trade secrets, covering electrical measurement reliability and integrity, electrical shielding and the Pyramid Probe contact structure and production process. As of December 31, 2010, we had 257 issued patents and 43 pending patent applications in the U.S. and 69 issued foreign patents and 104 pending foreign patent applications. In addition, we regard certain of our processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

One important group of our patents claims technology relating to electrical shielding and other inventions required to measure extremely small signals on wafers. Most of these U.S. patents will expire between 2012 and 2015. Another important group of our patents claims designs and construction methods for probe tips on Pyramid Probes. These patents will expire beginning in 2016.

Our policy is to seek patents when we can achieve a significant business advantage from inventions involving new products and improvements to existing products as part of our ongoing engineering and research and development activities. We cannot assure you that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by third parties. Furthermore, there can be no assurance that third parties will not design around our patents.

We also use certain patented technology of third parties in the manufacture of our products pursuant to license agreements. Pursuant to an agreement with Micronics Japan Company Ltd. and Hewlett-Packard Japan Ltd. (now Agilent Technologies), our subsidiary, Cascade Microtech Japan, Inc. and its affiliates, have been granted a non-exclusive worldwide license to make, have made, use, lease, sell or otherwise transfer certain products that make use of patented technology relating to electric circuit measurement equipment. In exchange for the rights granted under the license, we pay royalties to Micronics Japan Company Ltd. and Agilent Technologies based on the number of products sold or leased. These royalties were insignificant in 2010. Our license will expire upon the expiration of the patent covering the licensed technology, which will occur in June 2013.

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

Employees

As of December 31, 2010, we had a total of 401 employees. Of these employees, 248 were located in North America,110 were in located in Europe, 15 were located in Singapore, 14 were located in Japan, 10 were located in Taiwan, and 4 were located in other Asian counties. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Environmental Matters

As part of our manufacturing operations, we have handled and continue to handle materials that are considered hazardous or toxic under federal, state and local laws and regulations, and we are subject to environmental laws and regulations related to the sale, use, storage, discharge, disposal and human exposure to such materials. We believe we are in compliance with the environmental laws and regulations applicable to the conduct of our business and operations. However, there can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of human error, equipment failure or other causes. The risk of a release of hazardous or toxic materials cannot be completely eliminated, and if such a release occurs, we could be held financially responsible for the cleanup or other consequences of the release. We are not aware of any releases at any of our facilities that could reasonably be expected to result in any material liabilities to us.

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

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform in the future. At December 31, 2010, our backlog was $26.9 million compared with $11.4 million at December 31, 2009. We typically ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly all of our December 31, 2010 backlog in 2011. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks identified in Item 1A below and from time to time in our other filings with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this document to conform them to actual results or to changes in our expectations.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains a website at http://www.sec.gov where you can obtain some of our SEC filings. We also make available free of charge on our website at www.cascademicrotech.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 503-601-1000.

ITEM 1A.	RISK FACTORS

Our operating results have fluctuated in the past and are likely to fluctuate in the future, which could cause us to miss our guidance or analyst expectations and cause the trading price of our common stock to decline.

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

•	our geographic sales mix, product sales mix and average selling prices;

•	timing, cancellation or delay of customer orders;

•	seasonality of customer orders based on their purchasing cycles;

•	fluctuations in foreign currency exchange rates;

•

competition, such as competitive pressures on the price, performance and reliability of our products, the introduction or announcement of new products by us or our competitors and our competitors’ intellectual property rights, which could prevent us from introducing products that compete effectively with their products;

•	our production capacity and availability and cost of materials, components and subassemblies;

•	our ability to deliver reliable products in a timely manner, including as a result of fluctuations in yield on some of our product lines; and

•

our product development costs, including research and development and sales and marketing expenses associated with new products or product enhancements and the costs of transitioning to new or enhanced products.

In particular, many of our more technically advanced probing stations can have selling prices from $0.2 million to over $1.0 million. If there are unforeseen delays in shipment or customer acceptance of these more expensive and advanced systems, or of any other significant orders near the end of a quarter, the recognition of revenue on these orders could be delayed into the following period, significantly affecting both revenue and earnings for the quarter.

If our revenue or operating results fall below the expectations of analysts or investors, the market price of our common stock could decline substantially.

The cyclicality of the semiconductor industry affects our financial results, and, as a result, we may experience reduced sales or operating losses in a semiconductor industry downturn.

The semiconductor industry is highly cyclical with recurring periods of wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, periods of oversupply, maturing product and technology cycles, excess inventories, geo-political changes and declines in general economic conditions. Our customers’ purchasing behavior in response to these cycles has been generally unpredictable. In the past, our operating results have been adversely affected by the cyclical downturns in the semiconductor industry.

Our business is heavily dependent on the level of research and development spending of our customers, the volume of semiconductor production by semiconductor manufacturers, the volume of production, particularly by wireless chip manufacturers, the development of new semiconductors and semiconductor designs and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and the products incorporating them. Semiconductor manufacturers in particular are known to sharply curtail their capital expenditures when confronted with an industry downturn. Since we sell our systems to virtually all chip segments, our revenue may be affected by any significant segment weakness. We may not achieve or maintain our current or prior levels of revenue growth. Any factor adversely affecting the semiconductor industry in general, or the particular segments, regions or major customers of the industry that our products target, will adversely affect our ability to generate revenue and could cause us to experience operating losses.

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

Customers who have a weak market position could be purchased by other companies or simply dissolve. This may mean that an inordinate amount of leverage could be obtained by fewer customers to obtain price concessions thereby impacting margins negatively. In addition, leading-edge chip technology development in the semiconductor industry has become so expensive that our customers are often teaming up to perform the development work, effectively shrinking our customer base or slowing their purchases of engineering tools.

Because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets, revenue in any quarter is substantially dependent upon customer orders received and fulfilled in that quarter.

Our revenue is difficult to forecast because we generally do not have a sufficient backlog of unfilled orders for our engineering probe stations, analytical probes, sockets and production probe cards to meet our quarterly revenue targets at the beginning of a quarter. Historically, a significant portion of our revenue in any quarter depends upon customer orders that we receive and fulfill in that quarter, which is typically weighted in the last month of the quarter. Furthermore, because our expense levels are based in part on our expectations as to future revenue and, to a large extent, are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue in relation to our expectations and the expectations of analysts or investors could hurt our operating results and result in a decline in the price of our common stock.

We may make acquisitions, which could be costly, difficult to integrate with our operations, divert management resources and dilute shareholder value.

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities. We may acquire companies, products or technologies in the future, which could pose risks to our operating results due to:

•	difficulties assimilating the acquired operations, personnel, technologies or products into our company;

•	diversion of management’s attention from our existing business;

•	adverse effects on relationships with our existing suppliers, customers or partners; and

•	the impairment of intangible assets or other assets acquired in the acquisition.

Intense competition in the semiconductor wafer probing business may reduce demand for our products and reduce our sales.

The markets for our products are highly competitive, and we expect competition to continue in the future. We believe that our principal competitors are the major providers of probe stations, production probe cards and analytical probes. Our existing competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. We cannot assure you that we will maintain our current competitive position or that our production probe cards will achieve widespread acceptance in the market. Finally, increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance for our products, any of which could prevent us from growing our business. During 2011, some of these competitors may use a strategy of intense discounting to help maintain, or even increase, their revenue and customer base.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers declare bankruptcy or are unable to provide us with these materials, components or subassemblies in adequate quantities and on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. Certain of our product purchases are from sole source suppliers and, from time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers. In the future, one or more of our suppliers may declare bankruptcy or go out of business due to unusually weak business conditions, which could force us to source our products from different suppliers. The manufacture of some of the materials, components and subassemblies that we use in our products, such as thermal chucks and microscopes, is a complex process, and in the event that we cannot obtain an adequate supply of these components, it would be difficult and time-consuming to identify and qualify new suppliers. If some of the materials used in our lithographic probe manufacturing process become unavailable, it would be costly and time consuming to identify and qualify new suppliers. Moreover, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions and the rapid unplanned deterioration of sales, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers.

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

In the fourth quarter of 2008, we recorded impairment charges of $27.7 million related to goodwill and certain intangible assets as the fair value of these assets was reduced below their carrying value. As of December 31, 2010, we had fixed assets, goodwill and intangible assets of $15.6 million recorded on our balance sheets. We test our long-lived assets when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of this analysis, it could have a material adverse impact on our results of operations.

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

Since 2005 we have derived more than 60% of our annual revenue from sales outside the United States, primarily in Japan, other Asian countries and Europe. Geographic revenue for those regions that represented 10% or more of total sales in a given year was as follows (in thousands):

Year Ended December 31,	2010	2009	2008
United States	$24,447	$16,599	$26,079
Asia Pacific	43,418	26,095	36,462
Europe	25,109	9,105	12,146
Other	2,825	1,742	1,874

	$95,799	$53,541	$76,561

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

Currently, we maintain 6 international offices in Europe and Asia, and we may establish new international offices in the future. If our gross margin from international operations does not exceed the expense of establishing and maintaining our international operations, our operating margins would be adversely affected. Additional risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	changes in domestic or foreign law or policy resulting in the need to comply with potentially burdensome government controls, regulations, tariffs, embargoes or export and import license requirements;

•	longer payment cycles;

•	differing and more burdensome labor regulations and practices in Europe;

•	the aftermath of the war in Iraq or other armed conflicts in the Middle East;

•	the effects of sudden outbreaks of epidemics in Asia and other parts of the world; and

•	the effects of terrorist attacks in the U.S. and any related conflicts or similar events worldwide.

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

Finally, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While most of our international sales have been denominated in U.S. dollars, our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries. Other income (expense), net in 2010, 2009 and 2008 included the following currency related gains and losses (in thousands):

	Year Ended December 31,
	2010	2009	2008
Re-measurement related foreign currency gains (losses)	$(26)	$198	$458
Losses on foreign currency forward contracts	(73)	(140)	(409)

Failure to retain key managerial, technical, sales and marketing personnel, independent manufacturers’ representatives and distributors or to attract new key personnel could harm our business.

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

Over half of our revenues are typically generated through independent manufacturers’ representatives and distributors, whose activities are not within our direct control. In addition, in some locations, our manufacturers’ representatives and distributors provide field service to our customers. A reduction in the sales efforts or financial viability of these manufacturers’ representatives or distributors, or a termination of our relationship with these representatives or distributors, would have a material adverse effect on our sales, financial results and ability to support our customers.

Our customers’ evaluation processes can lead to lengthy sales cycles, during which we may incur significant costs that may not result in sales.

Our customers typically expend significant efforts in evaluating and qualifying our products prior to placing an order, particularly for orders of probe stations and production probe cards. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to 12 months and sometimes longer. During the period in which our customers are evaluating our products, we incur substantial sales, marketing, research and development expenses and expend significant management efforts. After completing this evaluation process, a potential customer may elect not to purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty expense totaled $1.1 million, $0.5 million, and $0.5 million, for 2010, 2009 and 2008, respectively. Although we are not currently seeking reimbursement from any vendors related to our warranty expense, we have in the past, and may again in the future, seek reimbursement from certain vendors. To the extent that we experience additional failures of purchased components that increase our warranty expenses that are not reimbursed by the vendor, our results of operations will be adversely affected.

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

Since 2005, we have derived more than 60% of our annual revenue from products sold to customers outside of North America. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. The manner in which we protect our proprietary rights may not be adequate in some foreign countries. Our failure to adequately protect our intellectual property in foreign countries would make it easier for competitors to copy or circumvent our product designs and sell competing products in those countries, which could adversely affect our revenue and cause us to lose customers.

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

We will continue to make investments in research and development to sustain and improve our competitive position and meet our customers’ needs. These investments currently include enhancing our probe stations, refining probe fabrication processes and developing higher performance probe cards, test sockets and analytical probes. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position or meet our customers’ needs.

Any disruption in the operations of our manufacturing facilities could harm our business.

We manufacture most of our products in our facilities located in Beaverton, Oregon; Brooklyn Park, Minnesota; and Dresden, Germany. Our manufacturing processes are complex and require sophisticated and costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our facilities, whether due to technical or labor difficulties, relocation or destruction of or damage to the facilities as a result of an earthquake, fire or any other reason, could materially and adversely affect our business, financial condition and results of operations.

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

Subsequent to the acquisition of SUSS Test in January 2010, we began to restructure and integrate the combined businesses, which resulted in severance charges and inventory write-offs. In the second quarter of 2010, we restructured our sockets business in Minnesota, which resulted in severance charges, inventory write-offs and shorter useful lives of certain equipment. In the fourth quarter of 2010, in connection with our ongoing integration of the operations of SUSS Test, we announced plans to restructure and consolidate our sales organization and manufacturing operations. Manufacturing operations for our Systems business will be consolidated at our Dresden, Germany facility over the next 12 months, and manufacturing operations for our Probes business will be consolidated at one of our manufacturing facilities in Beaverton, Oregon over the next 6 months. Our sales offices in Vermont and Arizona were closed in the fourth quarter of 2010.

Total restructuring charges in 2010 were $2.7 million, primarily for severance and inventory write-offs. We expect to incur an additional $0.6 million in severance charges in 2011 related to these plans. These plans could also result in charges related to lease abandonment, additional write-offs of inventory, and decreased useful lives of fixed assets. The amounts of any such charges, however, are not currently estimable.

In the future, we may undertake additional restructuring or reorganization activities in order to improve operating efficiencies and reduce operating costs. Such activities require significant efforts, including the integration of product manufacturing, research and development, sales and marketing efforts and general and administration activities. There can be no assurance that such activities would be successful or reduce operating costs.

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

Furthermore, many countries including those in the European Union (EU) and China have implemented directives which restrict the sale of new electrical and electronic equipment containing hazardous substance, or make producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. We have not incurred any costs or fees or penalties associated with these initiatives and none of our products have been delayed at a customs point-of-entry due to non-compliance with environmental regulations. However, if it is determined that we do not comply with certain environmental regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage, and be required to take reserves for costs associated with compliance with these regulations

Environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes.

Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

Our customers may use our products in the testing of high reliability semiconductors for critical applications such as telecommunications infrastructure, military, medical and aerospace equipment. Defects or other problems with the performance of our products could result in financial or other damages to our customers. In addition, some of our probe stations that use high-powered lasers or operate at high voltage or extreme temperatures may cause death or injury to persons utilizing such equipment due to undetected design or manufacturing defects or due to improper use or maintenance by our customers. Although our product invoices and sales contracts generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these provisions. Product liability litigation against us, even if it were unsuccessful, could be time consuming and costly to defend. Additionally, although we carry product liability insurance, in some circumstances it may not cover certain claims or be adequate to cover all claims.

We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

Our top four customers accounted for a total of 16% and 13%, respectively, of our revenue in 2010 and 2009. Our customer base is less diversified in probes and sockets than in probe stations. Typically, our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of any of our significant customers.

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

We are subject to income taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets, changes in tax laws, including pending tax law changes, such as the benefit from export sales and the research and development credit. In particular, the recoverability of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

We may be exposed to uninsured risks if the type and amount of coverage we carry are not adequate, or the insurance company is unable honor claims.

We carry insurance in various types and amounts to insure against a range of business related risks. While we have never experienced a significant uninsured event, if the types of insurance or the insurance limits are not adequate to protect us against all claims, or the insurance company is not able to honor our claims, our results of operations, financial position and cash flow could be negatively affected.

Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

As of March 1, 2011, our executive officers and directors and their affiliates beneficially owned approximately one-fourth of our outstanding shares of common stock. Consequently, these shareholders have substantial influence over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

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

Provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions in our articles of incorporation or bylaws:

•	We have typically staggered our board of directors, which makes it more difficult for a group of shareholders to quickly change the composition of our board.

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

We maintain our corporate headquarters in Beaverton, Oregon. Our primary site contains corporate administration, sales and marketing, design, test, light manufacturing and assembly and various support functions in leased space totaling approximately 137,000 square feet in three adjacent buildings. This lease expires December 31, 2015. Our Pyramid Probe manufacturing is conducted in a clean room within a 59,000 square foot facility that we lease at a separate site in Beaverton, Oregon. Our lease of this facility expires December 31, 2014. Our test socket manufacturing is conducted in a 14,000 square foot facility that we lease in Brooklyn Park, Minnesota. We lease small sales and service offices in Japan, Germany, China, Taiwan and Singapore. As a result of the Suss Test acquisition in January 2010, we also lease a 42,000 square foot manufacturing and support facility near Dresden, Germany. Our lease of that facility expires December 31, 2012.

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

Stock Prices and Dividends

Our common stock trades on the NASDAQ National Market System under the symbol “CSCD”. The high and low closing sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2010 was as follows:

2010	High	Low
Quarter 1	$4.75	$4.00
Quarter 2	5.15	4.05
Quarter 3	4.62	3.45
Quarter 4	4.50	3.34

2009	High	Low
Quarter 1	$4.68	$1.84
Quarter 2	4.50	2.40
Quarter 3	5.51	3.80
Quarter 4	5.59	4.24

As of March 1, 2011, there were 58 shareholders of record and approximately 675 beneficial shareholders.

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

As of December 31, 2010, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $27.1 million, net of cash acquired, for our acquisitions of the eVue product line and Gryphics, Inc. and certain assets of Synatron GmbH and SUSS Test.

Equity Compensation Plan Information

See Item 12. for Equity Compensation Plan Information.

Stock Performance Graph

The SEC requires that registrants include in this report a line-graph presentation comparing cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends. Our graph consists of (a) Cascade Microtech, Inc.; (b) the NASDAQ Composite Index and (c) a peer group index composed of Teradyne, Inc., FormFactor, Inc., Kulicke & Soffa Industries, Inc., LTX-Credence Corporation and Electro Scientific Industries, Inc. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Cascade Microtech, Inc. and the Nasdaq Composite Index. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns Period Ended
Company/Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Cascade Microtech, Inc.	$100.00	$103.72	$80.68	$15.44	$36.26	$34.44
Semiconductor Peer Group	100.00	112.89	95.87	36.06	64.95	70.01
NASDAQ Composite Index	100.00	109.52	120.27	71.51	102.89	120.29

ITEM 6.	SELECTED FINANCIAL DATA

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

	For the Year Ended December 31,
IN THOUSANDS (except per share amounts)	2010	2009	2008	2007	2006
Statement of Operations Data
Revenue	$95,799	$53,541	$76,561	$89,922	$84,852
Cost of sales	59,714	33,840	44,477	48,801	47,810

Gross profit	36,085	19,701	32,084	41,121	37,042
Operating expenses:
Research and development	12,612	8,372	10,473	11,241	8,949
Selling, general and administrative	33,046	21,724	29,311	27,723	24,819
Amortization of purchased intangibles	783	567	2,461	1,977	130
Asset impairment charges	—	—	27,701	—	—

Total operating expenses	46,441	30,663	69,946	40,941	33,898

Income (loss) from operations	(10,356)	(10,962)	(37,862)	180	3,144
Other income (expense), net	32	407	1,038	1,336	1,961

Income (loss) before income taxes	(10,324)	(10,555)	(36,824)	1,516	5,105
Provision (benefit) for income taxes	15	(2,906)	(2,247)	586	1,495

Net income (loss)	$(10,339)	$(7,649)	$(34,577)	$930	$3,610

Basic net income (loss) per share attributed to common shareholders	$(0.72)	$(0.57)	$(2.65)	$0.07	$0.31

Diluted net income (loss) per share attributed to common shareholders	$(0.72)	$(0.57)	$(2.65)	$0.07	$0.30

Shares used in basic per share calculations	14,286	13,319	13,071	12,550	11,482

Shares used in diluted per share calculations	14,286	13,319	13,071	12,840	11,959

	December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
Cash and cash equivalents, short-term marketable securities and restricted cash	$24,445	$32,854	$32,545	$29,421	$43,794
Working capital	50,944	56,786	58,269	58,965	68,642
Total assets	84,545	80,944	88,456	125,281	103,786
Current portion of capital lease obligations	13	11	19	13	—
Long-term capital lease obligations, less current portion	18	29	62	51	—
Other long-term liabilities	2,906	2,596	2,669	5,763	1,370
Shareholders’ equity	65,606	71,385	76,700	107,605	90,193

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Revenues increased to $95.8 million in 2010 compared to $53.5 million 2009 as the global economy, and the semiconductor and semiconductor equipment markets in particular, showed improvement. In January 2010 we completed the acquisition of SUSS Test. Our revenues and market share in the Systems business have benefited from the acquisition of SUSS Test. The improvement in revenue combined with shifts in product mix contributed to increased gross profit and gross margins as we were able to better leverage our fixed overhead costs.

However, acquisition and restructuring-related charges in 2010 negatively affected our financial results. We incurred direct acquisition costs of $0.8 million and restructuring charges totaling $2.7 million in 2010 related to our SUSS Test acquisition and consolidation of certain product lines and facilities. The 2010 restructuring charges were included in our statements of operations as follows (in thousands):

Cost of sales	$1,359
Research and development	127
Selling, general and administrative	1,198

$2,684

In addition, the income tax benefit of $2.9 million in 2009 attributable primarily to the carryback of losses to income taxes paid in prior years was not available in 2010. As a result, our net loss increased to $10.3 million in 2010 from $7.6 million in 2009.

Outlook for 2011

We expect semiconductor and semiconductor equipment markets will show continued strength in 2011, which, based on our market position and continued investment in our products, should result in increased revenue for 2011 compared to 2010. Based on our current backlog, anticipated bookings and normal seasonal pattern in the industry, we expect revenues will be in the range of $24 million to $27 million for the first quarter of 2011.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
	2010	2009	2008
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales	62.3	63.2	58.1

Gross profit	37.7	36.8	41.9
Operating expenses:
Research and development	13.2	15.6	13.7
Selling, general and administrative	34.5	40.6	38.3
Amortization of purchased intangibles	0.8	1.1	3.2
Asset impairments	—	—	36.2

Total operating expenses	48.5	57.3	91.4

Loss from operations	(10.8)	(20.5)	(49.5)
Other income, net	—	0.8	1.4

Loss before income taxes	(10.8)	(19.7)	(48.1)
Provision (benefit) for income taxes	—	(5.4)	(2.9)

Net loss	(10.8)%	(14.3)%	(45.2%)

(1)	Percentages may not add due to rounding.

The following table summarizes revenue, gross profit and income from operations for each of our segments (dollars in thousands):

Year Ended December 31, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$65,422	$30,377	$—	$95,799
Gross profit	$23,354	$12,731	$—	$36,085
Gross margin	35.7%	41.9%	—	37.7%
Income (loss) from operations	$5,353	$(2,245)	$(13,464)	$(10,356)

Year Ended December 31, 2009
Revenue	$28,951	$24,590	$—	$53,541
Gross profit	$9,190	$10,511	$—	$19,701
Gross margin	31.7%	42.7%	—	36.8%
Loss from operations	$(917)	$(154)	$(9,891)	$(10,962)

Year Ended December 31, 2008
Revenue	$40,870	$35,691	$—	$76,561
Gross profit	$13,697	$18,387	$—	$32,084
Gross margin	33.5%	51.5%	—	41.9%
Income (loss) from operations	$6,697	$(144)	$(44,415)	$(37,862)

The segment data is not meant to represent stand alone divisional information. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Report on Form 10-K for additional information.

Revenue

Revenue increased $42.3 million, or 78.9%, to $95.8 million in 2010 compared to $53.5 million in 2009 and decreased $23.1 million, or 30.1%, in 2009 compared to $76.6 million in 2008.

Systems

Revenue in Systems increased $36.4 million, or 126%, to $65.4 million in 2010 compared to $29.0 million in 2009 and decreased $11.9 million, or 29.2%, in 2009 compared to $40.9 million in 2008.

Certain financial information which contributed to the Systems revenue results was as follows:

	2010 compared to 2009	2009 compared to 2008
Percentage increase (decrease) in unit sales	90.8%	(22.5)%
Percentage increase (decrease) in average sales price (“ASP”)	32.6%	(14.2)%

The increase in revenue in 2010 compared to 2009 was the result of both an increase in unit sales and an increase in ASPs. We realized increased unit sales due to the overall improvement in semiconductor and semiconductor equipment markets during 2010 and our acquisition of SUSS Test in January 2010. ASP was positively affected by sales mix, as a larger number of high-end 300mm, cryogenic and high-power systems were sold. ASP includes the sales price of any analytical probes, probe cards and accessories purchased with a probe station.

The decrease in revenue in 2009 compared to 2008 was the result of decreased unit sales and decrease in ASPs. We realized decreased unit sales in 2009 compared to 2008 due to the global slow-down in semiconductor markets. ASP was negatively affected in 2009 compared to 2008 by changes in our sales mix, as fewer high-end systems were sold in relation to total system sales.

Sales of 300mm, cryogenic and high power systems represented 21%, 11% and 21% of total units sales in 2010, 2009 and 2008, respectively.

Probes and Sockets

Revenue in Probes and Sockets increased $5.8 million, or 23.5%, to $30.4 million in 2010 compared to $24.6 million in 2009 and decreased $11.1 million, or 31.1%, in 2009 compared to $35.7 million in 2008.

The increase in 2010 compared to 2009 was primarily the result of increased unit sales driven by the overall improvement in semiconductor design and production markets.

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

Cost of sales increased $25.9 million, or 76.5%, to $59.7 million in 2010 compared to $33.8 million in 2009 and decreased $10.7 million, or 23.9%, in 2009 compared to $44.5 million in 2008. Gross margin (gross profit as a percentage of net sales) was 37.7%, 36.8% and 41.9% in 2010, 2009 and 2008, respectively.

The increase in cost of sales in 2010 compared to 2009 was the result of increased sales as discussed above and changes in gross margin as discussed below.

The decrease in cost of sales in 2009 compared to 2008 was primarily due to the decrease in sales, partially offset by lower gross margins.

Systems

Systems gross margins increased to 35.7% in 2010 compared to 31.7% in 2009. Systems gross margins were positively affected in 2010 by changes in sales mix and an increase in average selling prices as described above, as a larger number of high-end systems were sold. Systems gross margins were negatively affected in 2010 by inventory valuation charges of $1.1 million compared to

$0.5 million in 2009. Inventory charges in 2010 included restructuring charges of $1.0 million in the first quarter of 2010 for discontinued products following the acquisition of SUSS Test. In addition, the Systems gross margin in 2010 was negatively affected by purchase price allocation adjustments to value finished goods and work-in-process inventory acquired in the SUSS Test acquisition at their estimated selling price less cost to sell. Accordingly, when such inventory was sold, it resulted in near zero gross margins. During 2010, $1.0 million of such inventory was sold, with a remaining balance of $0.2 million as of December 31, 2010.

The Systems gross margin decreased to 31.7% in 2009 compared to 33.5% in 2008, primarily due to the overall decrease in sales volume and change in product mix. We sold fewer 300mm systems in relation to total system sales, which typically yield higher margins than non-300mm systems due to their higher average sales prices and sales of accessories. The decrease in gross margin due to volume and product mix was partially offset by decreases in salaries, benefits and overhead costs.

Probes and Sockets

The Probes and Sockets gross margin decreased to 41.9% in 2010 compared to 42.7% in 2009. Gross margins in 2010 were negatively affected by sales mix as a higher number of lower-margin analytical probes that are sourced from third parties were sold due to the acquisition of SUSS Test in January 2010. In addition, we recorded inventory valuation charges of $0.6 million in 2010, compared to $0.4 million in 2009 and restructuring charges of $0.2 million in the second quarter of 2010 related to our sockets business in Minnesota. The increase in sales positively affected gross margins during 2010 as unallocated fixed overhead costs recorded as period expenses in cost of sales decreased as compared to 2009.

The Probes and Sockets gross margin decreased to 42.7% in 2009 compared to 51.5% in 2008, primarily due to the decrease in sales volume as production costs for Probes and Sockets have a higher component of fixed overhead than Systems. As sales volumes decline, unallocated fixed overhead costs recorded as a period expense in cost of sales increase. The impact of the decline in sales volume was partially offset by an overall reduction in salaries, benefits and overhead costs and improvement in yields on certain product lines.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Research and development expenses increased $4.2 million, or 50.6%, to $12.6 million in 2010 compared to $8.4 million in 2009 and decreased $2.1 million, or 20.1%, in 2009 compared to $10.5 million in 2008.

The overall increase in expense in 2010 was primarily the result of the SUSS Test acquisition in January 2010. These variations consisted of the following:

2010 Compared to 2009
Increase in wages and benefits due to headcount	$2,269,000
Increase in professional fees	541,000
Increase in travel, meals and entertainment	201,000
Increase in project expenses	143,000
Increase in incentive compensation	176,000
Increase in depreciation expense	134,000
Increase in allocated occupancy expenses	108,000
Increase in software expense	106,000
Increase in severance costs	99,000
Increase in training and seminars	90,000
Other, net	333,000

$4,200,000

2009 Compared to 2008
Decrease in wages and benefits due to lower headcount	$(1,708,000)
Increase in professional fees	244,000
Decrease in severance costs	(232,000)
Decrease in travel, meals and entertainment expenses	(148,000)
Decrease in allocated occupancy expenses	(82,000)
Decrease in recruiting expenses	(124,000)
Decrease in stock-based compensation	(49,000)
Other, net	(1,000)

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

SG&A expense increased $11.3 million, or 52.1%, to $33.0 million in 2010 compared to $21.7 million in 2009 and decreased $7.6 million, or 25.9%, in 2009 compared to $29.3 million in 2008.

The overall increase in expense in 2010 compared to 2009 was primarily the result of the SUSS Test acquisition in January 2010 and the increase in sales. The changes were due to the following:

2010 Compared to 2009
Increase in wages and benefits due to headcount	$4,762,000
Increase in internal and external sales commissions	2,162,000
Increase in professional fees	1,169,000
Increase in travel, meals and entertainment	953,000
Increase in severance costs	585,000
Increase in incentive compensation	309,000
Increase in advertising, sales materials and event fees	143,000
Increase in occupancy expenses	321,000
Increase in departmental supplies	230,000
Increase in board and public company costs	185,000
Increase in equipment repairs and maintenance	137,000
Other, net	344,000

$11,300,000

2009 Compared to 2008
Decrease in wages and benefits due to lower headcount	$(1,755,000)
Decrease in professional fees	(890,000)
Decrease in internal and external sales commissions	(529,000)
Decrease in travel, meals and entertainment expenses	(581,000)
Decrease in recruiting and relocation expenses	(165,000)
Decrease in advertising, sales materials and event fees	(435,000)
Decrease in stock-based compensation	(529,000)
Decrease in freight and postage expenses	(208,000)
Decrease in severance and restructuring costs	(451,000)
Decrease in allocated occupancy expenses	(222,000)
Decrease in incentive compensation	(189,000)
Decrease in equipment repairs and maintenance	(195,000)
Decrease in departmental supplies	(155,000)
Decrease in loss on disposals of long-lived assets	(396,000)
Decrease in bad debt expense	(836,000)
Other, net	(64,000)

$(7,600,000)

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our prior acquisitions and our January 2010 acquisition of SUSS Test. Amortization expense increased $0.2 million to $0.8 million in 2010 compared to $0.6 million in 2009 and decreased $1.9 million in 2009 compared $2.5 million in 2008. The decrease in 2009 compared to 2008 was due to the asset impairment charge recorded in the fourth quarter of 2008. Net purchased intangibles totaled $3.1 million at December 31, 2010.

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

Other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Interest income, net	$70	$314	$862
Foreign currency gains (losses)	(26)	198	458
Losses on foreign currency forward contracts	(73)	(140)	(409)
Other	61	35	127

	$32	$407	$1,038

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decreases in 2010 compared to 2009 was due to a combination of a decrease in the yields on investments and decreased cash and investment balances resulting from our purchase of SUSS Test in January 2010. The decrease in 2009 compared to 2008 was primarily due to a decrease in interest rates on investments.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies. 2009 included an adjustment for foreign currency re-measurement related to 2008, which increased other income in 2009 by $0.3 million.

Income Taxes

Our provision (benefit) for income taxes totaled $15,000, or 0.1% of loss before income taxes, in 2010, $(2.9) million, or 27.5% of loss before income taxes, in 2009 and $(2.2) million, or 6.1% of loss before income taxes, in 2008. Generally, the provision for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves.

Our tax provision in 2010 included tax expense due to taxable income in foreign tax jurisdictions for 2010, offset by a net benefit in Germany that was primarily related to the release of the valuation allowance against deferred tax assets due to the acquisition of SUSS Test in the first quarter of 2010.

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

Liquidity and Capital Resources

Net cash used in operating activities in 2010 was $0.8 million and consisted of our net loss of $10.3 million, offset by net non-cash expenses of $5.7 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $8.8 million to $19.7 million at December 31, 2010, compared to $10.9 million at December 31, 2009. The increase in accounts receivable was primarily due to our increased sales in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Inventories increased by $4.2 million to $20.8 million at December 31, 2010, compared to $16.6 million at December 31, 2009. The increase in inventory was primarily due to increased purchases to support our increased sales, partially offset by $1.7 million of inventory valuation charges as discussed above. If our actual results are significantly different than our current expectations for 2011, we may incur additional inventory charges in future periods.

Accounts payable increased by $2.6 million to $6.4 million at December 31, 2010, compared to $3.8 million at December 31, 2009 primarily due to increased inventory purchases to support our increased sales.

Accrued liabilities increased by $4.2 million to $6.3 million at December 31, 2010, compared to $2.1 million at December 31, 2009 primarily due to a $1.3 million increase in accrued income taxes due to the timing of payments, a $0.9 million increase in accrued compensation and benefits due to headcount and the timing of payroll, accrued restructuring costs of $0.3 million, a $0.4 million increase in accrued commissions and a $0.4 million increase in warranties due to increased sales.

Fixed asset purchases of $1.5 million in 2010 were primarily for information technology, production equipment and office related equipment. We anticipate fixed asset additions for 2011 to be approximately $4.9 million, primarily for production related equipment, facility improvements, research and development tools and information technology.

In January 2010, we utilized $7.1 million of cash and cash equivalents, net of cash acquired, for the purchase of SUSS Test. See Note 3 of Notes to Consolidated Financial Statements for additional information.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $22.7 million at December 31, 2010.

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

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2010 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2011	2012 and 2013	2014 and 2015	2016 and beyond
Operating Leases	$14,936	$3,365	$5,978	$5,057	$536
Capital Leases	32	13	19	—	—
Purchase Order Commitments	9,806	9,806	—	—	—
Forward contracts	1,602	1,602	—	—	—

	$26,376	$14,786	$5,997	$5,057	$536

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

Revenue Recognition

Revenue from product sales to customers that do not have acceptance criteria, including product sales to distributors, is recognized when a written purchase order has been obtained, the product is shipped, title has transferred, no obligations remain and collectibility is reasonably assured. Generally, we ship our products with origin terms. For any shipments with destination terms, we defer revenue until delivery to the customer. Revenue from customers who have acceptance criteria beyond our standard terms and conditions is deferred until all acceptance criteria are satisfied. Revenue for installation services, consisting of assembly and testing, and for systems shipped to integrators is also deferred. Deferred revenue related to service contracts is recognized over the life of the contract, typically one to two years. Deferred revenue for systems shipped to integrators is recognized upon shipment to the final customer.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on past collection history and known trends with current customers. Our estimates for allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels, associated balances in accounts receivable and estimated changes in collectability. The current economic environment has increased both the risk of bad debt and the difficulty in estimating the allowance for doubtful accounts. In the fourth quarter of 2008, we increased the allowance for doubtful accounts by $0.8 million, primarily for the specific reserve of receivables from one customer. In 2009, we had specific charges to the bad debt reserve of $61,000 and recoveries of previously reserved accounts of $69,000. In 2010, we had a net reversal of charges to the bad debt reserve of $0.1 million and recoveries of previously reserved accounts of $242,000.

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

Goodwill Impairment Testing

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow (“DCF”) analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In the fourth quarter of 2008, we performed our annual impairment test of goodwill, which indicated that the implied fair value of our identified reporting units was less than the carrying value of goodwill at December 31, 2008. Accordingly, we recorded an impairment charge of $17.4 million in the fourth quarter of 2008 and, as of December 31, 2009, we had no goodwill recorded on our balance sheet.

Goodwill of $1.0 million at December 31, 2010 relates to our acquisition of SUSS Test in January 2010. This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our impairment test performed in the fourth quarter of 2010 did not indicate impairment of goodwill.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including our intangible assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. During 2010, we recorded $0.2 million of write-downs to property and equipment in connection with our restructuring activities. See Note 17 of Notes to Consolidated Financial Statements. During 2008, based on the results of our testing, we recorded impairment charges of $10.2 million against purchased intangible assets and $0.1 million against patents. See Note 1 of Notes to Consolidated Financial Statements. We did not record any impairment charges for long-lived assets during 2009.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the estimated future benefit of research and development tax credits, foreign tax credits, net operating loss carryforwards and certain temporary differences. A valuation allowance is recorded when management can not reach the conclusion that it is more likely than not that the deferred tax assets will be realized. Based on this evaluation, in 2008, we recorded a $5.0 million charge to establish a full valuation allowance against our domestic deferred tax assets, and increased the valuation allowance against foreign deferred tax assets by $500,000. We continued to record a full valuation allowance against our domestic deferred tax assets and certain foreign deferred tax assets in 2009.

In 2010, we increased our valuation allowance by $1.9 million, which included increases for changes in our net deferred tax assets during 2010, partially offset by a $0.4 million reduction of our valuation allowance on certain deferred tax assets in Germany in connection with our acquisition of SUSS Test in January 2010. The valuation allowance totaled $9.2 million and $7.3 million, respectively, at December 31, 2010 and 2009. At December 31, 2010, we had net deferred tax assets on our balance sheet totaling $0.7 million, primarily related to foreign jurisdictions. We may record additional valuation allowances in the future.

Uncertainty in Income Taxes

We recognize the benefits of tax return positions in our financial statements if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our financial statements. At December 31, 2010, we had total unrecognized tax benefits of $0.3 million. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these activities is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables. As of December 31, 2010, we had contracts outstanding for the purchase of Japanese yen totaling approximately $1.6 million, which mature through June 2011.

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

As of December 31, 2010, we held cash and cash equivalents, short-term marketable securities and restricted cash and cash equivalents of $24.4 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. A decrease in interest rates of one percent would cause a corresponding decrease in our annual interest income of approximately $0.2 million, assuming our December 31, 2010 balances remained constant. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2010 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Revenue	$19,959	$23,439	$25,273	$27,128
Gross profit	5,386	8,319	10,423	11,957
Net income (loss)	(7,400)	(2,853)	(353)	267
Basic and diluted net income (loss) per share(1)	(0.53)	(0.20)	(0.02)	0.02

2009
Revenue	$11,469	$12,616	$13,971	$15,485
Gross profit	3,855	4,781	5,493	5,572
Net loss	(4,165)	(1,576)	(1,419)	(489)
Basic and diluted net loss per share(1)	(0.31)	(0.12)	(0.11)	(0.04)

(1)	Quarterly per share amounts may not add to yearly totals due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

None.

PART III

We have incorporated by reference into Part III the information that will appear in our definitive proxy statement for our 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers is included under “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Financial Expert” and “Code of Ethics” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Director Compensation” and “Executive Compensation” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A
Equity compensation plans approved by shareholders(3)	793,703	(1)	$6.85	2,375,620	(2)
Equity compensation plans not approved by shareholders(4)	—		—	—

Total	793,703		$6.85	2,375,620

(1)	Excludes purchase rights accruing under our 2004 Employee Stock Purchase Plan (the “Purchase Plan”) which had a shareholder approved reserve of 700,000 shares at December 31, 2010, which was increased to 800,000 shares in January 2011. Under the Purchase Plan, each eligible employee may purchase shares of our common stock at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the fair market value of the common stock on the enrollment date for the offering period in which that semi-annual purchase date occurs or (ii) the fair market value on the semi-annual purchase date.
(2)	Represents 2,314,847 shares of common stock available for issuance under our 1993 Stock Incentive Plan, 2000 Stock Incentive Plan and 2010 Stock Incentive Plan, combined and 60,773 shares of common stock available for purchase under our 2004 Employee Stock Purchase Plan.
(3)	Consists of our 1993 Stock Incentive Plan, 2000 Stock Incentive Plan, 2004 Employee Stock Purchase Plan and 2010 Stock Incentive Plan. An additional 100,000 shares were added to the shares available for issuance pursuant to the 2004 Employee Stock Purchase Plan in January 2011.
(4)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

Additional information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under “Certain Relationships and Related Transactions” and “Director Independence” in our definitive proxy statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Cascade Microtech, Inc., Gryphics Acquisition Corporation and Gryphics, Inc., dated as of April 3, 2007. Incorporated by reference to our Current Report on Form 8-K filed on April 5, 2007.

3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.

3.2	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

3.3	First Amendment to Second Amended and Restated Bylaws of Cascade Microtech, Inc. dated November 16, 2007. Incorporated by reference to our Current Report on Form 8-K filed on November 21, 2007.

4.1	Reference is made to Exhibit 3.1

10.1*	Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-47100.

10.2*	Cascade Microtech, Inc. 1993 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-47100.

10.3*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 20, 2009.

10.4*	Cascade Microtech, Inc. 2004 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.4 to our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2009.

10.5*	Cascade Microtech, Inc. 2010 Stock Incentive Plan. Incorporated by Reference to our Definitive Proxy Materials for our 2010 annual meeting filed on April 6, 2010.

10.6*	2010 Long Term Incentive Plan. Incorporated by reference to Current Report on Form 8-K filed on February 11, 2010.

10.7*	Employment Agreement of Steven Sipowicz. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 333-113256.

10.8*	First Amendment to Executive Employment Agreement of Steven Sipowicz dated October 27, 2005. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2005 and filed November 14, 2005.

Exhibit No.	Description
10.9*	Separation Agreement and Release between Cascade Microtech, Inc. and Steven Sipowicz dated as of March 30, 2010. Incorporated by reference to Current Report on Form 8-K filed on April 2, 2010.

10.10*	Executive Employment Agreement between Cascade Microtech, Inc. and Michael D. Burger. Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.

10.11

Lease Agreements I and II between Amberjack, Ltd. And Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1,

File No. 333-47100.

10.12	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.13	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.14	Shareholder Agreement by and among Cascade Microtech, Inc. and each of the shareholders of Gryphics, Inc. dated as of April 3, 2007. Incorporated by reference to our Current Report on Form 8-K filed on April 5, 2007.

10.15	Lease Agreement Between Minnesota Industrial Properties Limited Partnership and Cascade Microtech, Inc. dated as of February 6, 2009. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2009 and filed May 6, 2009.

10.16	First Amendment of Lease Between Minnesota Industrial Properties Limited Partnership and Cascade Microtech, Inc. dated as of March 19, 2009. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2009 and filed May 6, 2009.

10.17	Sale and Purchase Agreement dated as of January 27, 2010 by and among Cascade Microtech, Inc., Cascade Microtech KK, SUSS MicroTec AG, SUSS MicroTec KK, and SUSS MicroTec Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 28, 2010.

14	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21	List of Subsidiaries.

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2011:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 1, 2011.

SIGNATURE	TITLE

/s/ MICHAEL D. BURGER Michael D. Burger	Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ JEFF KILLIAN Jeff Killian	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ERIC W. STRID Eric W. Strid	Director and Chief Technology Officer

/s/ F. PAUL CARLSON F. Paul Carlson	Chairman of the Board

/s/ Dr. JOHN Y. CHEN Dr. John Y. Chen	Director

/s/ GEORGE P. O’LEARY George P. O’Leary	Director

/s/ WILLIAM R. SPIVEY William R. Spivey	Director

/s/ RAYMOND A. LINK Raymond A. Link	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc, and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Portland, Oregon

March 1, 2011

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$21,871	$19,471
Short-term marketable securities	870	13,383
Restricted cash	1,704	—
Accounts receivable, net of allowances of $415 and $974	19,718	10,877
Inventories	20,764	16,624
Prepaid expenses and other	788	763
Taxes receivable	1,059	2,589
Deferred income taxes, net	39	13
Assets available for sale	146	—

Total Current Assets	66,959	63,720

Long-term marketable securities	—	750
Fixed assets, net of accumulated depreciation of $19,820 and $17,775	9,973	12,010
Goodwill	985	—
Purchased intangible assets, net of accumulated amortization of $2,357 and $1,733	3,142	1,858
Deferred income taxes, net	665	220
Other assets, net of accumulated amortization of $3,248 and $3,094	2,821	2,386

Total Assets	$84,545	$80,944

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of capital leases	$13	$11
Accounts payable	6,384	3,765
Deferred revenue	3,338	1,071
Accrued liabilities	6,280	2,087

Total Current Liabilities	16,015	6,934

Capital leases, net of current portion	18	29
Deferred revenue	109	56
Other long-term liabilities	2,797	2,540

Total Liabilities	18,939	9,559

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,500 and 13,459	145	135
Additional paid-in capital	90,967	85,584
Accumulated other comprehensive income (loss)	(804)	29
Accumulated deficit	(24,702)	(14,363)

Total Shareholders’ Equity	65,606	71,385

Total Liabilities and Shareholders’ Equity	$84,545	$80,944

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
Revenue	$95,799	$53,541	$76,561
Cost of sales	59,714	33,840	44,477

Gross profit	36,085	19,701	32,084

Operating expenses:
Research and development	12,612	8,372	10,473
Selling, general and administrative	33,046	21,724	29,311
Amortization of purchased intangibles	783	567	2,461
Asset impairment charges	—	—	27,701

Total operating expenses	46,441	30,663	69,946

Loss from operations	(10,356)	(10,962)	(37,862)

Other income (expense):
Interest income, net	70	314	862
Other, net	(38)	93	176

Total other income, net	32	407	1,038

Loss before income taxes	(10,324)	(10,555)	(36,824)
Income tax expense (benefit)	15	(2,906)	(2,247)

Net loss	$(10,339)	$(7,649)	$(34,577)

Basic and diluted net loss per share	$(0.72)	$(0.57)	$(2.65)

Shares used in basic and diluted per share calculations	14,286	13,319	13,071

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Shareholders’ Equity for The Years Ended December 31, 2010, 2009 and 2008

(In thousands)

			Additional	Accumulated Other	Retained	Total
	Common Stock		Paid-In	Comprehensive	Earnings	Shareholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at December 31, 2007	12,878	$129	$79,568	$45	$27,863	$107,605

Common stock issued pursuant to stock plans	286	3	1,395	—	—	1,398
Value of vested restricted stock withheld for tax liability	—	—	(59)	—	—	(59)
Stock-based compensation	—	—	2,531	—	—	2,531
Reversal of tax benefit related to stock options	—	—	(222)	—	—	(222)
Unrealized holding gain on investments	—	—	—	24	—	24
Net loss	—	—	—	—	(34,577)	(34,577)

Balance at December 31, 2008	13,164	132	83,213	69	(6,714)	76,700

Common stock issued pursuant to stock plans	295	3	546	—	—	549
Value of vested restricted stock withheld for tax liability	—	—	(161)	—	—	(161)
Stock-based compensation	—	—	1,870	—	—	1,870
Tax benefit related to stock options	—	—	116	—	—	116
Unrealized holding loss on investments	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(7,649)	(7,649)

Balance at December 31, 2009	13,459	135	85,584	29	(14,363)	71,385

Common stock issued pursuant to stock plans	293	3	499	—	—	502
Value of vested restricted stock withheld for tax liability	—	—	(165)	—	—	(165)
Stock-based compensation	—	—	1,879	—	—	1,879
Foreign currency translation	—	—	—	(804)	—	(804)
Common stock issued for acquisition	748	7	3,170	—	—	3,177
Unrealized holding loss on investments	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(10,339)	(10,339)

Balance at December 31, 2010	14,500	$145	$90,967	$(804)	$(24,702)	$65,606

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(10,339)	$(7,649)	$(34,577)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	4,888	4,348	5,867
Stock-based compensation, net	1,879	1,870	2,531
Impairment charges	—	—	27,701
Loss on disposal of long-lived assets	65	4	523
Loss on write-down and disposal of assets held for sale	118	40	15
Loss on write-down of contingent consideration held in escrow	115	—	—
Deferred income taxes	(1,410)	103	(721)
(Increase) decrease, net of the effect of acquisitions, in:
Accounts receivable, net	(6,758)	1,924	5,394
Inventories, net	3,833	2,455	(471)
Income taxes receivable	2,052	(1,586)	(1,003)
Prepaid expenses and other	(322)	530	471
Increase (decrease), net of effect of acquisitions, in:
Accounts payable	1,673	(345)	(48)
Deferred revenue	1,184	(306)	(150)
Accrued and other long-term liabilities	2,194	(1,530)	(1,625)

Net cash provided by (used in) operating activities	(828)	(142)	3,907

Cash flows from investing activities:
Purchase of marketable securities	(1,797)	(20,328)	(47,483)
Proceeds from sale of marketable securities	15,031	37,415	45,604
Purchase of fixed assets	(1,481)	(1,768)	(2,708)
Proceeds from sale or disposal of fixed assets and assets held for sale	—	376	296
Investment in other long-lived assets	—	(315)	(772)
Increase in restricted cash	(1,732)	—	—
Cash paid for acquisitions, net of cash acquired	(7,052)	—	(1,096)

Net cash provided by (used in) investing activities	2,969	15,380	(6,159)

Cash flows from financing activities:
Principal payments on capital lease obligations	(9)	(21)	(15)
Excess (reversal of) tax benefits related to stock options	—	116	(222)
Withholding taxes paid on net settlement of vested restricted stock units	(165)	(161)	(59)
Proceeds from issuances of common stock	502	549	1,398

Net cash provided by financing activities	328	483	1,102

Effect of exchange rate changes on cash and cash equivalents	(69)	—	—

Increase (decrease) in cash and cash equivalents	2,400	15,721	(1,150)

Cash and cash equivalents:
Beginning of year	19,471	3,750	4,900

End of year	$21,871	$19,471	$3,750

Supplemental disclosure of cash flow information:
Refunds received for income taxes, net	$1,478	$1,626	$1,176

Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisition	$3,177	$—	$—
Fair value of assets acquired from acquisition	21,029	—	—
Liabilities assumed from acquisition	5,406	—	—
Equipment acquired with capital lease	—	—	32
Increase in asset retirement obligation	—	25	—

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We design, develop and manufacture advanced wafer probing and test socket solutions for the electrical measurement and testing of high performance chips. We design, manufacture and assemble our products in Oregon, Germany and Minnesota, with global sales, service and support centers in Germany, Japan, Taiwan, China and Singapore.

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

Cash and Cash Equivalents

Included in cash and cash equivalents were cash equivalents of $5.3 million and $15.0 million at December 31, 2010 and 2009, respectively, which consisted of money market funds, and are stated at cost, which approximates market value. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits.

Marketable Securities

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

We periodically evaluate whether declines in fair values of our investments below their cost are “other-than-temporary.” This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.

Restricted Cash

Our restricted cash is held in accounts with banks that have issued guarantees to our customers for advance deposits on goods and services. The guarantees allow the banks to withdraw the restricted cash from our accounts and return the advanced deposit to the customer if goods are not delivered or services are not properly performed. All of the guarantees expire within 12 months of the balance sheet date and, accordingly, are recorded as a current asset on our consolidated balance sheets.

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

Charges (credits) to the allowance for doubtful accounts totaled $(0.1) million, $0.1 million and $0.8 million, respectively, in 2010, 2009 and 2008. Bad debt recoveries were $242,000 in 2010 and insignificant in 2009 and 2008. The allowance for doubtful accounts totaled $0.4 million and $1.0 million, respectively, at December 31, 2010 and 2009. The allowance for doubtful accounts at December 31, 2009 and 2008 included a specific reserve of $766,000 for one customer that was recorded in the fourth quarter of 2008.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Inventory reserve charges totaled $1.7 million, $0.9 million and $0.8 million respectively, in 2010, 2009 and 2008.

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter. Fixed assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest during 2010, 2009 or 2008.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow (“DCF”) analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In the fourth quarter of 2008, we performed our annual impairment test of goodwill, which indicated that the implied fair value of our identified reporting units was less than the carrying value of goodwill at December 31, 2008. Accordingly, we recorded an impairment charge of $17.4 million in the fourth quarter of 2008 and, as of December 31, 2009, we had no goodwill recorded on our balance sheet.

Goodwill of $1.0 million at December 31, 2010 relates to our acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”) in January 2010. See Notes 3 and 8. This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our impairment test performed in the fourth quarter of 2010 did not indicate any impairment of goodwill.

Purchased Intangible Assets

Purchased intangible assets include various intangible assets acquired through business acquisitions. These assets are amortized using the straight-line method over their estimated useful lives of one to ten years. Purchased intangible assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Other Assets

Other long-term assets at December 31, 2010 and 2009 included $1.4 million and $1.9 million, respectively, of internally developed patents, net. These assets are amortized using the straight-line method over estimated useful lives of one to eight years and have no significant residual value. Patent amortization totaled $0.4 million, $0.5 million and $0.5 million, respectively, in 2010, 2009 and 2008 and was included as a component of selling, general and administrative expense. Patents are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by us, including fixed assets, patents and intangible assets with determinable lives, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered not to be recoverable, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. In the fourth quarter of 2008, we performed our review of asset impairment and recorded a $10.2 million impairment charge against the purchased intangibles assets of Gryphics, Inc. and a $0.1 million impairment charge against our patents. Total asset impairment charges in 2008 were $27.7 million as follows (in thousands):

Year Ended December 31,	2008
Goodwill	$17,406
Purchased intangible assets	10,157
Patents	138

$27,701

In 2010, we recorded a $0.2 million charge for the write-down of certain equipment in connection with our restructuring activities. See Note 17. We did not record any impairment charges during 2009.

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

Revenue from product sales to customers and distributors that do not have special acceptance criteria is recognized when a written purchase order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, we ship our products with origin terms. For any shipments with destination terms, we defer revenue until delivery to the customer. Revenue from customers who have special acceptance criteria is not recognized until all acceptance criteria are satisfied. Revenue for installation services, consisting of assembly and testing, is recognized when the services are performed.

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

Significant Customers

No customer in 2010, 2009 or 2008 accounted for 10% or more of our total revenues. At December 31, 2010 and 2009, no customers represented more than 10% of our gross accounts receivable balance.

Product Warranty

We estimate a liability for costs to repair or replace products under warranty for a period of approximately twelve months when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical product repair costs. The liability for product warranties is included in accrued liabilities on our consolidated balance sheet. Product warranty activity was as follows (in thousands):

Warranty accrual, December 31, 2007	$501
Reductions for warranty charges	(728)
Additions to warranty reserve	540

Warranty accrual, December 31, 2008	313
Reductions for warranty charges	(489)
Additions to warranty reserve	453

Warranty accrual, December 31, 2009	277
Reductions for warranty charges	(634)
Additions to warranty reserve	1,058

Warranty accrual, December 31, 2010	$701

Additions to the warranty reserve in 2010 included accrued warranty costs of $0.5 million assumed with the acquisition of SUSS Test as discussed in Note 3.

Advertising

Advertising costs, which are included as a component of selling, general and administrative expense, are expensed as incurred and totaled $41,000, $64,000 and $172,000 in 2010, 2009 and 2008, respectively.

Research and Development

Research and development costs are expensed as incurred.

Forward Exchange Contracts

At times, we enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations on purchases and sales denominated in either the euro or Japanese yen. These foreign exchange contracts are not considered hedges and, as such, are recorded at fair value on the balance sheet with any changes in fair value included as other income (expense), net on our consolidated statements of operations. At December 31, 2010 and 2009, we had $1.6 million and $7.4 million, respectively, of forward exchange contracts outstanding. The unrealized gain (loss) on contracts outstanding at December 31, 2010 and 2009 was $(39,000) and $49,000, respectively.

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

We recognize the benefits of tax return positions when it is determined that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. At December 31, 2010, we had total unrecognized tax benefits of $0.3 million. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

Since we were in a loss position for all periods presented, basic loss per share is the same as diluted loss per share for all periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,585, 1,396 and 1,545, respectively, for 2010, 2009 and 2008.

Stock-Based Compensation

We calculate stock-based compensation expense utilizing fair value-based methodologies and recognize the expense on a straight-line basis over the vesting period of such awards. Compensation expense recorded for awards that do not vest is reversed in the period that it is determined that the award will not vest.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as changes in shareholders’ equity exclusive of transactions with owners, such as capital contributions and dividends. Comprehensive income (loss) was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(10,339)	$(7,649)	$(34,577)
Unrealized holding gains (losses)	(29)	(40)	24
Change in cumulative translation adjustment	(804)	—	—

Comprehensive income (loss)	$(11,172)	$(7,689)	$(34,553)

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

Foreign Currency Translation

The euro is the functional currency of our manufacturing subsidiary in Germany. Assets and liabilities are translated into U.S. dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of assets and liabilities are included in accumulated other comprehensive income (loss).

The functional currency of all other foreign subsidiaries is the U.S. dollar. Nonmonetary balance sheet items are remeasured at historical rates and monetary balance sheet items are remeasured at current rates. Exchange gains and losses from remeasurement of monetary assets and liabilities are recognized currently in our consolidated statement of operations.

NOTE 2. RECENT ACCOUNTING GUIDANCE

Accounting Guidance Recently Adopted

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009 and are included in Note 5 to the extent applicable. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of this guidance did not have an effect on our financial position, results of operations or cash flows.

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

NOTE 3. ACQUISITION OF SUSS TEST

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

Acquisition costs incurred of $0.8 million were primarily incurred in the first quarter of 2010 and are included in our consolidated statement of operations as a component of selling, general and administrative expenses for 2010. Due to restructuring and continued integration of the combined businesses and product lines since the date of acquisition, it is impractical to determine the revenue and earnings contributed by SUSS Test. Pro forma results of operations are not required as the Acquisition was not significant.

NOTE 4. MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

December 31,	2010	2009
Fair value:
Municipal obligations	$—	$7,610
Corporate obligations	751	4,465
Corporate equities	119	—
U.S. agencies	—	2,058

	$870	$14,133

Cost:
Municipal obligations	$—	$7,587
Corporate obligations	751	4,461
Corporate equities	119	—
U.S. agencies	—	2,056

	$870	$14,104

Fair value by maturity:
Within one year	$751	$13,383
One to two years	—	750
Corporate equities	119	—

	$870	$14,133

Gross unrealized holding gains:
Municipal obligations	$—	$23
Corporate obligations	—	4
U.S. agencies	—	2

	$—	$29

Realized gains and losses on marketable securities were immaterial during 2010, 2009 and 2008. At December 31, 2010 and 2009, we had no unrealized losses on our marketable securities.

NOTE 5. FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are reported at fair value on a recurring basis (in thousands):

	December 31,
	2010		2009
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – municipal obligations	$—	—	$7,610	Level 2
Marketable securities – corporate obligations	$751	Level 2	$4,465	Level 2
Marketable securities- corporate equities	$119	Level 1	$—	—
Marketable securities – U.S. agencies	$—	—	$2,058	Level 2
Forward sale contracts for Japanese yen	$1,602	Level 2	$1,625	Level 2
Forward purchase contract for euros	$—	—	$5,762	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts on our balance sheet. We record the net unrealized gain or loss in our balance sheet and as a component of other income (expense).

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Equipment classified as held for sale at December 31, 2010 of $146,000 is measured at fair value on a non-recurring basis using the estimated selling prices of similar equipment, net of estimated costs to sell. See Note 17.

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

December 31,	2010	2009
Raw materials	$12,437	$9,780
Work-in-process	2,495	1,179
Finished goods	5,832	5,665

	$20,764	$16,624

NOTE 7. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

December 31,	2010	2009
Equipment	$22,293	$22,551
Leasehold improvements	7,085	7,005
Construction in progress	415	229

	29,793	29,785
Less accumulated depreciation	(19,820)	(17,775)

	$9,973	$12,010

Depreciation expense was $3.7 million, $3.3 million and $2.9 million, respectively, in 2010, 2009 and 2008.

NOTE 8. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The change in goodwill was as follows (in thousands):

Year Ended December 31,	2010	2009
Balance, beginning of period	$—	$—
Acquisition of SUSS Test	1,058	—
Effect of exchange rate changes	(73)	—

Balance, end of period	$985	$—

Purchased Intangible Assets

Purchased intangible assets, net, included the following (in thousands):

December 31,	2010	2009
Customer relationships	$3,265	$2,465
Accumulated amortization	(1,682)	(1,178)

	1,583	1,287
Other	2,234	1,126
Accumulated amortization	(675)	(555)

	1,559	571

Total purchased intangible assets, net	$3,142	$1,858

Purchased intangible asset amortization totaled $0.8 million, $0.6 million and $2.5 million, respectively, in 2010, 2009 and 2008 and was included as a component of selling, general and administrative expense.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

2011	$813
2012	720
2013	573
2014	378
2015	287
Thereafter	371

$3,142

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

December 31,	2010	2009
Accrued compensation and benefits	$1,897	$979
Accrued income taxes	1,342	35
Accrued warranty	701	277
Accrued commissions	649	233
Straight-line lease accrual	339	160
Accrued restructuring costs	310	—
Other	1,042	403

	$6,280	$2,087

NOTE 10. INCOME TAXES

Domestic and foreign pre-tax income (loss) was as follows (in thousands):

Year Ended December 31,	2010	2009	2008
Domestic	$(11,237)	$(11,169)	$(35,546)
Foreign	913	614	(1,278)

	$(10,324)	$(10,555)	$(36,824)

The income tax expense (benefit) consisted of the following (in thousands):

Year Ended December 31,	2010	2009	2008
Current:
Federal	$—	$(3,084)	$(763)
State	22	31	34
Foreign	1,521	44	51

Total current	1,543	(3,009)	(678)
Deferred:
Federal	—	—	(1,749)
State	—	—	51
Foreign	(1,528)	103	129

Total deferred	(1,528)	103	(1,569)

Income tax expense (benefit)	$15	$(2,906)	$(2,247)

The income tax provision (benefit) varies from the amounts computed by applying the Federal statutory rate of 34% to loss before income taxes as follows (in thousands):

Year Ended December 31,	2010	2009	2008
Federal income tax benefit computed at statutory rates	$(3,517)	$(3,588)	$(12,520)
Difference in foreign tax rate	(34)	(33)	(87)
State income taxes, net of federal benefit	(36)	31	12
Stock-based compensation	99	196	457
Tax credits (R&D and foreign tax credit)	(211)	(166)	(151)
Expiration of tax credits	324	221	259
Change in valuation allowance	1,917	364	5,475
Tax exempt interest income	(11)	(89)	(259)
Unrecognized tax benefits	142	73	(355)
AMT credit	65	302	(477)
Goodwill impairment	—	—	4,898
Foreign earnings not permanently reinvested	822	—	—
Other	455	(217)	501

Provision (benefit) for income taxes	$15	$(2,906)	$(2,247)

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

December 31,	2010	2009
Current deferred tax assets:
Reserves and allowances	$443	$592
Inventory	1,681	1,270
Accrued vacation	79	67
Other current deferred tax assets	284	147

Gross current deferred tax assets	2,487	2,076
Valuation allowance	(2,403)	(2,050)

Net current deferred tax assets	84	26

Current deferred tax liabilities:
Loss on forward contracts	(45)	(13)

Current deferred tax assets, net	39	13

Non-current deferred tax assets:
Reserves and allowances	158	113
Federal and state net operating loss carryforwards	3,511	1,368
Federal and state tax credits	3,112	3,238
Stock-based compensation	1,131	858
Other non-current deferred tax assets	1,489	1,279

Gross non-current deferred tax assets	9,401	6,856
Valuation allowance	(6,817)	(5,253)

Net non-current deferred tax assets	2,584	1,603

Non-current deferred tax liabilities:
Patents	(549)	(735)
Foreign earnings	(822)	—
Other non-current deferred tax liabilities	(548)	(648)

Total non-current deferred tax liabilities	(1,919)	(1,383)

Non-current deferred tax assets, net	665	220

Net total deferred tax assets	$704	$233

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

The net increase in the total valuation allowance was $1.9 million, $0.4 million and $5.5 million, respectively, in 2010, 2009 and 2008. The valuation allowance as of December 31, 2010 and 2009 was $9.2 million and $7.3 million, respectively. The $1.9 million increase in our valuation allowance in 2010 primarily related to the increase of valuation allowance on net operating loss carryforwards. The $0.4 million increase in our valuation allowance in 2009 resulted from the changes in our deferred tax assets and liabilities and the maintenance of the valuation allowance against deferred tax assets. In 2008, we recorded a $4.7 million charge to establish a full valuation allowance against our domestic deferred tax assets, and increased the valuation allowance against foreign deferred tax assets by $0.5 million.

Net deferred tax assets of $0.7 million at December 31, 2010 primarily related to temporary differences in our foreign subsidiaries.

In 2010, there was no income tax benefit for employee stock option transactions. In 2009, income tax benefits attributable to employee stock option transactions of $0.1 million were allocated to shareholders’ equity. In 2008, income tax benefits of $0.2 million attributable to employee stock option transactions, which were previously allocated to shareholders’ equity, were reversed.

We had federal and state research and experimentation credit carryforwards of approximately $2.9 million at December 31, 2010 to offset against future taxable income. These carryforwards expire beginning 2011 through 2030.

A reconciliation of unrecognized tax benefits was as follows (in thousands):

Balance, December 31, 2007	$1,125
Increases due to tax positions taken during a prior year	618
Decreases due to tax positions taken during a prior year	(1,078)

Balance, December 31, 2008	665
Increases due to tax positions taken during a prior year	15
Decreases due to tax positions taken during a prior year	(545)

Balance, December 31, 2009	135
Increases due to tax positions taken during the current year	145
Decreases due to tax positions taken during a prior year	(3)

Balance, December 31, 2009	$277

All of the unrecognized tax benefits at December 31, 2010 would have an impact on the effective tax rate if recognized. In April 2009, we settled the IRS audit of our 2007 and 2006 tax returns. As a result of the settlement, we released tax contingencies and recorded an income tax benefit of $0.4 million. Interest and penalties released during 2009 and 2008 totaled $65,000 and $135,000, respectively. Interest and penalties in 2010 were insignificant. Interest and penalties accrued on unrecognized tax benefits as of December 31, 2010 were also insignificant.

The tax years which remained open to examination in our major taxing jurisdictions as of December 31, 2010 were as follows:

Jurisdiction	Open Tax Years
U.S.	2007-2010
Japan	2004-2010
United Kingdom	2008-2009
Taiwan	2009-2010
China	2009-2010
Germany	2009-2010

We provided for deferred taxes, net of a full valuation allowance, on a portion of the non-repatriated earnings of our subsidiary in Japan as of December 31, 2010. We did not provide for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $2.5 million.

NOTE 11. OTHER, NET

Other income (expense), net consisted of the following (in thousands):

Year ended December 31,	2010	2009	2008
Interest income, net	$70	$314	$862
Foreign currency gains (losses)	(26)	198	458
Losses on foreign currency forward contracts	(73)	(140)	(409)
Other	61	35	127

	$32	$407	$1,038

NOTE 12. STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2010	2009	2008
Weighted average grant-date per share fair value of share options granted	$2.42	$1.79	$4.46
Total intrinsic value of share options exercised	23	22	301
Fair value of restricted shares vested	777	547	214

No stock-based compensation was capitalized as a part of an asset during the years ended December 31, 2010, 2009 or 2008.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2010	2009	2008
Cost of sales	$228	$289	$369
Research and development	325	272	324
Selling, general and administrative	1,326	1,309	1,838

	$1,879	$1,870	$2,531

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2010	2009	2008
Stock Option Plan
Risk-free interest rate	1.9% -2.8%	2.3%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	60.2% -62.0%	58.1%	54.2%

Employee Stock Purchase Plan
Risk-free interest rate	0.2% -0.3%	0.2% - 0.7%	1.9% - 2.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months –2 years	6 months –2 years
Expected volatility	49.3% -53.2%	67.7% - 122.2%	29.2% - 43.7%

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

Stock Incentive Plans

Our stock incentive plans include our 1993 Stock Incentive Plan (the “1993 Plan”), our 2000 Stock Incentive Plan (the “2000 Plan”) and our 2010 Stock Incentive Plan (the “2010 Plan”) (together, the “Plans”) and provide for the granting of incentive stock options, nonqualified stock options and restricted stock units (“RSUs”). Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is 10 years, and the right to exercise options granted generally vests as to 20% at the end of the first year and then as to 1.67% per month thereafter with full vesting occurring on the fifth anniversary. Grants of restricted stock units generally vest 25% each year over four years. The 1993 Plan expired during 2003 and any remaining unissued options were canceled. Options currently outstanding under the 1993 Plan will not be available for reissuance upon cancellation. We have authorized a total of 3.0 million shares of common stock for issuance under the 2000 Plan and 1.3 million shares under the 2010 Plan.

At December 31, 2010, 731,134 shares were available for future grants, and we had 2,314,847 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2010 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2009	897,189	$7.10
Granted	276,490	4.17
Exercised	(31,962)	3.11
Forfeited	(348,014)	5.73

Outstanding at December 31, 2010	793,703	6.85

Certain information regarding options outstanding as of December 31, 2010 was as follows:

	Options Outstanding	Options Exercisable
Number	793,703	458,680
Weighted average exercise price	$6.85	$8.86
Aggregate intrinsic value	$199,811	$48,214
Weighted average remaining contractual term	6.1 years	3.9 years

The aggregate intrinsic value in the table above is based on our closing stock price of $4.35 on December 31, 2010, which would have been received by the optionees had all of the options with exercise prices less than $4.35 been exercised on that date.

RSU activity for the year ended December 31, 2010 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2009	478,441	$7.32
Granted	608,736	4.21
Vested	(192,726)	4.03
Forfeited	(103,104)	6.04

Outstanding at December 31, 2010	791,347	5.90

As of December 31, 2010, total unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $3.4 million, which will be recognized over the weighted average remaining vesting period of 2.7 years.

Significant 2010 Grants

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

Employee Stock Purchase Plan

The terms of our 2004 Employee Share Purchase Plan (the “2004 ESPP”) provide for an annual increase in available shares of up to 100,000, upon board approval, beginning in 2006. In accordance with these terms, in January 2011, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 700,000 to 800,000. In 2009, the Board of Directors authorized an amendment of the 2004 ESPP to reduce the offering period of the plan from two-years to six-months, and changed the enrollment date to the first trading day on or after May 1 and November 1 of each year. Modification of the 2004 ESPP resulted in incremental compensation expense of $54,000 in 2009.

Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to have between 2% and 15% of their compensation withheld to purchase shares of common stock at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. No more than $12,500 can be withheld to purchase shares of common stock in each offering period. The exercise date is the last trading day of each offering period and participating employees are automatically enrolled in the new offering period. During the year ended December 31, 2010, we issued 114,249 shares pursuant to the 2004 ESPP at a weighted average price of $3.49 per share, which represented a weighted average discount of $0.62 per share from the fair market value on the dates of purchase, and 60,773 shares remained available for purchase as of December 31, 2010.

NOTE 13. RELATED PARTY TRANSACTIONS

FEI Company

During 2010 and 2009, we purchased certain equipment and services for $31,000 and $21,000, respectively, from FEI Company (“FEI”). There were no purchases from FEI in 2008. At December 31, 2010 and 2009, we had no outstanding payables to FEI. In addition, FEI purchased certain equipment from us for a total of $1,100, $2,000 and $14,000, respectively, during 2010, 2009 and 2008. At December 31, 2010 and 2009 we had no outstanding receivables from FEI. One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI.

Raytheon, Inc.

During 2010, 2009 and 2008, we did not purchase any equipment or services from Raytheon, Inc. However, Raytheon purchased certain equipment from us for a total of $571,000, $382,000 and $296,000, respectively, during 2010, 2009 and 2008. At December 31, 2010 and 2009, we had receivables from Raytheon, Inc. of $31,000 and $145,000, respectively. One of the members of our Board of Directors, Mr. William Spivey, is a member of the Board of Directors of Raytheon, Inc.

NOTE 14. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan which allows eligible employees to contribute a certain percentage of their salary. We match 50% of eligible employees’ contributions, up to a maximum of 3% of the employees’ earnings. The 401(k) match was suspended during the first quarter of 2009 and remained suspended through 2010. Our matching contribution for the savings plan was $22,000 and $364,000 in 2009 and 2008, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Leases and Subleases

We lease office and manufacturing space under operating leases that expire at various dates through 2015. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facilities. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease including any periods of free rent. We also have certain equipment under capital lease with a cost basis of $53,000 and accumulated depreciation of $29,000 at December 31, 2010.

Future minimum lease payments under non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2011	$3,365	$13
2012	2,993	13
2013	2,985	6
2014	3,017	—
2015	2,040	—
Thereafter	536	—

Total minimum lease payments	$14,936	32

Less amounts representing interest		(1)

Present value of future minimum lease payments		$31

Lease expense was $3.0 million, $2.6 million and $2.8 million, respectively, in 2010, 2009 and 2008. Depreciation expense related to capital leases was $10,000, $10,000 and $15,000, respectively, in 2010, 2009 and 2008.

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

Year Ended December 31, 2010	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$65,422	$30,377	$—	$95,799
Gross profit	$23,354	$12,731	$—	$36,085
Gross margin	35.7%	41.9%	—	37.7%
Income (loss) from operations	$5,353	$(2,245)	$(13,464)	$(10,356)

Year Ended December 31, 2009
Revenue	$28,951	$24,590	$—	$53,541
Gross profit	$9,190	$10,511	$—	$19,701
Gross margin	31.7%	42.7%	—	36.8%
Loss from operations	$(917)	$(154)	$(9,891)	$(10,962)

Year Ended December 31, 2008
Revenue	$40,870	$35,691	$—	$76,561
Gross profit	$13,697	$18,387	$—	$32,084
Gross margin	33.5%	51.5%	—	41.9%
Income (loss) from operations	$6,697	$(144)	$(44,415)	$(37,862)

No customer accounted for 10% or more of our total revenue in 2010, 2009 or 2008.

Our revenues by geographic area were as follows (in thousands):

Year Ended December 31,	2010	2009	2008
United States	$24,447	$16,599	$26,079
Asia Pacific	43,418	26,095	36,462
Europe	25,109	9,105	12,146
Other	2,825	1,742	1,874

	$95,799	$53,541	$76,561

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2010	2009
United States	$13,732	$14,491
Asia Pacific	766	949
Europe	2,423	814

	$16,921	$16,254

NOTE 17. RESTRUCTURING

2010 Restructuring

Subsequent to the acquisition of SUSS Test in January 2010, we began to restructure and integrate the combined businesses, which resulted in severance charges and inventory write-offs. In the second quarter of 2010, we restructured our sockets business in Minnesota, which resulted in severance charges, inventory write-offs and shorter useful lives of certain equipment. In the fourth quarter of 2010, in connection with our ongoing integration of the operations of SUSS Test, we announced plans to restructure and consolidate our sales organization and manufacturing operations. Manufacturing operations for our Systems business will be consolidated at our Dresden, Germany facility over the next 12 months, and manufacturing operations for our Probes business will be consolidated at one of our manufacturing facilities in Beaverton, Oregon over the next 6 months. Our sales offices in Vermont and Arizona were closed in the fourth quarter of 2010.

Total restructuring charges in 2010 were $2.7 million, primarily for severance and inventory write-offs.

2008 Restructuring

In the third quarter of 2008, we closed our machine shop, eliminated the divisional infrastructure, and reorganized across functional lines. Machine shop equipment with a net book value of $0.7 million was transferred from fixed assets to assets held for sale. Sales of assets held for sale resulted in a gain of $0.2 million in 2008. The remaining assets held for sale at December 31, 2008 were written down by $0.2 million to the lower of their carrying value or estimated fair value less cost to sell of $0.4 million.

The closure of the machine shop and reorganization along functional lines resulted in a severance charge of $0.5 million. All severance costs related to the restructuring in the third quarter of 2008 had been paid as of December 31, 2008.

Summary

Restructuring costs were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Termination and severance related	$1,307	$—	$480
Inventory charges on discontinued products	1,076	—	—
Equipment write-downs	224	—	228
Gain on sale of assets held for sale	—	—	(213)
Lease abandonment and termination	77	—	—

	$2,684	$—	$495

Restructuring costs were included in our consolidated statement of operations as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of sales	$1,359	$—	$—
Research and development	127	—	—
Selling, general and administrative	1,198	—	495

	$2,684	$—	$495

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Year Ended December 31, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write- Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$—	$1,307	$(1,222)	$191	$276
Inventory related to discontinued products	—	1,076	—	(1,076)	—
Equipment write-downs	—	224	—	(224)	—
Lease abandonment and termination	—	77	(43)	—	34

	$—	$2,684	$(1,265)	$(1,109)	$310

We expect accrued restructuring costs as of December 31, 2010 to be paid by the end of 2011.

NOTE 18. SUBSEQUENT EVENTS

2004 ESPP

In January 2011, pursuant to the terms of the 2004 ESPP, and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 700,000 to 800,000.

SCHEDULE II

Cascade Microtech, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 2010, 2009 and 2008

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (a)	Balance at End of Period
Year Ended December 31, 2008:

Allowance for uncollectible accounts	$203	$828	$—	$(2)	$1,029
Inventory reserves	$2,149	$827	$—	$(151)	$2,825

Year Ended December 31, 2009:

Allowance for uncollectible accounts	$1,029	$61	$—	$(116)	$974
Inventory reserves	$2,825	$854	$—	$(152)	$3,527

Year Ended December 31, 2010:

Allowance for uncollectible accounts	$974	$(121)	$—	$(438)	$415
Inventory reserves	$3,527	$1,693	$—	$(231)	$4,989

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.