Form 10-Q
period 2011-03-31
CASCADE MICROTECH INC
filed 2011-05-06
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock outstanding as of May 6, 2011 was 14,616,290.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$17,085	$21,871
Short-term marketable securities	2,498	870
Restricted cash	1,975	1,704
Accounts receivable, net of allowances of $325 and $415	20,358	19,718
Inventories	22,137	20,764
Prepaid expenses and other	1,551	934
Taxes receivable	—	1,059
Deferred income taxes, net	39	39

Total Current Assets	65,643	66,959

Long-term marketable securities	3,258	—
Fixed assets, net of accumulated depreciation of $20,684 and $19,820	10,233	9,973
Goodwill	1,063	985
Purchased intangible assets, net of accumulated amortization of $1,857 and $1,654	2,939	3,142
Deferred income taxes, net	695	665
Other assets, net of accumulated amortization of $3,365 and $3,248	2,656	2,821

Total Assets	$86,487	$84,545

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	7,792	6,384
Deferred revenue	3,326	3,338
Accrued liabilities	5,356	6,293

Total Current Liabilities	16,474	16,015

Deferred revenue	117	109
Other long-term liabilities	2,778	2,815

Total Liabilities	19,369	18,939

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,556 and 14,500	146	145
Additional paid-in capital	91,258	90,967
Accumulated other comprehensive income (loss)	310	(804)
Accumulated deficit	(24,596)	(24,702)

Total Shareholders’ Equity	67,118	65,606

Total Liabilities and Shareholders’ Equity	$86,487	$84,545

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2011	2010
Revenue	$27,845	$19,959
Cost of sales	16,617	14,573

Gross profit	11,228	5,386

Operating expenses:
Research and development	3,207	3,466
Selling, general and administrative	7,611	9,856
Amortization of purchased intangibles	203	180

Total operating expenses	11,021	13,502

Income (loss) from operations	207	(8,116)

Other income (expense):
Interest income, net	19	32
Other, net	(17)	(88)

Total other income (expense), net	2	(56)

Income (loss) before income taxes	209	(8,172)
Income tax expense (benefit)	103	(772)

Net income (loss)	$106	$(7,400)

Basic net income (loss) per share	$0.01	$(0.53)

Diluted net income (loss) per share	$0.01	$(0.53)

Shares used in per share calculations:
Basic	14,528	14,025

Diluted	14,947	14,025

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$106	$(7,400)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,165	1,243
Stock-based compensation, net	480	479
Loss on disposal of long-lived assets	—	40
Loss on write-down of assets held for sale	25	—
Deferred income taxes	(16)	(519)
(Increase) decrease, net of the effect of acquisition, in:
Accounts receivable, net	(487)	(383)
Inventories	(888)	2,269
Income taxes receivable	1,059	13
Prepaid expenses and other	(521)	(833)
Increase (decrease), net of the effect of acquisition, in:
Accounts payable	998	805
Deferred revenue	(40)	(890)
Accrued and other long-term liabilities	(1,102)	1,864

Net cash provided by (used in) operating activities	779	(3,312)

Cash flows from investing activities:
Purchase of marketable securities	(5,756)	(1,797)
Proceeds from sale of marketable securities	875	4,035
Purchase of fixed assets	(794)	(387)
Increase in restricted cash	(132)	—
Cash paid for acquisition, net of cash acquired	—	(7,052)

Net cash used in investing activities	(5,807)	(5,201)

Cash flows from financing activities:
Principal payments on capital lease obligations	(4)	(3)
Witholding taxes paid on net settlement of vested restricted stock units	(188)	(50)
Proceeds from issuances of common stock	—	60

Net cash provided by (used in) financing activities	(192)	7

Effect of exchange rate changes on cash	434	(204)

Decrease in cash and cash equivalents	(4,786)	(8,710)

Cash and cash equivalents:
Beginning of period	21,871	19,471

End of period	$17,085	$10,761

Supplemental disclosure of cash flow information:
Refunds received for income taxes, net	$1,178	$13

Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisition	$—	$3,177
Fair value of assets acquired from acquisition	—	21,029
Liabilities assumed from acquisition	—	(5,406)

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010 is derived from our 2010 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges of $0.3 million and $1.6 million, respectively, in the first quarter of 2011 and 2010. Inventory charges for the first quarter of 2010 included restructuring costs of $1.0 million for discontinued products.

Inventories consisted of the following (in thousands):

	March 31,	December 31
	2011	2010
Raw materials	$13,881	$12,437
Work-in-process	2,892	2,495
Finished goods	5,364	5,832

	$22,137	$20,764

Note 3. Net Income (Loss) Per Share

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

Three Months Ended March 31,	2011	2010
Shares used to calculate basic net income (loss) per share	14,528	14,025
Dilutive effect of outstanding stock options and restricted stock units (“RSUs”)	419	—

Shares used to calculate diluted net income (loss) per share	14,947	14,025

Securities not considered as they would have been antidilutive	659	1,259

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

Three Months Ended March 31,	2011	2010
Net income (loss)	$106	$(7,400)
Unrealized holding gains (losses)	4	(10)
Change in cumulative translation adjustment	1,110	(611)

Comprehensive income (loss)	$1,220	$(8,021)

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

Three Months Ended March 31,	2011	2010
Warranty accrual, beginning of period	$701	$277
Reductions for warranty charges	(398)	(211)
Additions to warranty reserve	395	625

Warranty accrual, end of period	$698	$691

Additions to the warranty reserve for the first quarter of 2010 included accrued warranty costs of $0.5 million assumed with the acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”).

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

Three Months Ended March 31,	2011	2010
Balance, beginning of period	$985	$—
Acquisition of SUSS Test	—	1,058
Effect of exchange rate changes	78	(23)

Balance, end of period	$1,063	$1,035

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	March 31,	December 31,
	2011	2010
Customer relationships	$2,465	$2,465
Other	2,331	2,331

	4,796	4,796
Less accumulated amortization	(1,857)	(1,654)

	$2,939	$3,142

Purchased intangible asset amortization totaled $0.2 million in the first quarter of 2011 and 2010.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2011	$610
2012	720
2013	572
2014	378
2015	288
Thereafter	371

$2,939

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued compensation and benefits	$1,744	$1,897
Accrued income taxes	1,377	1,342
Accrued warranty	698	701
Accrued commissions	510	649
Deferred rent accrual	354	339
Accrued restructuring costs	168	310
Other	505	1,055

	$5,356	$6,293

Note 8. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our statement of operations as follows (in thousands):

Three Months Ended March 31,	2011	2010
Cost of sales	$50	$49
Research and development	108	39
Selling, general and administrative	322	391

	$480	$479

Stock Incentive Plans

Stock option activity for the first three months of 2011 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	793,703	$6.85
Granted	72,631	6.28
Exercised	—	—
Forfeited	(17,135)	6.68

Outstanding at March 31, 2011	849,199	6.80

RSU activity for the first three months of 2011 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2010	791,347	$5.90
Granted	52,653	6.28
Vested	(85,315)	5.43
Forfeited	(23,377)	5.28

Outstanding at March 31, 2011	735,308	6.00

As of March 31, 2011, total unrecognized stock-based compensation related to outstanding, but unvested options and RSUs was $3.4 million, which will be recognized over the weighted average remaining vesting period of 2.7 years.

Employee Stock Purchase Plan

In January 2011, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 700,000 to 800,000. There were no purchases of stock in the first quarter of 2011 under the ESPP.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended March 31, 2011	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$19,532	$8,313	$—	$27,845
Gross profit	$7,269	$3,959	$—	$11,228
Gross margin	37.2%	47.6%	—	40.3%
Income (loss) from operations	$3,228	$(111)	$(2,910)	$207

Three Months Ended March 31, 2010
Revenue	$12,658	$7,301	$—	$19,959
Gross profit	$2,774	$2,612	$—	$5,386
Gross margin	21.9%	35.8%	—	27.0%
Loss from operations	$(2,007)	$(1,320)	$(4,789)	$(8,116)

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

No customer accounted for 10% or greater of our total revenue in the three-month periods ended March 31, 2011 or 2010.

Note 10. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are reported at fair value on a recurring basis (in thousands):

	March 31, 2011		December 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$4,247	Level 2	$751	Level 2
Marketable securities – corporate equities	$—	—	$119	Level 1
Marketable securities – U.S. agencies	$1,509	Level 2	$—	—
Forward sale contracts for Japanese yen	$1,684	Level 2	$1,602	Level 2

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

Equipment classified as held for sale at March 31, 2011 of $121,000 is measured at fair value on a non-recurring basis using the estimated selling prices of similar equipment, net of estimated costs to sell. During the first quarter of 2011, we recorded an impairment charge of $25,000 as a component of selling, general and administrative on our equipment held for sale.

Note 11. Restructuring

In the first quarter of 2011, we recorded a net reversal of restructuring charges related to the previously announced integration and consolidation of our manufacturing operations and sales organization. Manufacturing operations for our Systems business are being consolidated at our Dresden, Germany facility and manufacturing operations for our Probes business are being consolidated at one of our Beaverton, Oregon facilities. We expect the consolidation of our Systems manufacturing operations to be complete by the end of 2011, and the consolidation of our Probes manufacturing operations to be complete by the end of the second quarter of 2011. The restructuring of our sales organization was completed during the first quarter of 2011.

Restructuring costs (reversals) were included in our statement of operations as follows (in thousands):

Three Months Ended March 31,	2011	2010
Cost of sales	$59	$1,097
Research and development	—	96
Selling, general and administrative	(166)	935

	$(107)	$2,128

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Three Months Ended March 31, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Termination and severance related	$276	$(117)	$(26)	$11	$144
Lease abandonment	34	10	(20)	—	24

	$310	$(107)	$(46)	$11	$168

We expect all accrued termination and severance related costs will be paid by the end of 2011. We also expect to incur additional lease abandonment and facility vacating charges totaling approximately $4.9 million to $5.4 million throughout the remainder of 2011 related to the consolidation of our manufacturing operations.

Note 12. Recent Accounting Guidance

ASU 2010-17

Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 effective January 1, 2011 did not have any effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including, but not limited to, statements regarding industry prospects; future results of operations or financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; the outcome of any litigation to which we are a party; our accounting and tax policies; our future strategies regarding investments, product offerings, research and development, market share, and strategic relationships and collaboration; our dividend policies; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2011. These risk factors have not significantly changed since they were filed with our Form 10-K and included the following:

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

•	We may make acquisitions, which could be costly, difficult to integrate with our operations, divert management resources and dilute shareholder value.

•	Intense competition in the semiconductor wafer probing business may reduce demand for our products and reduce our sales.

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

•	We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results.

•	Due to our significant international operations and sales, we are exposed to foreign currency exchange rate risks that could adversely affect our revenues, gross margins and results of operations.

•	Failure to retain key managerial, technical, sales and marketing personnel, independent manufacturers’ representatives and distributors or to attract new key personnel could harm our business.

•	Our customers’ evaluation processes can lead to lengthy sales cycles, during which we may incur significant costs that may not result in sales.

•	If our products contain defects, our reputation would be damaged, and we could lose customers and revenue and incur warranty expenses.

•	If we fail to protect our proprietary technology and rights, competitors may be able to use our technologies, which would weaken our competitive position and could reduce our sales.

•	Intellectual property infringement claims by or against us may result in litigation, the cost of which could be substantial and could prevent us from selling our products.

•

Our growth could strain our personnel and infrastructure resources, and, if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

•	Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

•	Any disruption in the operations of our manufacturing facilities could harm our business.

•	We rely on suppliers and contract manufacturers for the products we sell.

•	Some of our customers may experience sudden and unexpected changes in their financial condition, resulting in decreased sales and bad debts.

•	A reorganization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

•	We may fail to comply with environmental regulations, which could result in significant costs and harm our business.

•	Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

•	We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

•	Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

•	We may be exposed to uninsured risks if the type and amount of coverage we carry are not adequate, or the insurance company is unable honor claims.

•	Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

•	The anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that shareholders may consider beneficial.

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

Overview

Revenue in the first quarter of 2011 increased $7.8 million, or 39.5%, to $27.8 million compared to the revenue of $20.0 million in the first quarter of 2010 as a result of improvements the semiconductor and semiconductor equipment markets. Net income in the first quarter of 2011 was $0.1 million compared to a net loss of $7.4 million in the first quarter of 2010, primarily due to the increase in revenue and a reduction in acquisition and restructuring related charges.

Outlook

Based on our current backlog and projected bookings, we anticipate revenues will be in the range of $26 million to $29 million for the second quarter of 2011.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, lives and recoverability of equipment and other long-lived assets, warranty obligations, deferred income tax assets, unrecognized income tax benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 2, 2011.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of sales	59.7	73.0

Gross profit	40.3	27.0
Operating expenses:
Research and development	11.5	17.4
Selling, general and administrative	27.3	49.4
Amortization of purchased intangibles	0.7	0.9

Total operating expenses	39.6	67.6

Income (loss) from operations	0.7	(40.7)
Other income (expense), net	0.0	(0.3)

Income (loss) before income taxes	0.8	(40.9)
Income tax expense (benefit)	0.4	(3.9)

Net income (loss)	0.4%	(37.1)%

(1)	Percentages may not add due to rounding.

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended March 31, 2011	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$19,532	$8,313	$—	$27,845
Gross profit	$7,269	$3,959	$—	$11,228
Gross margin	37.2%	47.6%	—	40.3%
Income (loss) from operations	$3,228	$(111)	$(2,910)	$207

Three Months Ended March 31, 2010
Revenue	$12,658	$7,301	$—	$19,959
Gross profit	$2,774	$2,612	$—	$5,386
Gross margin	21.9%	35.8%	—	27.0%
Loss from operations	$(2,007)	$(1,320)	$(4,789)	$(8,116)

Revenue

Revenue increased $7.8 million, or 39.5%, to $27.8 million in the first quarter of 2011 compared to $20.0 million in the first quarter of 2010 as described in more detail below.

Systems

Systems revenue increased $6.8 million, or 54.3%, to $19.5 million in the first quarter of 2011 compared to $12.7 million in the first quarter of 2010. Certain financial information which contributed to the Systems revenue results was as follows:

First quarter of 2011 compared to first quarter of 2010
Percentage increase in unit sales	17.9%
Percentage increase in average sales price	31.9%

We realized increased unit sales in the first quarter of 2011 compared to the first quarter of 2010 due to an improvement in the semiconductor equipment market.

Average sales prices in the first quarter of 2011 compared to the first quarter of 2010 were positively affected by changes in sales mix, as a higher number of higher-end 300mm and special application systems were sold.

Probes and Sockets

Probes and Sockets revenue increased $1.0 million, or 13.9%, to $8.3 million in the first quarter of 2011 compared to $7.3 million in the first quarter of 2010. This increase was primarily the result of higher unit sales of our production probe cards and test sockets.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales increased $2.0 million, or 14.0%, to $16.6 million in the first quarter of 2011 compared to $14.6 million in the first quarter of 2010. The increase in cost of sales in the first quarter of 2011 compared to the first quarter of 2010 was the result of the increase in sales as discussed above, partially offset by a $1.0 million decrease in restructuring related charges and an overall increase in gross margin (gross profit as a percentage of net sales), as discussed below, to 40.3% in the first quarter of 2011, compared to 27.0% in the first quarter of 2010.

The increase in gross margin in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to inventory valuation charges of $0.3 million in the first quarter of 2011 compared to $1.6 million in the first quarter of 2010. Of the $1.6 million inventory charge in the first quarter of 2010, $1.0 million represented a restructuring cost for Systems products that were discontinued following our acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”) in January 2010.

Systems

The gross margin in Systems increased to 37.2% in the first quarter of 2011 from 21.9% in the first quarter of 2010. The increase was primarily due to charges in the first quarter of 2010 that included restructuring costs of $1.1 million and a $0.6 million purchase price allocation adjustment to value finished goods and work-in-process inventory acquired with the SUSS Test acquisition at their estimated selling price less cost to sell. Accordingly, when such inventory was sold, it resulted in near zero gross margin. Restructuring costs included as a component of cost of sales in the first quarter of 2010 consisted of inventory charges on discontinued products of $1.0 million and severance costs of $0.1 million.

Probes and Sockets

The gross margin in Probes and Sockets increased to 47.6% in the first quarter of 2011 from 35.8% in the first quarter of 2010. The increase in gross margin was primarily due to the increase in sales as there was a decrease in unallocated fixed overhead costs recorded as a period expense in cost of sales and a decrease in inventory valuation charges.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Research and development expenses decreased $0.3 million, or 7.5%, to $3.2 million in the first quarter of 2011 compared to $3.5 million in the first quarter of 2010. The decrease was primarily due to a $0.3 million decrease in professional fees and a $0.1 million decrease in severance and termination costs as a result of the acquisition of SUSS Test in January 2010. These factors were partially offset by a $0.1 million increase in stock-based compensation.

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

SG&A expenses decreased $2.3 million, or 22.8%, to $7.6 million in the first quarter of 2011 compared to $9.9 million in the first quarter of 2010. The decrease was primarily due to a $1.1 million decrease in restructuring expenses and a $0.8 million decrease in professional fees. These decreases were primarily due to the acquisition of SUSS Test in January 2010. In addition, there was a $0.3 million decrease in internal and external commissions due to changes in commissions programs and sales mix, and a $0.1 million increase in stock-based compensation.

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisitions. Amortization expense increased to $203,000 in the first quarter of 2011 compared to $180,000 in the first quarter of 2010 due to acquisition timing in January 2010. Net purchased intangibles totaled $2.9 million at March 31, 2011 and amortization currently totals approximately $0.2 million per quarter.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense) was comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest income, net	$19	$32
Foreign currency gains (losses)	29	(122)
Gains (losses) on foreign currency forward contracts	(59)	23
Other	13	11

	$2	$(56)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Our income tax expense totaled $0.1 million, or 49.3% of income before income taxes, in the first quarter of 2011 and represents the estimated tax expense on income in foreign tax jurisdictions.

Our benefit from income taxes totaled $0.8 million, or 9.4% of loss before income taxes, in the first quarter of 2010 and represented a benefit for the release of valuation allowance on deferred tax assets in Germany due to the acquisition of SUSS Test, partially offset by tax expense in certain other foreign tax jurisdictions.

Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2011 was $0.8 million and consisted of our net income of $0.1 million, net non-cash expenses of $1.7 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $0.7 million to $20.4 million at March 31, 2011, compared to $19.7 million at December 31, 2010. The increase in accounts receivable was primarily due to our increased sales in the first quarter of 2011 compared to the fourth quarter of 2010.

Inventories increased by $1.3 million to $22.1 million at March 31, 2011, compared to $20.8 million at December 31, 2010. The increase in inventory was primarily due to increased purchases to support our increased sales and the effect of exchange rate change on euro-denominated inventory, partially offset by inventory reserve charges of $0.3 million. If our actual results are significantly different than our current expectations for 2011, we may incur charges to write down inventory in future periods.

Accounts payable increased by $1.4 million to $7.8 million at March 31, 2011, compared to $6.4 million at December 31, 2010 primarily due to increased inventory purchases to support our increased sales.

Accrued liabilities decreased by $1.0 million to $5.3 million at March 31, 2011, compared to $6.3 million at December 31, 2010 primarily due to a decreases in accrued commissions and incentive compensation, accrued restructuring costs and accrued VAT payments.

Fixed asset purchases of $0.8 million in the first quarter of 2011 were primarily for improvements to our business information systems and facility improvements related to our previously announced factory consolidation. We anticipate fixed asset additions for all of 2011 to be approximately $5.3 million, primarily for production related equipment, facility improvements, research and development tools and information technology.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and marketable securities, which totaled $22.8 million at March 31, 2011.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities.

Recent Accounting Guidance

See Note 12 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of March 31, 2011 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2011	2012 and 2013	2014 and 2015	2016 and beyond
Operating Leases	$12,989	$2,814	$5,933	$4,159	$83
Capital Leases	27	13	14	—	—
Purchase Order Commitments	10,224	10,224	—	—	—
Forward contracts	1,684	1,684	—	—	—

	$24,924	$14,735	$5,947	$4,159	$83

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2010 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2011.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 2, 2011. See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report under the heading “Forward-Looking Statements and Risk Factors.”

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

As of March 31, 2011, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $27.1 million, net of cash acquired, for our acquisitions of the eVue product line and Gryphics, Inc. and certain assets of Synatron GmbH and SUSS Test.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Executive Incentive Plan for the Six-Month Period Ending June 30, 2011. Incorporated by reference to Form 8-K filed April 7, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)