Form 10-Q
period 2011-06-30
CASCADE MICROTECH INC
filed 2011-08-10
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of common stock outstanding as of August 3, 2011 was 14,666,626.

CASCADE MICROTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands, except per share amounts)

	June 30, 2011	December 31, 2010

Assets
Current Assets:
Cash and cash equivalents	$13,403	$21,871
Short-term marketable securities	2,909	870
Restricted cash	1,631	1,704
Accounts receivable, net of allowances of $269 and $415	23,313	19,718
Inventories	22,840	20,764
Prepaid expenses and other	3,080	2,032

Total Current Assets	67,176	66,959

Long-term marketable securities	3,498	—
Fixed assets, net of accumulated depreciation of $21,500 and $19,820	10,361	9,973
Goodwill	1,089	985
Purchased intangible assets, net of accumulated amortization of $2,060 and $1,654	2,736	3,142
Other assets, net of accumulated amortization of $3,482 and $3,248	3,048	3,486

Total Assets	$87,908	$84,545

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	6,835	6,384
Deferred revenue	3,566	3,338
Accrued liabilities	7,781	6,293

Total Current Liabilities	18,182	16,015

Deferred revenue	133	109
Other long-term liabilities	3,290	2,815

Total Liabilities	21,605	18,939

Shareholders' Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,644 and 14,500	146	145
Additional paid-in capital	91,925	90,967
Accumulated other comprehensive income (loss)	852	(804)
Accumulated deficit	(26,620)	(24,702)

Total Shareholders' Equity	66,303	65,606

Total Liabilities and Shareholders' Equity	$87,908	$84,545

See accompanying Notes to Condensed Consolidated Financial Statement.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$27,419	$23,439	$55,264	$43,398
Cost of sales	16,840	15,120	33,457	29,693

Gross profit	10,579	8,319	21,807	13,705

Operating expenses:

Research and development	2,799	3,041	6,006	6,507
Selling, general and administrative	9,302	8,073	16,913	17,929
Amortization of purchased intangibles	203	200	406	380

	12,304	11,314	23,325	24,816

Loss from operations	(1,725)	(2,995)	(1,518)	(11,111)

Other income (expense):
Interest income, net	13	13	32	45
Other, net	(167)	542	(184)	454

	(154)	555	(152)	499

Loss before income taxes	(1,879)	(2,440)	(1,670)	(10,612)
Income tax expense (benefit)	145	413	248	(359)

Net loss	$(2,024)	$(2,853)	$(1,918)	$(10,253)

Basic and diluted net loss per share	$(0.14)	$(0.20)	$(0.13)	$(0.72)

Shares used in basic and diluted per share calculations:	14,611	14,307	14,571	14,167

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,918)	$(10,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,387	2,507
Stock-based compensation, net	1,031	880
Loss on disposal of long-lived assets and assets held for sale	33	159
Loss on write-down of contigent consideration held in escrow	—	76
Deferred income taxes	(29)	(523)
(Increase) decrease, net of the effect of acquisition, in:
Accounts receivable, net	(3,426)	(3,781)
Inventories, net	(1,402)	2,933
Income taxes receivable	1,059	636
Prepaid expenses and other	(1,896)	(1,239)
Increase (decrease), net of effect of acquisition, in:
Accounts payable	291	1,792
Deferred revenue	205	(337)
Accrued and other long-term liabilities	1,769	1,770

Net cash used in operating activities	(1,896)	(5,380)

Cash flows from investing activities:
Purchase of marketable securities	(7,604)	(1,797)
Proceeds from sale of marketable securities	2,085	6,692
Decrease in restricted cash	256	—
Purchase of fixed assets	(2,110)	(1,047)
Proceeds from sale of fixed assets and assets held for sale	120	—
Cash paid for acquisition, net of cash acquired	—	(7,052)

Net cash used in investing activities	(7,253)	(3,204)

Cash flows from financing activities:
Principal payments on capital lease obligations	(6)	(5)
Withholding taxes paid on net settlement of vested restricted stock units	(280)	(89)
Proceeds from issuances of common stock	208	267

Net cash provided by (used in) financing activities	(78)	173
Effect of exchange rate changes on cash	759	(537)

Decrease in cash and cash equivalents	(8,468)	(8,948)

Cash and cash equivalents:
Beginning of period	21,871	19,471

End of period	$13,403	$10,523

Supplemental disclosure of cash flow information:
Refunds received (cash paid) for income taxes, net	$1,178	$(53)

Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisition	$—	$3,177
Fair value of assets acquired from acquisition	—	21,029
Liabilities assumed from acquisition	—	(5,406)

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

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges of $0.2 million and $0.5 million, respectively, in the three and six-month periods ended June 30, 2011 and $0.6 million and $2.2 million, respectively, in the comparable periods of 2010. Inventory charges for the six-month period ended June 30, 2010 included restructuring costs of $1.1 million for discontinued products.

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$13,393	$12,437
Work-in-process	2,601	2,495
Finished goods	6,846	5,832

	$22,840	$20,764

Note 3. Net Loss Per Share

Since we were in a loss position for the three and six-month periods ended June 30, 2011 and 2010, there was no difference between the number of shares used to calculate basic and diluted net loss per share for those periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,071 for the three and six-month periods ended June 30, 2011, and 1,268 for the three and six-month periods ended June 30, 2010.

Note 4. Comprehensive Loss

Comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(2,024)	$(2,853)	$(1,918)	$(10,253)
Unrealized holding gains (losses)	14	(6)	18	(16)
Change in cumulative translation adjustment	528	(1,394)	1,638	(2,005)

Comprehensive loss	$(1,482)	$(4,253)	$(262)	$(12,274)

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

	Six Months Ended June 30,
	2011	2010
Warranty accrual, beginning of period	$701	$277
Reductions for warranty charges	(365)	(345)
Additions to warranty reserve	432	754

Warranty accrual, end of period	$768	$686

Additions to the warranty reserve for the first six months of 2010 included accrued warranty costs of $0.5 million assumed with the acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”).

Note 6. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

Six Months Ended June 30,	2011	2010
Balance, beginning of period	$985	$—
Acquisition of SUSS Test	—	1,058
Effect of exchange rate changes	104	(135)

Balance, end of period	$1,089	$923

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	June 30, 2011	December 31, 2010
Customer relationships	$2,465	$2,465
Other	2,331	2,331

	4,796	4,796
Less accumulated amortization	(2,060)	(1,654)

	$2,736	$3,142

Purchased intangible asset amortization totaled $0.2 million in the three-month periods ended June 30, 2011 and 2010, and $0.4 million in the six-month periods ended June 30, 2011 and 2010.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2011	$406
2012	720
2013	572
2014	378
2015	288
Thereafter	372

$2,736

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued compensation and benefits	$2,563	$1,897
Accrued income taxes	1,541	1,342
Accrued warranty	768	701
Accrued commissions	509	649
Deferred rent accrual	305	339
Accrued restructuring costs	521	310
Other	1,574	1,055

	$7,781	$6,293

Note 8. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$55	$61	$105	$110
Research and development	112	72	220	111
Selling, general and administrative	384	268	706	659

	$551	$401	$1,031	$880

Stock Incentive Plans

Stock option activity for the first six months of 2011 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	793,703	$6.85
Granted	72,631	6.28
Exercised	(6,733)	4.36
Forfeited	(22,040)	7.51

Outstanding at June 30, 2011	837,561	6.80

RSU activity for the first six months of 2011 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2010	791,347	$5.90
Granted	98,652	6.17
Vested	(123,075)	5.39
Forfeited	(36,850)	4.85

Outstanding at June 30, 2011	730,074	6.08

As of June 30, 2011, total unrecognized stock-based compensation related to outstanding, but unvested options and RSUs was $3.1 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Employee Stock Purchase Plan

In January 2011, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 700,000 to 800,000. Employees purchased 57,318 shares in the first six months of 2011 for $0.2 million under the ESPP.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended June 30, 2011	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$19,815	$7,604	$—	$27,419
Gross profit	$7,212	$3,367	$—	$10,579
Gross margin	36.4%	44.3%	—	38.6%
Income (loss) from operations	$3,133	$(260)	$(4,598)	$(1,725)

Three Months Ended June 30, 2010
Revenue	$16,152	$7,287	$—	$23,439
Gross profit	$5,575	$2,744	$—	$8,319
Gross margin	34.5%	37.7%	—	35.5%
Income (loss) from operations	$1,261	$(1,127)	$(3,129)	$(2,995)

Six Months Ended June 30, 2011	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$39,347	$15,917	$—	$55,264
Gross profit	$14,481	$7,326	$—	$21,807
Gross margin	36.8%	46.0%	—	39.5%
Income (loss) from operations	$6,361	$(371)	$(7,508)	$(1,518)

Six Months Ended June 30, 2010
Revenue	$28,810	$14,588	$—	$43,398
Gross profit	$8,349	$5,356	$—	$13,705
Gross margin	29.0%	36.7%	—	31.6%
Income (loss) from operations	$(746)	$(2,447)	$(7,918)	$(11,111)

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

No customer accounted for 10% or greater of our total revenue in the three or six-month periods ended June 30, 2011 or 2010.

Note 10. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are reported at fair value on a recurring basis (in thousands):

	June 30, 2011		December 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$4,394	Level 2	$751	Level 2
Marketable securities – corporate equities	$—	—	$119	Level 1
Marketable securities – U.S. agencies	$2,013	Level 2	$—	—
Forward sale contracts for Japanese yen	$621	Level 2	$1,602	Level 2

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Note 11. Restructuring

Restructuring charges in 2011 relate to the previously announced integration and consolidation of our manufacturing operations and sales organization. Manufacturing operations for our Systems business are being consolidated at our Dresden, Germany facility and manufacturing operations for our Probes business, as well as our corporate headquarters, are being consolidated at one of our Beaverton, Oregon facilities. We expect the consolidation of our Systems manufacturing operations and relocation of corporate headquarters to be substantially complete by the end of the third quarter of 2011. The consolidation of our Probes manufacturing operations was completed in the second quarter of 2011. The restructuring of our sales organization was completed during the first quarter of 2011. In the first quarter of 2011, we recorded a net reversal of $0.1 million related to termination and severance related charges.

Restructuring costs were included in our statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$55	$200	$114	$1,297
Research and development	—	31	—	127
Selling, general and administrative	1,356	126	1,190	1,061

	$1,411	$357	$1,304	$2,485

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Six Months Ended June 30, 2011	Beginning Accrued Liability	Charged to (Reversed from) Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Termination and severance related	$276	$(96)	$(36)	$11	$155
Lease abandonment	34	1,400	(53)	310	1,691

	$310	$1,304	$(89)	$321	$1,846

We expect all accrued termination and severance related costs will be paid by the end of 2011 and the lease abandonment costs will be paid by the end of 2015. We also expect to incur additional lease abandonment and severance charges totaling approximately $2.5 million during the third quarter of 2011 related to the consolidation of our manufacturing operations and relocation of our corporate headquarters.

Note 12. Recent Accounting Guidance

ASU 2010-17

Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 effective January 1, 2011 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2011-05

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the current option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Upon adoption of ASU 2011-05, comprehensive income will either be reported in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since ASU 2011-05 relates to presentation of comprehensive income, we do not expect the adoption of ASU 2011-05 in the first quarter of 2012 to have an impact on our financial position, results of operations or cash flows.

Note 13. Subsequent Event

We have considered all events that have occurred subsequent to June 30, 2011 and through August 9, 2011 and determined that no disclosure is required.

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

Overview

Revenue in the second quarter of 2011 increased $4.0 million, or 17.0%, compared to the second quarter of 2010 as a result of improvements in the semiconductor and semiconductor equipment markets. Net loss in the second quarter of 2011 was $2.0 million compared to a net loss of $2.9 million in the second quarter of 2010. The net loss in the second quarter of 2011 included $1.4 million of restructuring related charges compared to $0.4 million in the second quarter of 2010. Restructuring charges in the second quarter of 2011 were related to severance and abandonment of excess leased facilities in connection with the consolidation of our probes manufacturing operations.

Outlook

Based on our current backlog and projected bookings, we anticipate revenues will be in the range of $26 million to $29 million for the third quarter of 2011. We also expect to incur restructuring charges related to excess leased facilitates and severance benefits totaling approximately $2.5 million during the third quarter of 2011 related to the consolidation of our manufacturing operations and relocation of our corporate headquarters.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, lives and recoverability of equipment and other long-lived assets, warranty obligations, deferred income tax assets, unrecognized income tax benefits, restructuring charges, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

With the exception of our change in estimate regarding future restructuring charges as discussed below, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 2, 2011.

Restructuring Charges

During 2011, we have taken certain actions to reduce our overall cost structure. We have recorded restructuring charges in connection with employees based on estimates of the expected costs associated with severance benefits. If the actual costs incurred exceed the estimated costs, additional expense will be recognized. If the actual costs are less than the estimated costs, a benefit will be recognized.

We have also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that could be reasonably obtained. We work with external real estate experts to develop assumptions used to determine a reasonable estimate of the net loss. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities such as general economic conditions and the local real estate market. If the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit will be recognized.

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.4	64.5	60.5	68.4

Gross profit	38.6	35.5	39.5	31.6
Operating expenses:
Research and development	10.2	13.0	10.9	15.0
Selling, general and administrative	33.9	34.4	30.6	41.3
Amortization of purchased intangibles	0.7	0.9	0.7	0.9

Total operating expenses	44.9	48.3	42.2	57.2

Loss from operations	(6.3)	(12.8)	(2.7)	(25.6)
Other income (expense), net	(0.6)	2.4	(0.3)	1.2

Loss before income taxes	(6.9)	(10.4)	(3.0)	(24.5)
Provision (benefit) for income taxes	0.5	1.8	0.4	(0.8)

Net Loss	(7.4)%	(12.2)%	(3.5)%	(23.6)%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended June 30, 2011	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$19,815	$7,604	$—	$27,419
Gross profit	$7,212	$3,367	$—	$10,579
Gross margin	36.4%	44.3%	—	38.6%
Income (loss) from operations	$3,133	$(260)	$(4,598)	$(1,725)

Three Months Ended June 30, 2010
Revenue	$16,152	$7,287	$—	$23,439
Gross profit	$5,575	$2,744	$—	$8,319
Gross margin	34.5%	37.7%	—	35.5%
Income (loss) from operations	$1,261	$(1,127)	$(3,129)	$(2,995)

Six Months Ended June 30, 2011	Systems	Probes and Sockets	Corporate Unallocated	Total
Revenue	$39,347	$15,917	$—	$55,264
Gross profit	$14,481	$7,326	$—	$21,807
Gross margin	36.8%	46.0%	—	39.5%
Income (loss) from operations	$6,361	$(371)	$(7,508)	$(1,518)

Six Months Ended June 30, 2010
Revenue	$28,810	$14,588	$—	$43,398
Gross profit	$8,349	$5,356	$—	$13,705
Gross margin	29.0%	36.7%	—	31.6%
Loss from operations	$(746)	$(2,447)	$(7,918)	$(11,111)

Revenue

Revenue increased $4.0 million, or 17.0%, to $27.4 million in the three-month period ended June 30, 2011 compared to $23.4 million in the same period of 2010 and increased $11.9 million, or 27.3%, to $55.3 million in the six-month period ended June 30, 2011 compared to $43.4 million in the same period of 2010.

Systems

Systems revenue increased $3.6 million, or 22.7%, to $19.8 million in the three-month period ended June 30, 2011 compared to $16.2 million in the same period of 2010 and increased $10.5 million, or 36.6%, to $39.3 million in the six-month period ended June 30, 2011 compared to $28.8 million in the same period of 2010.

Certain financial information which contributed to Systems revenue results was as follows:

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010	Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Percentage increase (decrease) in probe station unit sales	(6.4)%	5.1%
Percentage increase in average sales price	50.0%	41.5%

Average sales prices in the first two quarters of 2011 compared to the first two quarters of 2010 were positively affected by changes in sales mix, as a larger number of higher-end 300mm and special application stations were sold relative to total unit sales. The overall numbers of probe stations sold in the three and six-month periods ended June 30, 2011 were relatively consistent with the same periods of the prior year. The differences in unit sales were primarily due to the timing of shipments.

Probes and Sockets

Probes and Sockets revenue increased $0.3 million, or 4.4%, to $7.6 million in the three-month period ended June 30, 2011 compared to $7.3 million in the same period of 2010 and increased $1.3 million, or 9.1%, to $15.9 million in the six-month period ended June 30, 2011 compared to $14.6 million in the same period of 2010. These increases were primarily the result of higher unit sales of our production probe cards and analytical probes.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales increased $1.7 million, or 11.4%, to $16.8 million in the three-month period ended June 30, 2011 compared to $15.1 million in the same period of 2010 and increased $3.8 million, or 12.7%, to $33.5 million in the six-month period ended June 30, 2011 compared to $29.7 million in the same period of 2010. The overall increases in cost of sales for the three and six-month periods ended June 30, 2011 compared to same periods in 2010 were the result of the increases in sales as discussed above, partially offset by a $0.1 million and a $1.2 million decrease, respectively, in restructuring related charges and an overall increase in gross margin (gross profit as a percentage of net sales), as discussed below, to 38.6% and 39.5%, respectively, in the three and six-month periods ended June 30, 2011, compared to 35.5% and 31.6%, respectively, in the comparable periods of 2010.

Gross margins increased in the three and six-month periods ended June 30, 2011 compared to the same periods of 2010 primarily due to inventory valuation charges of $0.2 million and $0.5 million in the three and six-month periods ended June 30, 2011 compared to $0.6 million and $2.2 million, respectively, in the comparable periods of 2010. Of the $2.2 million inventory charge in the first six months of 2010, $1.0 million represented a restructuring cost for Systems products that were discontinued following our acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”) in January 2010.

Systems

Systems gross margins were 36.4% and 36.8%, respectively, in the three and six-month periods ended June 30, 2011 compared to 34.5% and 29.0%, respectively, in the comparable periods of 2010. The increases were primarily due to charges in the three and six-month periods of 2010 that included restructuring and inventory valuation charges of $0.4 million and $1.4 million, respectively, compared to $0.2 million and $0.4 million, respectively, in the comparable periods of 2011. In addition, the 2010 periods included $0.2 million and $0.8 million, respectively, of purchase price allocation adjustments to value finished goods and work-in-process inventory acquired with the SUSS Test acquisition at their estimated selling price less cost to sell. Accordingly, when such inventory was sold, it resulted in near zero gross margins.

Probes and Sockets

The gross margin in Probes and Sockets increased to 44.3% and 46.0%, respectively, in the three and six-month periods ended June 30, 2011 from 37.7% and 36.7%, respectively, in the same periods of 2010. The improved gross margins were primarily due to higher sales volumes, which resulted in lower unallocated fixed overhead costs recorded as period expenses in cost of sales, and a decrease in inventory valuation and restructuring charges.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Research and development expenses decreased $0.2 million, or 8.0%, to $2.8 million in the three-month period ended June 30, 2011 compared to $3.0 million in the same period of 2010 and decreased $0.5 million, or 7.7%, to $6.0 million in the six-month period ended June 30, 2011 compared to $6.5 million in the same period of 2010.

The decrease in the three-month period ended June 30, 2011 compared to the same period of 2010 was primarily due to a $0.2 million increase in government grant reimbursements. Increases in salary, benefits and incentive compensation of $0.2 million were offset by $0.2 million decrease in project related expenses. The decrease in the six-month period ended June 30, 2011 compared to the same period of 2010 was primarily due to a $0.3 million decrease in project related expenses, a $0.4 million decrease in professional fees, and a $0.2 million increase in government grant reimbursements, partially offset by a $0.4 million increase in salary, benefits and incentive compensation.

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

SG&A expense increased $1.2 million, or 15.2%, to $9.3 million in the three-month period ended June 30, 2011 compared to $8.1 million in the same period of 2010 and decreased $1.0 million, or 5.7%, to $16.9 million in the six-month period ended June 30, 2011 compared to $17.9 million in the same period of 2010.

The increase in the three-month period ended June 30, 2011 compared to the same period of 2010 was primarily due to a $1.2 million increase in restructuring charges, a $0.2 million increase in depreciation and stock-based compensation, and a $0.1 million increase in professional fees, partially offset by a $0.3 million decrease in internal and external commissions due to changes in commissions programs and sales mix. Restructuring charges in SG&A for the three-month period ended June 30, 2011 related to the abandonment of excess leased facilities in connection with the consolidation of our probes manufacturing operations. The decrease in the six-month period ended June 30, 2011 compared to the same period of 2010 was primarily due to the $0.1 million increase in restructuring charges offset by a $0.6 million decrease in professional fees, primarily due to the acquisition of SUSS Test in January 2010, a $0.3 million decrease in internal and external commissions due to changes in commissions programs and sales mix, and a $0.2 million decrease in bad debt expense.

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisitions. Amortization totaled $0.2 million in the three-month periods ended June 30, 2011 and 2010, and $0.4 million in the six-month periods ended June 30, 2011 and 2010. Net purchased intangibles totaled $2.7 million at June 30, 2011 and amortization currently totals approximately $0.2 million per quarter.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income, net	$13	$13	$32	$45
Foreign currency gains (losses)	(134)	564	(105)	441
Losses on foreign currency forward contracts	(55)	(63)	(114)	(39)
Other	22	41	35	52

	$(154)	$555	$(152)	$499

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Our income tax expense totaled $0.2 million, or 14.9% of loss before income taxes, in the first six months of 2011 and represents the estimated tax expense on income in foreign tax jurisdictions.

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

Liquidity and Capital Resources

Changes in our assets and liabilities as presented on our Condensed Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated per our Condensed Consolidated Balance Sheets due to the effects of fluctuating foreign exchange rates.

Net cash used in operating activities in the first six months of 2011 was $1.9 million and consisted of our net loss of $1.9 million, net non-cash expenses of $3.4 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $3.6 million to $23.3 million at June 30, 2011, compared to $19.7 million at December 31, 2010. The increase in accounts receivable was primarily due to the timing of shipments in the second quarter of 2011 compared to the fourth quarter of 2010.

Inventories increased by $2.0 million to $22.8 million at June 30, 2011, compared to $20.8 million at December 31, 2010. The increase in inventory was primarily due to increased purchases in preparation of our previously announced factory consolidations and the effect of exchange rate change on euro-denominated inventory, partially offset by inventory reserve charges of $0.5 million. If our actual results are significantly different than our current expectations for 2011, we may incur charges to write down inventory in future periods.

Accrued liabilities increased by $1.5 million to $7.8 million at June 30, 2011, compared to $6.3 million at December 31, 2010 primarily due to a $0.7 million increase in accrued compensation and benefits due to the timing of payments, a $0.2 million increase in accrued restructuring and a $0.2 million increase in accrued income taxes payable.

Fixed asset purchases of $2.1 million in the first six months of 2011 were primarily for improvements to our business information systems, research and development tools, production testing equipment and facility improvements related to our previously announced factory consolidation. We anticipate fixed asset additions for all of 2011 to be approximately $5.0 million, primarily for production related equipment, facility improvements, research and development tools, business information systems and information technology equipment.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and marketable securities, which totaled $19.8 million at June 30, 2011.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities.

Recent Accounting Guidance

See Note 12 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of June 30, 2011 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2011	2012 and 2013	2014 and 2015	2016 and beyond
Operating Leases	$13,152	$1,705	$5,825	$4,799	$823
Capital Leases	24	7	17	—	—
Purchase Order Commitments	10,863	9,680	1,183	—	—
Forward contracts	621	621	—	—	—

	$24,660	$12,013	$7,025	$4,799	$823

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2011, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $27.1 million, net of cash acquired, for our acquisitions of the eVue product line and Gryphics, Inc. and certain assets of Synatron GmbH and SUSS Test.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Form of Change in Control Severance Agreements (incorporated by reference to our Current Report on Form 8-K filed on July 20, 2011).

10.2	Cascade Microtech, Inc. 2011 Employee Incentive Plan

10.3	Lease Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2011	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)