Form 10-Q
period 2011-09-30
CASCADE MICROTECH INC
filed 2011-11-09
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 000-51072

CASCADE MICROTECH, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0856709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 S.W. Gemini Drive Beaverton, Oregon	97008
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of November 9, 2011 was 14,113,099.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	September 30, 2011	December 31, 2010

Assets
Current Assets:
Cash and cash equivalents	$13,537	$21,871
Short-term marketable securities	1,570	870
Restricted cash	1,508	1,704
Accounts receivable, net of allowances of $229 and $415	19,056	19,718
Inventories	24,150	20,764
Prepaid expenses and other	4,076	2,032

Total Current Assets	63,897	66,959
Long-term marketable securities	3,482	—
Fixed assets, net of accumulated depreciation of $21,115 and $19,820	9,550	9,973
Goodwill	1,007	985
Purchased intangible assets, net of accumulated amortization of $2,264 and $1,654	2,532	3,142
Other assets, net of accumulated amortization of $3,595 and $3,248	2,902	3,486

Total Assets	$83,370	$84,545

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	6,511	6,384
Deferred revenue	3,975	3,338
Accrued liabilities	8,297	6,293

Total Current Liabilities	18,783	16,015
Deferred revenue	143	109
Other long-term liabilities	4,542	2,815

Total Liabilities	23,468	18,939
Shareholders' Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,744 and 14,500	148	145
Additional paid-in capital	92,185	90,967
Accumulated other comprehensive loss	(483)	(804)
Accumulated deficit	(31,948)	(24,702)

Total Shareholders' Equity	59,902	65,606

Total Liabilities and Shareholders' Equity	$83,370	$84,545

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements,

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$23,750	$24,424	$77,312	$66,556
Cost of sales	14,942	14,431	47,599	42,412

Gross profit	8,808	9,993	29,713	24,144
Operating expenses:
Research and development	3,175	2,860	8,937	8,886
Selling, general and administrative	9,444	6,557	25,471	23,444
Amortization of purchased intangibles	204	200	610	580

	12,823	9,617	35,018	32,910

Income (loss) from operations	(4,015)	376	(5,305)	(8,766)
Other income (expense):
Interest income, net	20	9	51	54
Other, net	435	(437)	251	12

	455	(428)	302	66

Loss from continuing operations before income taxes	(3,560)	(52)	(5,003)	(8,700)
Income tax expense (benefit)	(9)	41	239	(303)

Loss from continuing operations	(3,551)	(93)	(5,242)	(8,397)
Loss from discontinued operations, net of tax	(1,777)	(260)	(2,004)	(2,209)

Net loss	$(5,328)	$(353)	$(7,246)	$(10,606)

Basic and diluted loss per share from continuing operations	$(0.24)	$(0.01)	$(0.36)	$(0.59)
Basic and diluted loss per share from discontinued operations	(0.12)	(0.02)	(0.14)	(0.15)

Basic and diluted net loss per share	$(0.36)	$(0.02)	$(0.50)	$(0.75)

Shares used in basic and diluted per share calculations	14,713	14,361	14,618	14,232

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements,

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,246)	$(10,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,347	3,286
Depreciation and amortization within discontinued operations	277	426
Stock-based compensation	1,461	1,291
Stock-based compensation within discontinued operations	75	30
Loss on disposal of long-lived assets and assets held for sale	34	160
Loss on write-down of contingent consideration held in escrow	—	31
Loss from disposal activities within discontinued operations	1,509	—
Deferred income taxes	(46)	(537)
(Increase) decrease, net of the effect of acquisition and disposition, in:
Accounts receivable, net	192	(5,253)
Inventories, net	(4,010)	3,472
Income taxes receivable	1,072	578
Prepaid expenses and other	(2,903)	(566)
Increase, net of effect of acquisition and disposition, in:
Accounts payable	186	592
Deferred revenue	658	221
Accrued and other long-term liabilities	3,895	957

Net cash used in operating activities	(1,499)	(5,918)
Cash flows from investing activities:
Purchase of marketable securities	(7,604)	(1,797)
Proceeds from sale of marketable securities	3,432	7,733
Decrease in restricted cash	257	—
Purchase of fixed assets	(3,423)	(1,176)
Proceeds from sale of fixed assets and assets held for sale	120	—
Cash paid for acquisition, net of cash acquired	—	(7,052)
Cash received from disposition of assets within discontinued operations	525	—

Net cash used in investing activities	(6,693)	(2,292)
Cash flows from financing activities:
Principal payments on capital lease obligations	(10)	(6)
Withholding taxes paid on net settlement of vested restricted stock units	(531)	(119)
Proceeds from issuances of common stock	216	311

Net cash provided by (used in) financing activities	(325)	186
Effect of exchange rate changes on cash	183	(84)

Decrease in cash and cash equivalents	(8,334)	(8,108)
Cash and cash equivalents:
Beginning of period	21,871	19,471

End of period	$13,537	$11,363

Supplemental disclosure of cash flow information:
(Cash paid) refunds received for income taxes, net	$1,178	$(73)
Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisition	$—	$3,177
Fair value of assets acquired from acquisition	—	21,029
Liabilities assumed from acquisition	—	(5,406)
Fair value of note receivable received from disposition	25	—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements,

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

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges of $0.1 million and $0.6 million, respectively, in the three and nine-month periods ended September 30, 2011 and $0.1 million and $1.7 million, respectively, in the comparable periods of 2010. Inventory charges for the nine-month period ended September 30, 2010 included restructuring costs of $1.1 million for discontinued products as we consolidated product lines after the acquisition of SUSS MicroTec Test Systems GmbH (“Suss Test”) in January 2010.

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31 2010
Raw materials	$14,064	$12,437
Work-in-process	4,197	2,495
Finished goods	5,889	5,832

	$24,150	$20,764

Note 3. Net Loss Per Share

Since we were in a loss position for the three and nine-month periods ended September 30, 2011 and 2010, there was no difference between the number of shares used to calculate basic and diluted net loss per share for those periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,430 for the three and nine-month periods ended September 30, 2011, and 1,615 for the three and nine-month periods ended September 30, 2010.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(5,328)	$(353)	$(7,246)	$(10,606)
Unrealized holding losses	(8)	(7)	10	(23)
Change in cumulative translation adjustment	(1,327)	1,411	311	(594)

Comprehensive income (loss)	$(6,663)	$1,051	$(6,925)	$(11,223)

Note 5. Product Warranty

We estimate a liability for costs to repair or replace products under warranty for a period of approximately twelve months when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical product repair and replacement costs. The liability for product warranties is included in accrued liabilities on our consolidated balance sheet. Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Warranty accrual, beginning of period	$701	$277
Reductions for warranty charges	(613)	(594)
Additions to warranty reserve	760	1,069

Warranty accrual, end of period	$848	$752

Additions to the warranty reserve for the first nine months of 2010 included accrued warranty costs of $0.5 million assumed with the acquisition of Suss Test.

Note 6. Goodwill and Purchased Intangibles Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Balance, beginning of period	$985	$—
Acquisition of SUSS Test	—	1,058
Effect of exchange rate changes	22	(73)

Balance, end of period	$1,007	$985

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	September 30, 2011	December 31, 2010
Customer relationships	$2,465	$2,465
Other	2,331	2,331

	4,796	4,796
Less accumulated amortization	(2,264)	(1,654)

	$2,532	$3,142

Purchased intangible asset amortization totaled $0.2 million in the three-month periods ended September 30, 2011 and 2010, and $0.6 million in the nine-month periods ended September 30, 2011 and 2010.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2011	$203
2012	720
2013	572
2014	378
2015	288
Thereafter	371

$2,532

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued compensation and benefits	$1,941	$1,897
Accrued income taxes	1,405	1,342
Accrued sales taxes and VAT	1,397	169
Accrued warranty	848	701
Accrued commissions	440	649
Accrued restructuring costs	1,256	310
Other	1,010	1,225

	$8,297	$6,293

Note 8. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$49	$46	$149	$145
Research and development	102	92	320	200
Selling, general and administrative	301	292	992	946
Discontinued operations	53	11	75	30

	$505	$441	$1,536	$1,321

Stock Incentive Plans

Stock option activity for the first nine months of 2011 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	793,703	$6.85
Granted	72,631	6.28
Exercised	(8,748)	4.20
Forfeited	(46,679)	7.88

Outstanding at September 30, 2011	810,907	6.76

Restricted stock unit (“RSU”) activity for the first nine months of 2011 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2010	791,347	$5.90
Granted	128,652	5.76
Vested	(306,245)	4.80
Forfeited	(49,207)	4.92

Outstanding at September 30, 2011	564,547	6.55

As of September 30, 2011, total unrecognized stock-based compensation related to outstanding, but unvested options and RSUs was $2.7 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Employee Stock Purchase Plan

In January 2011, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 700,000 to 800,000. Employees purchased 57,318 shares in the first nine months of 2011 for $0.2 million under the ESPP.

Note 9. Discontinued Operations

On September 22, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with R&D Sockets, Inc. (“Buyer”) and R&D Circuits Holdings LLC pursuant to which substantially all of the assets and liabilities related to our Sockets operations were sold to the Buyer for $525,000 in cash and a note receivable from the Buyer for $25,000 due September 23, 2012. In connection with the Agreement, we and the Buyer entered into an Assignment, Assumption and Amendment of Lease (the “Lease Assumption Agreement”) pursuant to which the Buyer assumed all of our obligations under the lease agreement dated as of February 6, 2009, as amended May 31, 2011, between us and Minnesota Industrial Properties Limited Partnership covering administrative offices and a manufacturing facility related to our Sockets business.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$984	$849	$2,686	$2,115

Pre-tax loss from discontinued operations	$(268)	$(260)	$(495)	$(2,224)
Loss on disposal activities	(1,509)	—	(1,509)	—

	(1,777)	(260)	(2,004)	(2,224)
Income tax benefit	—	—	—	15

Loss from discontinued operations, net of income tax benefit	$(1,777)	$(260)	$(2,004)	$(2,209)

Cash generated from disposal activities	$525	$—	$525	$—

Note 10. Segment Reporting

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the operating income of our Systems sales and our Probes sales. We do not track our assets on a segment level, and, accordingly, that information is not provided. As discussed above, the sale our Sockets operations in September 2011 was accounted for as discontinued operations and, accordingly, the results of operations related to the Sockets operations have been eliminated from the segment financial data below and prior period amounts have been revised to conform to this presentation.

Revenue and operating income information from continuing operations by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2011	Systems	Probes	Corporate Unallocated	Total
Revenue	$16,565	$7,185	$—	$23,750
Gross profit	$5,162	$3,646	$—	$8,808
Gross margin	31.2%	50.7%	—	37.1%
Income (loss) from operations	$817	$454	$(5,286)	$(4,015)

Three Months Ended September 30, 2010
Revenue	$18,025	$6,399	$—	$24,424
Gross profit	$7,273	$2,720	$—	$9,993
Gross margin	40.4%	42.5%	—	40.9%
Income (loss) from operations	$3,121	$(265)	$(2,480)	$376

Nine Months Ended September 30, 2011	Systems	Probes	Corporate Unallocated	Total
Revenue	$55,912	$21,400	$—	$77,312
Gross profit	$19,632	$10,081	$—	$29,713
Gross margin	35.1%	47.1%	—	38.4%
Income (loss) from operations	$7,074	$126	$(12,505)	$(5,305)

Nine Months Ended September 30, 2010
Revenue	$46,835	$19,721	$—	$66,556
Gross profit	$15,622	$8,522	$—	$24,144
Gross margin	33.4%	43.2%	—	36.3%
Income (loss) from operations	$2,161	$(911)	$(10,016)	$(8,766)

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

We had one customer that represented approximately 11% of our total revenue from continuing operations in the three-month period ended September 30, 2010. No customer accounted for 10% or greater of our total revenue from continuing operations in the nine-month period ended September 30, 2010, or the three or nine-month periods ended September 30, 2011.

Note 11. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are reported at fair value on a recurring basis (in thousands):

	September 30, 2011		December 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$3,026	Level 2	$751	Level 2
Marketable securities – corporate equities	$13	Level 1	$119	Level 1
Marketable securities – U.S. agencies	$2,013	Level 2	$—	—
Forward sale contracts for Japanese yen	$780	Level 2	$1,602	Level 2

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

No changes were made to our valuation techniques during the first nine months of 2011.

Note 12. Restructuring

Restructuring charges in 2011 relate to the previously announced integration and consolidation of our manufacturing operations, sales organization and corporate headquarters. Manufacturing operations for our Systems business have been consolidated at our Dresden, Germany facility and manufacturing operations for our Probes business, as well as our corporate headquarters, were consolidated at one of our Beaverton, Oregon facilities. As of September 30, 2011 these restructuring and consolidation activities are substantially complete. We do not expect to incur additional restructuring charges in the fourth quarter of 2011. In the first quarter of 2011, we recorded a net reversal of $0.1 million related to termination and severance related charges.

Restructuring costs were included in our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of sales	$23	$—	$137	$1,297
Research and development	—	—	—	127
Selling, general and administrative	2,088	—	3,278	1,061

	$2,111	$—	$3,415	$2,485

The following table summarizes the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Nine Months Ended September 30, 2011	Beginning Accrued Liability	Charged to (Reversed from) Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$276	$(73)	$(58)	$11	$156
Lease abandonment	34	3,488	(144)	1,035	4,413

	$310	$3,415	$(202)	$1,046	$4,569

We expect all accrued termination and severance related costs will be paid by the end of 2011 and the lease abandonment costs will be paid by the end of 2015.

Note 13. Stock Repurchase Plan

In September 2011, our board of directors authorized a stock repurchase program under which up to $2 million of our common stock may be repurchased from time to time in the open market or in privately negotiated transactions. As of September 30, 2011 there had been no repurchases of common stock.

Note 14. Recent Accounting Guidance

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

ASU 2011-05

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the current option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Upon adoption of ASU 2011-05, comprehensive income will either be reported in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since ASU 2011-05 relates to presentation of comprehensive income, we do not expect the adoption of ASU 2011-05 in the first quarter of 2012 to have an impact on our financial position, results of operations or cash flows.

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We don’t expect the adoption of ASU 2011-08 to have a material impact on our financial position, results of operations, or cash flows.

Note 15. Subsequent Event

During October 2011, heavy rain in Thailand resulted in flooding at the manufacturing facility of a key supplier for our probing stations. This supplier kept approximately $1.0 million of our inventory on consignment that could be damaged by water. At this time we are unable to estimate the potential loss, if any, related to this inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including, but not limited to, statements regarding industry prospects; future results of operations, including estimated revenue and earnings (loss) per share for the quarter ending December 31, 2011 or future financial position; our expectations and beliefs regarding future revenue growth and the results of our restructuring efforts; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; our accounting and tax policies; our dividend policies and share repurchase program; the status of our inventory located in Thailand; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2011. These risk factors have not significantly changed since they were filed with our Form 10-K and included the following:

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

•	Our success depends on our continued investment in research and development, the level and effectiveness of which could reduce our profitability.

•	Any disruption in the operations of our manufacturing facilities could harm our business.

•	We rely on suppliers and contract manufacturers for the products we sell.

•	Some of our customers may experience sudden and unexpected changes in their financial condition, resulting in decreased sales and bad debts.

•	A reorganization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

•	We may fail to comply with environmental regulations, which could result in significant costs and harm our business.

•	Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

•	We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

•	Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

•	We may be exposed to uninsured risks if the type and amount of coverage we carry are not adequate, or the insurance company is unable to honor claims.

•	Our officers and directors and their affiliates will control the outcome of matters requiring shareholder approval.

•	The anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that shareholders may consider beneficial.

General

We design, develop, manufacture and market advanced wafer probing solutions for the electrical measurement and testing of high performance chips. We design, manufacture and assemble our products in Oregon and Dresden, Germany, with global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

Probe stations, which are included in our Systems segment, provide precise and accurate measurement of semiconductor electrical characteristics during chip design or when optimizing the chip fabrication process. Our probe stations are highly configurable and are typically sold with various accessories, including our engineering probes, as well as accessories from third parties. In addition, we design and build custom probe stations to address the specific requirements of our customers and generate revenue through the sales of service contracts.

Our engineering probes and production probe cards are included in our Probes segment. Our engineering probes are sold to serve as components of our probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for high-volume production test applications, ranging from very low current parametric testing to sophisticated, high speed radio frequency testing.

Overview

Revenue in the third quarter of 2011 decreased $0.7 million, or 2.8%, compared to the third quarter of 2010 as a result of changes in the timing of shipments. Loss from continuing operations in the third quarter of 2011 was $3.6 million compared to $0.1 million in the third quarter of 2010. The loss from continuing operations in the third quarter of 2011 included $2.1 million of restructuring related charges, and $0.5 million of factory moving and other project costs compared to acquisition related costs of $0.1 million the third quarter of 2010. Restructuring charges in the third quarter of 2011 were related to severance and abandonment of excess leased facilities in connection with the consolidation of our Systems manufacturing operations and our corporate headquarters.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $25 million to $29 million for the fourth quarter of 2011. We believe this will result in an earnings (loss) per share range of between ($0.05) loss per share and $0.10 earnings per share on a fully-diluted basis.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, lives and recoverability of equipment and other long-lived assets, warranty obligations, deferred income tax assets, unrecognized income tax benefits, restructuring charges, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

With the exception of our change in estimate regarding restructuring charges as discussed below, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 2, 2011.

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

We have also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that we believe could be reasonably obtained. We work with external real estate experts to develop assumptions used to determine a reasonable estimate of the net loss. Our estimates of expected sublease income could change based on factors that affect our ability to sublease those facilities, such as general economic conditions and the local real estate market. If the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit will be recognized.

Discontinued Operations

On September 22, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with R&D Sockets, Inc. (“Buyer”) and R&D Circuits Holdings LLC pursuant to which substantially all of the assets and liabilities related to our Sockets operations were sold to the Buyer for $525,000 in cash and a note receivable from the Buyer for $25,000 due September 23, 2012. In connection with the Agreement, we and the Buyer entered into an Assignment, Assumption and Amendment of Lease (the “Lease Assumption Agreement”) pursuant to which the Buyer assumed all of our obligations under the lease agreement dated as of February 6, 2009, as amended May 31, 2011, between us and Minnesota Industrial Properties Limited Partnership covering administrative offices and a manufacturing facility related to our Sockets business. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information.

Results of Continuing Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	59.1	61.6	63.7

Gross profit	37.1	40.9	38.4	36.3
Operating expenses:
Research and development	13.4	11.7	11.6	13.4
Selling, general and administrative	39.8	26.8	32.9	35.2
Amortization of purchased intangibles	0.9	0.8	0.8	0.9

Total operating expenses	54.0	39.4	45.3	49.4

Income (loss) from operations	(16.9)	1.5	(6.9)	(13.2)
Other income (expense), net	1.9	(1.8)	0.4	0.1

Loss from continuing operations before income taxes	(15.0)	(0.2)	(6.5)	(13.1)
Income tax expense (benefit)	—	0.2	(0.3)	(0.4)

Loss from continuing operations	(15.0)	(0.4)	(6.8)	(12.7)
Loss from discontinued operations, net of tax	(7.5)	(1.0)	(2.6)	(3.3)

Net loss	(22.4)%	(1.4)%	(9.4)%	(15.9)%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2011	Systems	Probes	Corporate Unallocated	Total
Revenue	$16,565	$7,185	$—	$23,750
Gross profit	$5,162	$3,646	$—	$8,808
Gross margin	31.2%	50.7%	—	37.1%
Income (loss) from operations	$817	$454	$(5,286)	$(4,015)

Three Months Ended September 30, 2010
Revenue	$18,025	$6,399	$—	$24,424
Gross profit	$7,273	$2,720	$—	$9,993
Gross margin	40.4%	42.5%	—	40.9%
Income (loss) from operations	$3,121	$(265)	$(2,480)	$376

Nine Months Ended September 30, 2011	Systems	Probes	Corporate Unallocated	Total
Revenue	$55,912	$21,400	$—	$77,312
Gross profit	$19,632	$10,081	$—	$29,713
Gross margin	35.1%	47.1%	—	38.4%
Income (loss) from operations	$7,074	$126	$(12,505)	$(5,305)

Nine Months Ended September 30, 2010
Revenue	$46,835	$19,721	$—	$66,556
Gross profit	$15,622	$8,522	$—	$24,144
Gross margin	33.4%	43.2%	—	36.3%
Income (loss) from operations	$2,161	$(911)	$(10,016)	$(8,766)

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
Revenue	2011	2010
Systems	$16,565	$18,025	$(1,460)	(8.1)%
Probes	7,185	6,399	786	12.3%

Total	$23,750	$24,424	$(674)	(2.8)%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
Revenue	2011	2010
Systems	$55,912	$46,835	$9,077	19.4%
Probes	21,400	19,721	1,679	8.5%

Total	$77,312	$66,556	$10,756	16.2%

Systems

Certain financial information which contributed to the Systems revenue results was as follows:

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Percentage decrease in probe station unit sales	(37.3)%	(11.8)%
Percentage increase in average sales price (“ASP”)	28.3%	36.3%

The decrease in revenue for the three-month period ended September 30, 2011 compared to same period of the prior year was primarily the result of a decrease in unit sales, offset partially by an increase in ASP. The increase in revenue for the nine-month period ended September 30, 2011 compared to the same period of the prior year was primarily the result of an increase in ASP, offset partially by a decrease in unit sales.

The decreases in unit sales in the three and nine-month periods ended September 30, 2011 compared to the same periods of 2010 were primarily due to the timing of units sold and a decrease in sales of more compact 150mm manual stations. ASP’s in the three and nine-month periods ended September 30, 2011 compared to the same periods of 2010 were positively affected by changes in sales mix, as a larger number of higher-end 300mm and special application stations were sold relative to total unit sales.

Probes

The increases in Probes revenue for the three and nine-month periods ended September 30, 2011 compared to the same periods of 2010 were primarily the result of higher unit sales of our production probe cards and engineering probes.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
Cost of Sales	2011	2010
Systems	$11,403	$10,752	$651	6.1%
Probes	3,539	3,679	(140)	(3.8)%

Total	$14,942	$14,431	$511	3.5%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
Cost of Sales	2011	2010
Systems	$36,280	$31,213	$5,067	16.2%
Probes	11,319	11,199	120	1.1%

Total	$47,599	$42,412	$5,187	12.2%

Cost of sales was affected by changes in sales as discussed above combined with fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Margins	2011	2010	2011	2010
Systems	31.2%	40.4%	35.1%	33.4%
Probes	50.7%	42.5%	47.1%	43.2%
Overall	37.1%	40.9%	38.4%	36.3%

Systems

The decrease in Systems gross margins in the three-month period of 2011 compared to the same period of 2010 was primarily due to factory relocation costs in the third quarter of 2011 of approximately $0.4 million and decreased sales volumes, which resulted in higher unallocated fixed overhead costs recorded as period expenses in cost of sales.

The increase in Systems gross margins in the nine-month period of 2011 compared to the same period of 2010 was primarily due to $0.8 million of purchase price allocation adjustments in the 2010 period to value finished goods and work-in-process inventory acquired with the SUSS Test acquisition at their estimated selling price less cost to sell. Accordingly, when such inventory was sold, it resulted in near zero gross margins.

Probes

The increases in Probes gross margins for the three and nine-month periods ended September 30, 2011, compared to the same periods of 2010, were primarily due to decreased factory costs and higher sales volumes, which resulted in lower unallocated fixed overhead costs recorded as period expenses in cost of sales.

Overall

Overall changes in gross margins are primarily attributable to changes in Systems gross margin as that segment represents greater than two-thirds of total revenue and cost of sales in all periods presented.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
	2011	2010
Research and development	$3,175	$2,860	$315	11.0%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
	2011	2010
Research and development	$8,937	$8,886	$51	0.6%

The increase in the three-month period ended September 30, 2011 compared to the same period of 2010 was primarily due to a $0.1 million increase in salary, benefits and incentive compensation, a $0.1 million increase in professional fees and a $0.1 million increase in project related expenses.

The increase in the nine-month period ended September 30, 2011 compared to the same period of 2010 was primarily due to a $0.5 million increase in salary, benefits and incentive compensation, offset by $0.2 million increase in government grant reimbursements, a $0.2 million decrease in professional fees and a $0.1 million decrease in project related expenses.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
	2011	2010
Selling, general and administrative	$9,444	$6,557	$2,887	44.0%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
	2011	2010
Selling, general and administrative	$25,471	$23,444	$2,027	8.6%

The increase in the three-month period ended September 30, 2011 compared to the same period of 2010 was primarily due to a $2.1 million increase in restructuring charges, a $0.4 million increase in salary, benefits and incentive compensation and a $0.3 million increase in professional fees.

The increase in the nine-month period ended September 30, 2011 compared to the same period of 2010 was primarily due to a $2.2 million increase in restructuring charges and a $0.6 million increase in salary, benefits and incentive compensation, partially offset by a $0.3 million decrease in internal and external commissions due to changes in commissions programs and sales mix and a $0.7 million decrease in professional fees primarily due to the acquisition of SUSS Test in January 2010.

Restructuring charges in SG&A during 2011 related to the abandonment of excess leased facilities in connection with the consolidation of our manufacturing operations and our corporate headquarters.

Amortization of Purchased Intangibles

Amortization of purchased intangibles includes amortization related to our acquisitions. Amortization totaled $0.2 million in the three-month periods ended September 30, 2011 and 2010, and $0.6 million in the nine-month periods ended September 30, 2011 and 2010. Net purchased intangibles totaled $2.5 million at September 30, 2011 and amortization currently totals approximately $0.2 million per quarter.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income, net	$20	$9	$51	$54
Foreign currency gains (losses)	473	(400)	367	41
Losses on foreign currency forward contracts	(44)	(24)	(158)	(63)
Other	6	(13)	42	34

	$455	$(428)	$302	$66

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Our income tax expense totaled $0.2 million, or 4.8% of loss before income taxes, in the first nine months of 2011 and represents the estimated tax expense on income in foreign tax jurisdictions.

Our benefit from income taxes totaled $0.3 million, or 3.1% of loss before income taxes, in the first nine months of 2010 and represented a benefit for the release of valuation allowance on deferred tax assets in Germany due to the acquisition of SUSS Test in the first quarter of 2010, offset by tax expense due to expected taxable income in foreign tax jurisdictions for 2010.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented on our Condensed Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated per our Condensed Consolidated Balance Sheets due to the effects of fluctuating foreign exchange rates and sale of our sockets business in September 2011.

Net cash used in operating activities in the first nine months of 2011 was $1.5 million and consisted of our net loss of $7.2 million, net non-cash expenses of $6.7 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $0.6 million to $19.1 million at September 30, 2011, compared to $19.7 million at December 31, 2010. The decrease in accounts receivable was primarily due to lower sales, the sale of our Sockets business during the third quarter of 2011 and the timing of shipments during the third quarter of 2011 compared to the fourth quarter of 2010.

Inventories increased by $3.4 million to $24.2 million at September 30, 2011, compared to $20.8 million at December 31, 2010. The increase in inventory was primarily due to increased purchases in preparation of our factory consolidation and delays in the shipment of stations at the end of the third quarter of 2011. This increase was partially offset by inventory reserve charges of $0.6 million and sale of our sockets business in September 2011. If our actual results are significantly different than our current expectations for 2011, we may incur charges to write down inventory in future periods.

Prepaid expenses and other increased by $2.1 million to $4.1 million at September 30, 2011, compared to $2.0 million at December 31, 2010 primarily due to an increase in VAT receivables from Germany.

Accrued liabilities increased by $2.0 million to $8.3 million at September 30, 2011, compared to $6.3 million at December 31, 2010 primarily due to an increase in accrued lease abandonment (restructuring) costs and accrued sales tax and VAT payables.

Other long-term liabilities increased by $1.7 million to $4.5 million at September 30, 2011, compared to $2.8 million at December 31, 2010 primarily due to an increase in accrued lease abandonment (restructuring) costs.

Fixed asset purchases of $3.4 million in the first nine months of 2011 were primarily for improvements to our business information systems, research and development tools, production testing equipment and facility improvements related to our previously announced factory consolidation. We anticipate fixed asset additions for all of 2011 to be approximately $4.6 million primarily for production related equipment, facility improvements, research and development tools, business information systems and information technology equipment.

During the third quarter of 2011, we received $0.5 million in cash related to the sale of our Sockets business and will receive an additional $25,000 in the third quarter of 2012.

In September 2011, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock may be repurchased from time to time in the open market or in privately negotiated transactions. As of September 30, 2011, there had been no stock repurchases. In November 2011, we repurchased $2.0 million, or 714,285 shares, of our common stock at an average price of $2.80 per share. Following this repurchase, no amounts remain available for repurchase under this program.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $15.1 million at September 30, 2011. In addition, we also had $3.5 million of long-term marketable securities at September 30, 2011.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities.

Recent Accounting Guidance

See Note 14 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of September 30, 2011 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2011	2012 and 2013	2014 and 2015	2016 and beyond
Operating Leases	$11,833	$778	$5,751	$4,614	$690
Capital Leases	22	4	18	—	—
Purchase Order Commitments	4,763	3,963	800	—	—
Forward contracts	780	780	—	—	—

	$17,398	$5,525	$6,569	$4,614	$690

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, other than as set forth below. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 2, 2011 and the risk factor set forth below. See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report under the heading “Forward-Looking Statements and Risk Factors.”

Inventory located in Thailand may be subject to damage due to flood conditions.

As of November 1, 2011, approximately $1.0 million of our inventory on consignment is located at a manufacturing facility of a key supplier in Thailand. Recent flooding at this facility may endanger this inventory or result in delays in accessing it. As of the date of this report, we are unable to assess whether the inventory has been damaged. Any damage to this inventory or any such delay in accessing it could adversely affect our results of operations and financial condition.

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

As of September 30, 2011, we had used approximately $5.5 million of those proceeds for the repayment of indebtedness and $27.1 million, net of cash acquired, for our acquisitions of the eVue product line and Gryphics, Inc. and certain assets of Synatron GmbH and SUSS Test.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

2.1	Asset Purchase Agreement dated as of September 22, 2011 by and among Cascade Microtech, Inc., Gryphics, Inc., R&D Sockets, Inc. and R&D Circuits Holdings LLC*. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

10.1	Assignment, Assumption and Amendment of Lease dated as of September 22, 2011 by and among Cascade Microtech, Inc. and R&D Sockets, Inc.*. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules and similar attachments to the Asset Purchase Agreement and the Lease Assumption Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)