Form 10-K
period 2011-12-31
CASCADE MICROTECH INC
filed 2012-03-05
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51072

CASCADE MICROTECH, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0856709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 S.W. Gemini Drive Beaverton, Oregon	97008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 601-1000

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $55,164,624 computed by reference to the last sales price ($5.72) as reported by the NASDAQ Global Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011).

The number of shares outstanding of the registrant’s common stock as of March 5, 2012 was 14,195,723 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2011 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Company Profile

We design, develop, manufacture and market advanced wafer probing solutions for the electrical measurement and testing of high performance semiconductor chips. Our products enable precision on-wafer measurement of integrated circuits. We design, manufacture and assemble our products in Beaverton, Oregon and Dresden, Germany and maintain global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

We operate in two business segments: Systems and Probes. Sales of our probe stations are included in the Systems segment and sales of our analytical probes and production probe cards are included in the Probes segment.

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

We were incorporated in Oregon in 1984. Our principle executive offices are located at 9100 S.W. Gemini Drive, Beaverton, Oregon 97008.

Industry Background

The convergence of mobile, computer and consumer devices is accelerating, which provides new opportunities for testing complex devices. According to IC Insights, worldwide electronic system production increased 6% during 2011, which helped boost integrated circuit (“IC”) unit demand 2% despite flat market growth. The 2% unit increase in 2011 represented the sixth year out of the past seven years that shipments have increased. Worldwide semiconductor capital spending set a record high in 2011, climbing to $61.9 billion and surpassing the previous all-time high of $61.3 billion set in 2000. Over the next decade, we see three major trends occurring in the market: the continued drive to smaller geometries, the drive for more compactness using 3D/TSV (Through Silicon Vias) technology and the diversification into integrating the physical interfaces into the semiconductor device package. We believe we are well positioned to take advantage of all these trends.

Advancements in manufacturing technologies, such as smaller chip elements, new materials and larger wafer sizes have permitted manufacturers to achieve greater levels of functionality at a lower price. However, these advancements in chip manufacturing technologies have also led to increasing challenges in the design, manufacturing and testing of chips.

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

We sell our solutions to most segments of the semiconductor industry, including manufacturers of wireless, communications, microprocessors and other logic and memory chips. A substantial portion of our revenue is generated from sales of our probe stations and analytical probes to research and development laboratories of semiconductor manufacturers, as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 70% of our annual revenues in each of the last three years generated from customers outside of North America, primarily in Taiwan, Japan and other Asian countries and, to a lesser extent, Europe.

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

Products

We design, manufacture and sell multiple product lines, including probe stations, analytical probes, production probe cards and various services. A probe station is used in conjunction with our analytical probes to test chips in wafer form, together forming a probing system. Analytical probes and production probe cards electrically connect test equipment to the chips under test and are sold as consumable test tooling, which are mounted into production or probe stations.

Probe Stations. Probing systems are required in the development of new generations of chip processes and designs, and we expect that the demand for systems will continue to grow with the increasing complexity of new chip processes and designs. The process development complexities and costs have continually increased as each generation of semiconductor process has required the integration of more layers of smaller chip elements incorporating a longer list of new materials. Probing systems are a basic tool for characterizing and verifying the electrical performance, reliability and repeatability of the new chip elements.

We offer probe stations for 300 mm, 200 mm and 150 mm or smaller wafer sizes. Probe stations are highly configurable depending upon the size and type of wafer, the particular characteristics of the chip that the customer is testing, the required measurements, the temperatures at which the chip is tested and the test equipment that the customer is using. Our probe stations are available in either manual or semiautomatic versions. Our EDGE™ probe station is the world’s first and only measurement solution that delivers accurate 1/f (flicker) noise measurements from 1 hertz (Hz) up to 40 megahertz (MHz). The EDGE delivers new levels of certainty to companies that must continue to improve device performance, increase yield, command higher margins and reduce time to market. Our Tesla product helps power device manufacturers meet and beat the extraordinary pace of the global marketplace. Power device manufacturers can take advantage of a complete on-wafer solution for over-temperature, low-contact resistance measurements of power devices up to 3,000 volts (V) (triax)/10,000 V (coax). We also offer many probe station accessories, including thermal control systems, microscopes, lasers, cameras, special cables and connectors and other items.

We believe that we have significant market share by revenue in probing tools worldwide. We typically offer the widest product options and the highest electrical measurement performance for most engineering test requirements.

Analytical Probes. We offer over 50 different analytical probe models for engineering and production testing. Our Infinity series probes are designed with unique probe tips derived from our proprietary lithographic manufacturing technology, enabling superior electrical contacts on aluminum and copper pads. And the new InfinityQuad probe technology enables customization of up to 25 contacts for ground, power, logic, radio frequency (RF) or mm-wave contacts to 110 gigahertz (GHz), and enables probing of 30 micrometer (µm) x 50 µm pads at fine pitches over a temperature range of -40 to +125°C with minimal pad damage. The InfinityQuad probes delivers repeatable, accurate measurement of ICs, transistor or device arrays and test structures with low contact resistance on aluminum, copper or gold pads. While our analytical probes are used primarily for engineering testing, several of our analytical probes are also used in production testing of some high-frequency devices. We continue to add new models of analytical probes that address measurements with higher complexities and at higher frequencies up to 500 GHz. Cascade Microtech is the only company to offer a comprehensive probe repair program aimed at servicing our large installed base, and customers are now able to order probes direct from the factory.

Production Probe Cards. A production probe card temporarily connects one or more chips on a wafer under test to a high-volume production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing. Depending upon the test environment, production probe cards may last for several hundred thousand to roughly 1 million contact cycles. Production card sales are driven by production unit volumes and the various stages of the ICs being tested.

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

Services. In addition to routine installation services at the time of sale, we offer services to enable our customers to maintain and more effectively utilize our products and to enhance our customer relationships.

Customers and Geographic Information

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and probe stations for research and development and purchase, or direct their foundries to purchase, our Pyramid Probe cards to test chips manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 25 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, host seminars on topics such as measurement techniques and make proactive service calls. This close interaction has helped us build what we believe is a consistently loyal customer base. More than 1,000 customers purchased our products in 2011. Our top end-user customers during 2011 included (in alphabetical order): Broadcom, Fujitsu, Global Foundries, Hamamatsu, IBM, Intel, Peregrine Semiconductor, Samsung, Taiwan Semiconductor Manufacturing Company and Toshiba.

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

In 2011, 2010 and 2009, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 32%, 26% and 25% of our total revenue in each of 2011, 2010 and 2009, respectively.

International sales accounted for more than 70% of our total revenue in each of 2011, 2010 and 2009. Geographic revenues are as follows in 2011, 2010 and 2009:

Year Ended December 31,	2011	2010	2009
United States	26.1%	24.6%	29.9%
Asia Pacific	47.7%	45.7%	49.3%
Europe	23.5%	26.8%	17.5%
Other	2.7%	2.9%	3.3%

Long-lived assets, exclusive of long-term marketable securities and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2011	2010
United States	$11,156	$13,403
Asia Pacific	304	480
Europe	801	616

	$12,261	$14,499

Segments

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the operating income of our Systems sales and our Probes sales. We do not track our assets on a segment level, and, accordingly, that information is not provided. The sale of our Sockets operations in September 2011 was accounted for as discontinued operations and, accordingly, the results of operations related to the Sockets operations have been eliminated from the segment financial data below and prior period amounts have been revised to conform to this presentation.

Revenue, gross profit and operating income information from continuing operations by segment was as follows (dollars in thousands):

Year Ended December 31, 2011	Systems	Probes	Corporate Unallocated	Total
Revenue	$75,837	$28,773	$—	$104,610
Gross profit	$27,985	$13,431	$—	$41,416
Gross margin	36.9%	46.7%	—	39.6%
Income (loss) from operations	$11,002	$484	$(15,676)	$(4,190)

Year Ended December 31, 2010
Revenue	$65,422	$27,175	$—	$92,597
Gross profit	$23,336	$12,110	$—	$35,446
Gross margin	35.7%	44.6%	—	38.3%
Income (loss) from operations	$5,096	$(546)	$(12,658)	$(8,108)

Year Ended December 31, 2009
Revenue	$28,952	$22,342	$—	$51,294
Gross profit	$9,190	$10,806	$—	$19,996
Gross margin	31.7%	48.4%	—	39.0%
Income (loss) from operations	$(1,224)	$2,200	$(9,272)	$(8,296)

Technology

We are a leading innovator in developing electrical measurement and production test tools. One of our stated growth strategies is to continue to develop next-generation technologies. We have focused our research and development efforts on enabling our customers to take more precise electrical measurements in less time, on smaller and more dense devices, and with more robustness. Our core technologies include:

•

Broadband/High-Frequency/High Speed Interconnects and Probing. In 1983, our founders created the first microwave analytical probes that enabled the first on-wafer 18 GHz measurements and accelerated the commercialization of gallium arsenide chips. Since then, we have continued to innovate. We use and maintain a wide variety of design, verification, fabrication and calibration technologies for high-frequency probes and interconnections. For example, we have developed a complete library of high-frequency circuit elements for our Pyramid Probe layouts, similar to passive element libraries for chip foundries. We believe that these technologies provide a competitive advantage by allowing us to more effectively design and commercialize production probe cards and analytical probes.

•

Precision On-Wafer Measurements. In 1993, we were first to commercialize a shielded probe station utilizing our patented MicroChamber technology that increased thermal measurement productivity by 10 times and current measurement resolutions by 1,000 times. Many of our engineering probe stations feature MicroChamber technology, which ensure a dark, electrically noise-free measurement environment to enable low-current measurements over a wide thermal range. Our engineering probe stations also incorporate our proprietary low-noise thermal chuck technologies that increase measurement integrity and reduce the time required to take precise measurements. In early 2008, we introduced our Elite 300 probe station which improved low-current and low-voltage measurements. With the acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”) in 2010, we further enhanced our technology capabilities to enable precise measurements at cryogenic temperatures and at various pressure levels.

•

Microfabrication. Since 1990, we have shipped products that utilize our proprietary lithographic manufacturing processes for depositing, lithographic patterning, etching and plating probe structures on flexible substrates that are similar to the processes used in making chips. Our proprietary Pyramid technology has been under development since 1992 and continues to evolve and improve. We continue to develop this technology and introduce new probe card and analytical probe designs using these proprietary technologies. At the center of a Pyramid Probe card, tester connections converge on the chips under test through our unique, lithographically defined microscopic probe tips and electrical interconnection wiring. Our processing continues to mature and evolve, enabling faster delivery times, larger probe areas, smaller tip dimensions and interconnects, and a wider range of test temperatures. As chip elements continue to shrink, we expect to be able to scale and evolve our lithographic processes to continue to meet our customers’ requirements.

Sales, Marketing and Service

We sell our probe stations, analytical probes and production probe cards through a combination of manufacturers’ representatives, distributors and direct sales people. Manufacturers’ representatives are independent third parties that agree to sell our products at our prices and on terms set by us, in return for a commission based on sales. We typically use manufacturers’ representatives in areas where we believe require greater levels of customer support than we can deliver from our own sales offices. Distributors purchase our products and resell them at prices and upon terms set by the particular distributor. We typically use distributors where local regulations or business customs require local stocking of service parts, more immediate service support or other local services. Finally, our direct sales force is made up of our salaried and commissioned employees.

We work closely with our customers to select the most appropriate product or solution which best fits their applications. Sales of our engineering test solutions require significant interaction with our customers’ engineering labs and knowledge of their product development schedules and systems, as well as on-site demonstration capability. We also may assist our customers in the design requirements for their products to enhance testability. Sales of our production test solutions require significant interaction with customer production test managers, knowledge of their specific product details and hands-on support, particularly for new customers. Our production customers generally undertake an extensive evaluation of new probe technology before adoption. Our sales managers are experienced sales professionals with in-depth technical training, customer knowledge and industry expertise. The technical sophistication of our products requires substantial training for our manufacturers’ representatives, distributors and sales staff. We devote considerable effort and resources to developing a highly trained sales force that is responsive to our customers’ changing needs.

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

Our products are sold generally with a 12-month warranty. Customers may purchase an extended warranty of one to five years at the time a probe station is purchased. The extended warranty starts when the 12-month warranty ends. We also offer service contracts for our products of one year or more in duration which can be purchased at any time after expiration of any warranty. We employ service engineers in each of the four regions (Americas, Pacific Rim, Japan, Europe) in which we have sales and service divisions. We also contract with independent service representatives for product service in some foreign countries.

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expense was $11.8 million in 2011, $11.8 million in 2010 and $7.7 million in 2009. We are currently devoting substantial resources to enhancing the functionality of our probe stations and developing new products for adjacent markets. We are also devoting substantial resources to production probe cards that address non-RF applications.

At December 31, 2011, we employed 55 research and development engineers. We conduct research and development for all of our product lines at our facilities in Beaverton, Oregon and Dresden, Germany.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly at our facilities in Beaverton, Oregon and Dresden, Germany. We outsource the manufacturing and assembly of some products and components to the extent we can purchase them at a cost that is lower than our cost to produce them, and still meet the expectations and requirements of our customers. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

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

Probe Stations. Our primary competitor in the probes station market was SUSS Microtech AG until we acquired their test division (SUSS Test) in January 2010. Since then, our primary competitors have been Vector Semiconductor Co. Ltd., Lucas/Signatone Corporation, The Micromanipulator Company Inc. and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the probe station market are measurement accuracy and versatility, measurement speed, automation features, completeness of the measurement solutions, delivery time and price. We believe that we compete favorably with respect to these factors.

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

Production Probe Cards. Competition in the non-memory production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete with product offerings of other probe card vendors, including Feinmetall GmbH, FormFactor Inc., GGB Industries Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd., MicroProbe Inc., Micro Square Technology Inc., PHICOM Corporation, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc. and others. At least five probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd., Microprobe Inc., and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of customer evaluation, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe market depend upon the type of chip being tested, but include customer service, delivery time, price, probe card lifetime, chip damage, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of cleaning required. We believe that we compete favorably in probe cards for high frequencies and high-speed signals, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test.

Intellectual Property

Our success in large part depends on our proprietary technology. We do not depend on any one individual patent, instead relying on intellectual property, including patents and trade secrets, covering electrical measurement reliability and integrity, electrical shielding and the Pyramid Probe contact structure and production process. As of December 31, 2011, we had over 230 issued patents and 65 pending patent applications in the U.S. and over 70 issued foreign patents and 100 pending foreign patent applications. In addition, we regard certain of our processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

One important group of our patents claims technology relating to electrical shielding and other inventions required to measure extremely small signals on wafers. Most of these U.S. patents will expire between 2012 and 2015. Another important group of our patents claims designs and construction methods for probe tips on Pyramid Probes. These patents expire beginning in 2016.

Our policy is to seek patents when we can achieve a significant business advantage from inventions involving new products and improvements to existing products as part of our ongoing engineering and research and development activities. We cannot assure you that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by third parties. In addition, there can be no assurance that third parties will not design around our patents.

We also use certain patented technology of third parties in the manufacture of our products pursuant to license agreements. Pursuant to an agreement with Micronics Japan Company Ltd. and Hewlett-Packard Japan Ltd. (now Agilent Technologies), our subsidiary, Cascade Microtech Japan, Inc., and its affiliates have been granted a non-exclusive worldwide license to make, have made, use, lease, sell or otherwise transfer certain products that make use of patented technology relating to electric circuit measurement equipment. In exchange for the rights granted under the license, we pay royalties to Micronics Japan Company Ltd. and Agilent Technologies based on the number of products sold or leased. These royalties were insignificant in 2011. Our license will expire upon the expiration of the patent covering the licensed technology, which will occur in June 2013.

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

Employees

As of December 31, 2011, we had a total of 365 employees. Of these employees, 206 were located in United States, 113 were in located in Germany, 15 were located in Singapore, 14 were located in Japan, 10 were located in Taiwan and 7 were located in other counties. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees are subject to a collective bargaining agreement. However, certain employees at our manufacturing facility near Dresden, Germany, are represented by a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform in the future. At December 31, 2011, our backlog was $30.2 million compared with $26.9 million at December 31, 2010. We typically ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly all of our December 31, 2011 backlog in 2012. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain both historical information and forward-looking statements. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking, including, among others, statements regarding:

•	industry prospects;

•	our expectations and beliefs regarding future revenue growth for the first half and full year of 2012;

•	our expectations and beliefs regarding customer demand for the first half of 2012;

•	the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions;

•	our accounting and tax policies;

•	our share repurchase program;

•	our future capital requirements;

•	the comparability of our business cycles compared to the industry;

•	the significance of our probing tools market share and product offering, and the results of our electrical measurement performance;

•	the continued strength of our relationships with customers;

•	our anticipated spending on research and development;

•	the seasonal fluctuations in our business;

•	the timing of product delivery and delivery of backlog;

•	our expectations regarding sublease income;

•	our anticipated fixed asset additions in 2012; and

•	our ability to meet cash requirements;

A number of factors affect our operating results and could cause our actual future results to differ materially from those expressed or implied in such forward-looking statements, including, among others, cyclicality of the semiconductor industry; technological developments and competition in the semiconductor industry; potential customer concentration risks; our reliance on certain suppliers; risks associated with our international sales and operations; transactions affecting liquidity; and the risks discussed in Part I of this report entitled “Risk Factors.” These forward-looking statements are only predictions. Actual events or results may differ materially. In addition, historical information should not be considered an indicator of future performance. Please see Item 1A, “Risk Factors,” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements. In addition, we are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains a website at http://www.sec.gov where you can obtain some of our SEC filings. We also make available free of charge on our website at www.cascademicrotech.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 503-601-1000.

ITEM 1A.	RISK FACTORS

Our operating results have fluctuated in the past and are likely to fluctuate in the future, which could cause us to miss our guidance or analyst expectations and cause the trading price of our common stock to decline.

Our operating results have fluctuated in the past and are likely to continue to fluctuate. As a result, you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Factors that are likely to cause our revenue and operating results to fluctuate include:

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

Our business is heavily dependent on the level of research and development spending of our customers, the volume of semiconductor production by semiconductor manufacturers, particularly by wireless chip manufacturers, the development of new semiconductors and semiconductor designs and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and the products incorporating them. Semiconductor manufacturers in particular are known to sharply curtail their capital expenditures when confronted with an industry downturn. Since we sell our systems to virtually all chip segments, our revenue may be affected by any significant segment weakness. We may not achieve or maintain our current or prior levels of revenue growth. Any factor adversely affecting the semiconductor industry in general, or the particular segments, regions or major customers of the industry that our products target, will adversely affect our ability to generate revenue and could cause us to experience operating losses.

Because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets, revenue in any quarter is substantially dependent upon customer orders received and fulfilled in that quarter.

Our revenue is difficult to forecast because we generally do not have a sufficient backlog of unfilled orders for our engineering probe stations, analytical probes and production probe cards to meet our quarterly revenue targets at the beginning of a quarter. Historically, a significant portion of our revenue in any quarter depends upon customer orders that we receive and fulfill in that quarter, which is typically weighted in the last month of the quarter. In addition, because our expense levels are based in part on our expectations as to future revenue and, to a large extent, are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue in relation to our expectations and the expectations of analysts or investors could hurt our operating results and result in a decline in the price of our common stock.

If we do not keep pace with technological developments in the semiconductor industry, especially the trend toward faster, smaller and lower-cost chips, our revenue and operating results could suffer as potential customers decide to adopt our competitors’ products.

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

The markets for our products are highly competitive, and we expect competition to continue in the future. Our existing competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. We cannot assure you that we will maintain our current competitive position or that our production probe cards will achieve widespread acceptance in the market. Finally, increased competition could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance for our products, any of which could prevent us from growing our business and adversely affect our operating results. During 2012 or later, some of these competitors may use a strategy of intense discounting to help maintain, or even increase, their revenue and customer base.

Consolidation of our customer base could adversely affect our revenues and results of operations.

Customers could be purchased by other companies or simply dissolve. This may mean that fewer customers could have greater leverage to obtain price concessions thereby impacting margins negatively. In addition, leading-edge chip technology development in the semiconductor industry has become so expensive that our customers are often teaming up to perform the development work, effectively shrinking our customer base or slowing their purchases of engineering tools.

Some of our customers may experience adverse changes in their financial condition, resulting in decreased sales and bad debts.

Global economic changes, or changes in the economic condition of a given region or country could lead to negative changes in the financial condition of our customers, including insolvency and bankruptcy. These changes could have a negative impact on our sales, make it more difficult to collect on receivables and result in bad debts.

We rely on a small number of customers for a significant portion of our revenue, and the termination of any of these relationships would adversely affect our business.

Our top four customers accounted for a total of 20% and 16%, respectively, of our revenue in 2011 and 2010. Our customer base is less diversified in probes than in probe stations. Typically, our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of any of our significant customers.

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

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. From time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers. In the future, one or more of our suppliers may declare bankruptcy or go out of business due to unusually weak business conditions or other factors or may otherwise be unable to adequately meet our needs, which could force us to source our products from different suppliers. The manufacture of some of the materials, components and subassemblies that we use in our products, such as thermal chucks and microscopes, is a complex process, and in the event that we cannot obtain an adequate supply of these components, it would be difficult and time-consuming to identify and qualify new suppliers. If some of the materials used in our probe manufacturing process become unavailable, it would be costly and time consuming to identify and qualify new suppliers. In addition, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers.

The delay in shipments from, or complete loss of, any one of these suppliers could prevent us from producing and shipping our products, resulting in delayed or lost orders for our products and damage to our customer relationships, which would harm our results of operations. In addition, a significant increase in the price of one or more of these materials, components or subassemblies could materially adversely affect our results of operations.

Any disruption in the operations of our manufacturing facilities could harm our business.

We manufacture most of our products in our facilities located in Beaverton, Oregon and Dresden, Germany. Our manufacturing processes are complex and require sophisticated and costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our facilities, whether due to technical or labor difficulties, relocation or destruction of or damage to the facilities as a result of an earthquake, fire or any other reason, could materially and adversely affect our business, financial condition and results of operations.

We rely on suppliers and contract manufacturers for the products we sell.

Reliance on suppliers and contract manufacturers raises several risks, including the possibility of defective parts, lack of availability and the possibility of increases in component costs. Manufacturing efficiencies and our profitability can be adversely affected by each of these risks. For instance, during October 2011, heavy rain in Thailand resulted in flooding at the manufacturing facility of a key supplier for one of our probing stations. If we had not been able to obtain the necessary materials and resources to build those stations at our facility in Beaverton, Oregon, our revenues and results of operations for the fourth quarter of 2011 could have been adversely impacted.

We have long-lived assets, including fixed assets and intangible assets, recorded on our balance sheet. In the future, the fair value of certain long-lived assets may be reduced below their carrying value, which may require us to record non-cash asset impairment charges in future periods, which would adversely impact our results of operations.

As of December 31, 2011, we had fixed assets, goodwill and intangible assets of $13.2 million recorded on our balance sheets. We test our goodwill and other intangible assets with indefinite lives annually and we test other long-lived assets when an event occurs indicating the potential for impairment. If we record an impairment charge as a result of these analyses, it could have a material adverse impact on our results of operations.

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

As part of our business strategy, we may make acquisitions of, or investments in, companies, products or technologies that complement our current product offerings, enhance our technical capabilities, expand our operations into new markets or offer other growth opportunities. We may acquire companies, products or technologies in the future, which could pose risks to our operating results due to:

•	the failure of the transaction to advance our business strategy or to generate a satisfactory return on investment;

•	difficulties assimilating the acquired operations, personnel, technologies or products into our company;

•	diversion of management’s attention from our existing business;

•	adverse effects on relationships with our existing suppliers, customers or partners; and

•	the impairment of intangible assets or other assets acquired in the acquisition.

A re-organization could also result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

Subsequent to the acquisition of SUSS Test in January 2010, we began to restructure and integrate the combined businesses, which resulted in severance charges and inventory write-offs. In the second quarter of 2010, we restructured our Sockets business in Minnesota, which resulted in severance charges, inventory write-offs and shorter useful lives of certain equipment. In the third quarter of 2011, we sold our Sockets business, which resulted in a loss on disposal activities of $1.5 million. In the fourth quarter of 2010, in connection with our ongoing integration of the operations of SUSS Test, we announced plans to restructure and consolidate our sales organization and manufacturing operations. Manufacturing operations for our Systems business were consolidated at our Dresden, Germany facility and manufacturing operations for our Probes business, as well as our corporate headquarters, were consolidated at one of our Beaverton, Oregon facilities. Our sales offices in Vermont and Arizona were closed in the fourth quarter of 2010.

Total restructuring charges in 2011 were $3.4 million, primarily for lease abandonment, and were $2.7 million in 2010, primarily for severance and inventory write-offs.

We may, in the future, undertake additional restructuring or reorganization activities in order to improve operating efficiencies and reduce operating costs. Such activities may require significant efforts, including the integration of product manufacturing, research and development, sales and marketing efforts and general and administration activities, and any additional charges and write-offs, which could adversely affect our operating results. There can be no assurance that such activities would be successful or reduce operating costs.

We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results.

Over the past three years, we have derived more than 70% of our annual revenue from sales outside the United States, primarily in Taiwan, Japan and other Asian countries and, to a lesser extent, Europe. Geographic revenues are as follows (in thousands):

Year Ended December 31,	2011	2010	2009
United States	$27,251	$22,750	$15,316
Asia Pacific	49,906	42,351	25,293
Europe	24,634	24,784	8,968
Other	2,819	2,712	1,717

	$104,610	$92,597	$51,294

We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. In the past, the economic climate in some foreign markets, particularly in Asia, has, at times, quickly and dramatically changed, resulting in a negative effect on our operating results.

Currently, we maintain six international offices in Europe and Asia, and we may establish new international offices in the future. Risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	the possible lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	changes in the value of foreign currencies in relation to the U.S. dollar, our reporting currency;

•	changes in domestic or foreign law or policy resulting in the need to comply with potentially burdensome government controls, regulations, tariffs, embargoes or export and import license requirements;

•	longer payment cycles;

•	differing and more burdensome labor regulations and practices in Europe;

•	social and political unrest in the Middle East;

•	the effects of sudden outbreaks of epidemics in Asia and other parts of the world; and

•	the effects of terrorist attacks in the U.S. and any related conflicts or similar events worldwide.

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

Finally, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While some of our sales are denominated in foreign currencies, most of our international sales have been denominated in U.S. dollars. In addition, most of our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries.

We may be exposed to uninsured risks if the type and amount of coverage we carry are not adequate, or if the insurance company is unable to honor claims.

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

Our success depends on the continued services of our executive officers and other key management, technical, and sales and marketing personnel and on our ability to continue to attract, retain and motivate qualified personnel. The loss of key personnel could limit our ability to develop new products and adapt existing products to our customers’ evolving requirements and may result in lost sales and a diversion of management resources. In addition, much of our competitive advantage and intellectual property is based on the expertise, experience and know-how of our key personnel. To support our future growth, we will need to attract and retain additional qualified management, technical and sales and marketing employees. Competition for such personnel in our industry can be intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty charges totaled $1.1 million, $0.6 million and $0.5 million in 2011, 2010 and 2009, respectively. Although we are not currently seeking reimbursement from any vendors related to our warranty expense, we have in the past, and may again in the future, seek reimbursement from certain vendors. To the extent that we experience additional failures of purchased components that increase our warranty expenses that are not reimbursed by the vendor, our results of operations will be adversely affected.

If we fail to protect our proprietary technology and rights, competitors may be able to use our technologies, which would weaken our competitive position and could reduce our sales.

Our success and competitive position depend in significant part on the technically innovative features of our products, and, if we fail to protect our proprietary rights, our competitors might gain access to our technology. Although we rely in part on patent, trade secret and trademark laws to protect the proprietary technology used in our products, our patents may be challenged by third parties and held invalid, and any of our pending patent applications may not be approved. Additionally, we may not be able to develop additional proprietary technology that is patentable. Policing unauthorized use of our products is difficult, and we may not be able to prevent the misappropriation and unauthorized use of our technologies. In addition, our existing and future patents may not be sufficiently broad to protect our proprietary technologies, may not provide us with competitive advantages and may be circumvented by the designs of third parties. Certain of our patents will expire in the near future, and such expirations will reduce our ability to assert claims against competitors or others who use similar technology.

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

Over the past three years, we have derived more than 70% of our annual revenue from products sold to customers outside of North America. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. The manner in which we protect our proprietary rights may not be adequate in some foreign countries. Our failure to adequately protect our intellectual property in foreign countries would make it easier for competitors to copy or circumvent our product designs and sell competing products in those countries, which could adversely affect our revenue and cause us to lose customers.

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

We will continue to make investments in research and development to sustain and improve our competitive position and meet our customers’ needs. These investments currently include enhancing our probe stations, refining probe fabrication processes and developing higher performance probe cards and analytical probes. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position or meet our customers’ needs.

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

In addition, many countries including those in the European Union (EU) and China have implemented directives that restrict the sale of new electrical and electronic equipment containing hazardous substance, or make producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. If it is determined that we do not comply with certain environmental regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage, and be required to take reserves for costs associated with compliance with these regulations.

Environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes.

Product liability claims may be asserted against us, resulting in costly litigation for which we may not have sufficient liability insurance.

Our customers may use our products in the testing of high-reliability semiconductors for critical applications such as telecommunications infrastructure, military, medical and aerospace equipment. Defects or other problems with the performance of our products could result in financial or other damages to our customers. In addition, some of our probe stations that use high-powered lasers or operate at high voltage or extreme temperatures may cause death or injury to persons utilizing such equipment due to undetected design or manufacturing defects or due to improper use or maintenance by our customers. Although our product invoices and sales contracts generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these provisions. Product liability litigation against us, even if it were unsuccessful, could be time consuming and costly to defend. Additionally, although we carry product liability insurance, in some circumstances it may not cover certain claims or be adequate to cover all claims.

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

Our officers and directors and their affiliates may control the outcome of matters requiring shareholder approval.

As of December 31, 2011, our executive officers and directors and their affiliates beneficially owned greater than 35% of our outstanding shares of common stock. Consequently, these shareholders have substantial influence over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders.

Change in control severance agreements with certain executive officers and the anti-takeover provisions of our charter documents and Oregon law may inhibit a takeover or change in our control that shareholders may consider beneficial.

Change in control severance agreements with certain executive officers and provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these agreements and provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions:

•	We have typically staggered our board of directors, which makes it more difficult for a group of shareholders to quickly change the composition of our board.

•

Our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or change our control.

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

We rely on the security and integrity of our electronic data systems and our business could be damaged by a security breach or other compromise of these systems.

If we are unable to safeguard our electronic data, our intellectual property could be compromised which may harm our reputation and damage customer relationships. In addition, if we suffer an unauthorized intrusion into our own systems, we, or our customers, may suffer a loss of proprietary information that could create liability for us and undermine our business. Additionally, if our systems are inaccessible for a period of time, it may compromise our ability to perform business functions in a timely manner.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We maintain our corporate headquarters and our Probes manufacturing at a 59,000 square foot leased facility that includes a clean room at a site in Beaverton, Oregon. Our lease of this facility expires December 31, 2014. Our Systems manufacturing is primarily performed at a 42,000 square foot leased facility near Dresden, Germany. Our lease of that facility expires December 31, 2017. We lease small sales and service offices in Japan, Germany, China, Taiwan and Singapore. In addition, we have 58,000 square feet of unused leased space in Beaverton, Oregon that we are attempting to sublease. The lease on the unused space expires December 31, 2015.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Prices and Dividends

Our common stock trades under the symbol “CSCD” on the NASDAQ National Market System. The high and low closing sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2011 was as follows:

2011	High	Low
Quarter 1	$6.50	$4.29
Quarter 2	6.85	5.20
Quarter 3	5.85	3.63
Quarter 4	3.92	2.78

2010	High	Low
Quarter 1	$4.75	$4.00
Quarter 2	5.15	4.05
Quarter 3	4.62	3.45
Quarter 4	4.50	3.34

As of March 5, 2012, there were 54 shareholders of record and approximately 700 beneficial shareholders.

We have not declared or paid any cash dividends on our common stock in the past two years. We currently expect to retain any future earnings to fund the operation and expansion of our business, and do not currently expect to pay cash dividends in the foreseeable future.

Repurchases of Common Stock

In September 2011, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock was available to be repurchased from time to time in the open market or in privately negotiated transactions. In November 2011, we repurchased $2.0 million, or 714,285 shares, of our common stock for a weighted average price of $2.80 per share. Following this repurchase, no amounts remained available under this program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
October 1 to October 31	—	—	—	$2.0 million
November 1 to November 30	714,285	$2.80	714,285	—
December 1 to December 31	—	—	—	—

Total	714,285	$2.80	714,285	—

In February 2012, our board of directors authorized the repurchase of up to an additional $1.0 million of our common stock.

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

	Base Period 12/31/06	Indexed Returns Period Ended
Company/Index		12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Cascade Microtech, Inc.	$100.00	$77.79	$14.89	$34.96	$33.21	$26.03
Semiconductor Peer Group	100.00	84.92	31.94	57.53	62.02	55.24
NASDAQ Composite Index	100.00	109.81	65.29	93.95	109.84	107.86

ITEM 6.	SELECTED FINANCIAL DATA

The consolidated statement of operations and balance sheet data set forth below has been derived from our consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Statement of Operations Data
Revenue	$104,610	$92,597	$51,294	$72,756	$86,072
Cost of sales	63,194	57,151	31,298	42,276	46,859

Gross profit	41,416	35,446	19,996	30,480	39,213
Operating expenses:
Research and development	11,807	11,815	7,667	9,109	10,363
Selling, general and administrative	33,799	31,739	20,625	27,203	26,238
Asset impairment charges	—	—	—	3,001	—

Total operating expenses	45,606	43,554	28,292	39,313	36,601

Income (loss) from operations	(4,190)	(8,108)	(8,296)	(8,833)	2,612
Other income (expense), net	572	10	394	964	1,290

Income (loss) from continuing operations before income taxes	(3,618)	(8,098)	(7,902)	(7,869)	3,902
Provision (benefit) for income taxes	180	36	(2,049)	1,537	1,018

Income (loss) from continuing operations	(3,798)	(8,134)	(5,853)	(9,406)	2,884
Loss from discontinued operations, net of tax	(2,004)	(2,205)	(1,796)	(25,171)	(1,954)

Net income (loss)	$(5,802)	$(10,339)	$(7,649)	$(34,577)	$930

Basic and diluted income (loss) per share from continuing operations	$(0.26)	$(0.57)	$(0.44)	$(0.72)	$0.22
Basic and diluted loss per share from discontinued operations	(0.14)	(0.15)	(0.13)	(1.93)	(0.15)

Basic and diluted net income (loss) per share	$(0.40)	$(0.72)	$(0.57)	$(2.65)	$0.07

Shares used in basic per share calculations	14,583	14,286	13,319	13,071	12,550

Shares used in diluted per share calculations	14,583	14,286	13,319	13,071	12,840

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data
Cash and cash equivalents, short-term marketable securities and restricted cash	$14,782	$24,445	$32,854	$32,545	$29,421
Working capital	47,063	50,944	56,786	58,269	58,965
Total assets	83,064	84,545	80,944	88,456	125,281
Current portion of capital lease obligations	15	13	11	19	13
Long-term capital lease obligations, less current portion	3	18	29	62	51
Other long-term liabilities	4,470	2,906	2,596	2,669	5,763
Shareholders’ equity	59,297	65,606	71,385	76,700	107,605

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Revenues increased to $104.6 million in 2011 compared to $92.6 million 2010 as a result of overall improvements in the global semiconductor and semiconductor equipment markets. Loss from continuing operations in 2011 was $3.8 million compared to $8.1 million in 2010. The loss from continuing operations in 2011 and 2010 included the following charges (in thousands):

	For the Year Ended December 31,
	2011	2010
Restructuring charges	$3,418	$2,684
Factory moving and other project costs	1,174	1,255
Direct acquisition costs	—	824

	$4,592	$4,763

Outlook for 2012

We begin 2012 coming off a record year for Cascade Microtech. During 2011, we experienced revenue growth of 13% compared to 2010. This was driven primarily by demand for our Systems products. Looking forward to 2012, we do not have a clear view of the industry’s prospects for the entire year, however, based on our current view, our growth will moderate, as demand for the first half of 2012 appears to be consistent with the levels achieved in 2011.

Restructuring Charges

During 2011, we took actions to reduce our overall cost structure. We recorded restructuring charges in connection with employee severance benefits. We also recorded restructuring charges in connection with excess leased facilities to offset future rent, net of estimated sublease income that we believe could be reasonably obtained. If the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit will be recognized.

Discontinued Operations

On September 22, 2011, we sold substantially all of the assets and liabilities related to our Sockets operations to R&D Sockets, Inc. for $525,000 in cash and a note receivable from the buyer for $25,000 due September 23, 2012. In connection with the transaction, the buyer assumed all of our obligations under the lease agreement covering administrative offices and a manufacturing facility related to our Sockets business. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
	2011	2010	2009
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales	60.4	61.7	61.0

Gross profit	39.6	38.3	39.0
Operating expenses:
Research and development	11.3	12.8	14.9
Selling, general and administrative	32.3	34.3	40.2

Total operating expenses	43.6	47.0	55.2

Loss from operations	(4.0)	(8.8)	(16.2)
Other income, net	0.5	—	0.8

Loss from continuing operations before income taxes	(3.5)	(8.7)	(15.4)
Income tax expense (benefit)	0.2	—	(4.0)

Loss from continuing operations	(3.6)	(8.8)	(11.4)
Loss from discontinued operations, net of tax	(1.9)	(2.4)	(3.5)

Net loss	(5.5)%	(11.2)%	(14.9)%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Year Ended December 31, 2011	Systems	Probes	Corporate Unallocated	Total
Revenue	$75,837	$28,773	$—	$104,610
Gross profit	$27,985	$13,431	$—	$41,416
Gross margin	36.9%	46.7%	—	39.6%
Income (loss) from operations	$11,002	$484	$(15,676)	$(4,190)

Year Ended December 31, 2010
Revenue	$65,422	$27,175	$—	$92,597
Gross profit	$23,336	$12,110	$—	$35,446
Gross margin	35.7%	44.6%	—	38.3%
Income (loss) from operations	$5,096	$(546)	$(12,658)	$(8,108)

Year Ended December 31, 2009
Revenue	$28,952	$22,342	$—	$51,294
Gross profit	$9,190	$10,806	$—	$19,996
Gross margin	31.7%	48.4%	—	39.0%
Income (loss) from operations	$(1,224)	$2,200	$(9,272)	$(8,296)

Revenue

Revenue information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Revenue	2011	2010
Systems	$75,837	$65,422	$10,415	15.9%
Probes	28,773	27,175	1,598	5.9%

Total	$104,610	$92,597	$12,013	13.0%

	Year Ended December 31,		Dollar Change	% Change
Revenue	2010	2009
Systems	$65,422	$28,952	$36,470	126.0%
Probes	27,175	22,342	4,833	21.6%

Total	$92,597	$51,294	$41,303	80.5%

Systems

Certain financial information which contributed to the Systems revenue results was as follows:

	2011 compared to 2010	2010 compared to 2009
Percentage increase (decrease) in station unit sales	(8.9)%	90.8%
Percentage increase in average sales price (“ASP”)	27.5%	32.6%

The increase in Systems revenue in 2011 compared to 2010 was the result of an increase in average selling price (“ASP”), offset partially by a decrease in unit sales of more compact 150mm manual stations. ASP in 2011 compared to ASP in 2010 was positively affected by changes in sales mix, as a larger number of higher-end 300mm and special application stations were sold relative to total unit sales. ASP includes the sales price of any analytical probes, probe cards and accessories purchased with a probe station.

The increase in Systems revenue in 2010 compared to 2009 was the result of both an increase in unit sales and an increase in ASPs. We realized increased unit sales due to the overall improvement in semiconductor and semiconductor equipment markets during 2010 and our acquisition of SUSS Test in January 2010. ASP was positively affected by sales mix, as a larger number of high-end 300mm, cryogenic and high-power systems were sold.

Sales of 300mm, cryogenic and high-power systems collectively represented 27%, 21% and 11% of total unit sales in 2011, 2010 and 2009, respectively.

Probes

The increase in Probes revenue in 2011 compared to 2010 was primarily the result of higher unit sales of our production probe cards and engineering probes.

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

Cost of sales information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Cost of Sales	2011	2010
Systems	$47,852	$42,086	$5,766	13.7%
Probes	15,342	15,065	277	1.8%

Total	$63,194	$57,151	$6,043	10.6%

	Year Ended December 31,		Dollar Change	% Change
Cost of Sales	2010	2009
Systems	$42,086	$19,762	$22,324	113.0%
Probes	15,065	11,536	3,529	30.6%

Total	$57,151	$31,298	$25,853	82.6%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Year Ended December 31,
Gross Margins	2011	2010	2009
Systems	36.9%	35.7%	31.7%
Probes	46.7%	44.6%	48.4%
Overall	39.6%	38.3%	39.0%

Systems

The increase in Systems gross margins in 2011 compared to 2010 was primarily due to a $0.7 million decrease in inventory valuation charges. Inventory valuation charges totaled $1.1 million in 2010, primarily related to restructuring charges following our acquisition of SUSS Test in January 2010, compared to $0.4 million in 2011. In addition, 2010 included $1.0 million of purchase price allocation adjustments to value finished goods and work-in-process inventory acquired in connection with the SUSS Test acquisition at their estimated selling price less cost to sell. Accordingly, when such inventory was sold, it resulted in near zero gross margins. Factory consolidation costs of approximately $0.9 million were included in gross margin for 2011. Other changes were attributable to sales mix, as a larger number of high-end systems were sold in 2011.

The increase in Systems gross margins in 2010 compared to 2009 was primarily due to changes in sales mix, as a larger number of high-end systems were sold in 2010. Systems gross margins were negatively affected in 2010 by inventory valuation charges of $1.1 million compared to $0.5 million in 2009. Inventory valuation charges in 2010 included restructuring charges of $1.0 million in the first quarter of 2010 for discontinued products following the acquisition of SUSS Test. In addition, the Systems gross margin in 2010 was negatively affected by purchase price allocation adjustments to value finished goods and work-in-process inventory acquired in the SUSS Test acquisition at their estimated selling price less cost to sell. Accordingly, when such inventory was sold, it resulted in near zero gross margins. During 2010, $1.0 million of such inventory was sold, with a remaining balance of $0.2 million as of December 31, 2010.

Probes

The increase in Probes gross margins in 2011 compared to 2010 was primarily due to decreased factory costs and higher sales volumes, which resulted in lower unallocated fixed overhead costs recorded as period expenses in cost of sales.

The decrease in Probes gross margins in 2010 compared to 2009 was primarily due to a shift in sales mix as a higher number of lower-margin analytical probes that are sourced from third parties were sold following the acquisition of SUSS Test in January 2010. In addition, we recorded inventory valuation charges of $0.6 million in 2010, compared to $0.4 million in 2009. The increase in sales positively affected gross margins during 2010 as unallocated fixed overhead costs recorded as period expenses in cost of sales decreased as compared to 2009.

Overall

Overall changes in gross margins from 2010 to 2011 are primarily attributable to changes in Systems gross margin as that segment represented greater than two-thirds of total revenue and cost of sales in 2011 and 2010.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2011	2010
Research and development	$11,807	$11,815	$(8)	(0.1)%

	Year Ended December 31,		Dollar Change	% Change
	2010	2009
Research and development	$11,815	$7,667	$4,148	54.1%

Research and development expense was flat in 2011 compared to 2010 as a result of a $0.5 million increase in salary, benefits and incentive compensation being offset by a $0.3 million increase in government grant reimbursements and a $0.2 million decrease in project related expenses.

The increase in 2010 compared to 2009 was primarily the result of the SUSS Test acquisition in January 2010 and included a $2.4 million increase in salary, benefits and incentive compensation, a $0.5 million increase in professional fees and a $0.2 million increase in travel, meals and entertainment. We also had increases in occupancy, depreciation and other miscellaneous expenses.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2011	2010
Selling, general and administrative	$33,799	$31,739	$2,060	6.5%

	Year Ended December 31,		Dollar Change	% Change
	2010	2009
Selling, general and administrative	$31,739	$20,625	$11,114	53.9%

The increase in 2011 compared to 2010 was primarily due to a $2.1 million increase in restructuring charges and a $1.4 million increase in salary, benefits and incentive compensation, partially offset by a $0.7 million decrease in internal and external commissions due to changes in commissions programs and sales mix, and a $0.7 million decrease in professional fees primarily due to the expense recognized in 2010 from the acquisition of SUSS Test in January 2010.

Restructuring charges included in SG&A during 2011 related to the abandonment of excess leased facilities in connection with the consolidation of our manufacturing operations and our corporate headquarters. Restructuring charges included in SG&A in 2010 included charges related to our acquisition of SUSS Test and the reorganization of our sockets business in Minnesota, and primarily included termination and severance related charges.

The increase in 2010 compared to 2009 was primarily the result of the SUSS Test acquisition in January 2010 and the resulting increase in sales and included a $5.1 million increase in salary, benefits and incentive compensation, a $2.2 million increase in internal and external sales commissions, a $1.2 million increase in professional fees, a $1.0 million increase in travel, meals and entertainment, a $0.6 million increase in severance costs and a $0.3 million increase in occupancy costs, as well as increases in other miscellaneous expenses.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) may also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest income, net	$92	$70	$313
Foreign currency gains (losses)	595	(26)	198
Losses on foreign currency forward contracts	(144)	(73)	(140)
Other	29	39	23

	$572	$10	$394

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decrease in 2010 compared to 2009 was due to a combination of a decrease in the yields on investments and decreased cash and investment balances resulting from our purchase of SUSS Test in January 2010.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies. Our other income for 2009 included a $0.3 million adjustment for foreign currency re-measurement related to 2008.

Income Taxes

Information regarding our income tax expense (benefit) was as follows:

	Year Ended December 31,
	2011	2010	2009
Income tax provision (benefit) related to continuing operations	$180	$36	$(2,049)
Income tax provision (benefit) as a percentage of loss from continuing operations	5.0%	0.4%	(25.9)%

Generally, the provision (benefit) for income taxes is the result of the mix of profits (losses) earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves.

Our 2011 income tax provision represents the estimated tax expense on income in foreign tax jurisdictions, offset by a decrease in unrecognized tax benefits related to a prior year tax position.

Our 2010 income tax provision included tax expense due to taxable income in foreign tax jurisdictions, offset by a net benefit in Germany that primarily related to the release of the valuation allowance against deferred tax assets due to the acquisition of SUSS Test in January 2010.

Our 2009 income tax benefit was primarily attributable to a tax relief act signed into law during the fourth quarter of 2009 that increased the carryback of our 2009 net operating losses from two to five years.

Liquidity and Capital Resources

Net cash used in operating activities in 2011 was $2.6 million and consisted of our net loss of $5.8 million, offset by net non-cash expenses of $8.5 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $4.2 million to $23.9 million at December 31, 2011, compared to $19.7 million at December 31, 2010. The increase in accounts receivable was primarily due to higher sales in the fourth quarter of 2011 as compared to the fourth quarter of 2010, as well as timing of sales in the quarter.

Inventories increased by $2.8 million to $23.6 million at December 31, 2011, compared to $20.8 million at December 31, 2010. The increase in inventory was primarily due to increased purchases of raw materials in preparation for orders expected to ship in 2012. This increase was partially offset by inventory reserve charges of $1.1 million and the sale of our Sockets business in September 2011. If our actual results are significantly different than our current expectations for 2012, we may incur charges to write down inventory in future periods.

Prepaid expenses and other increased by $2.1 million to $4.1 million at December 31, 2011, compared to $2.0 million at December 31, 2010 primarily due to an increase in VAT receivables from Germany.

Accrued liabilities increased by $1.4 million to $7.7 million at December 31, 2011, compared to $6.3 million at December 31, 2010 primarily due to an increase in accrued sales taxes and VAT, and lease abandonment (restructuring) costs.

Other long-term liabilities increased by $1.4 million to $4.2 million at December 31, 2011, compared to $2.8 million at December 31, 2010 primarily due to an increase in accrued lease abandonment (restructuring) costs.

Fixed asset purchases of $3.7 million in 2011 primarily related to improvements to our business information systems, research and development tools, production testing equipment and facility improvements related to our previously announced factory consolidation. We anticipate fixed asset additions for all of 2012 to be approximately $3.5 million, primarily for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment.

During the third quarter of 2011, we received $0.5 million in cash related to the sale of our Sockets business and we are scheduled to receive an additional $25,000 in the third quarter of 2012.

In September 2011, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In November 2011, we repurchased $2.0 million, or 714,285 shares, of our common stock at an average price of $2.80 per share. Following this repurchase, no amounts remained available for repurchase under this program.

In February 2012, our board of directors authorized a new stock repurchase program under which up to an additional $1.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. As of March 5, 2012, 4,839 shares had been repurchased at an average price of $3.77 per share, for a total purchase price of $18,000.

Changes in our assets and liabilities as presented on our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated for our Consolidated Balance Sheets due to the effects of fluctuating foreign exchange rates and the sale of our Sockets business in September 2011.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $13.3 million at December 31, 2011. In addition, we also had $1.8 million of long-term marketable securities at December 31, 2011. Cash, cash equivalents and marketable securities at December 31, 2011 includes earnings of $3.1 million at foreign subsidiaries that is permanently reinvested.

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

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2011 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2012	2013 and 2014	2015 and 2016	2017 and beyond
Operating Leases	$11,898	$3,198	$6,308	$2,060	$332
Capital Leases	18	15	3	—	—
Purchase Order Commitments (1)	7,162	7,032	130	—	—
Forward contracts	1,028	1,028	—	—	—

	$20,106	$11,273	$6,441	$2,060	$332

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Revenue Recognition

Revenue from product sales to customers that do not have special acceptance criteria, including product sales to distributors, is recognized when a written purchase order has been obtained, the product is shipped, title has transferred, no obligations remain and collectability is reasonably assured. Generally, we ship our products with origin terms. For any shipments with destination terms, we defer revenue until delivery to the customer. Revenue from customers who have special acceptance criteria beyond our standard terms and conditions is deferred until all acceptance criteria are satisfied. Revenue for installation services, consisting of assembly and testing, is recognized when the services are performed. Deferred revenue related to service contracts is recognized over the life of the contract, typically one to two years.

Our transactions may involve the sale of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated based on the fair value of each element. A typical multiple element arrangement may include some or all of the following components: products, accessories, installation services, training and extended warranty contracts. The total sales price is allocated based on the relative fair value of each component.

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

Goodwill of $1.0 million at December 31, 2011 and 2010 relates to our acquisition of SUSS Test in January 2010. This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our impairment test performed in the fourth quarter of 2011 and 2010 did not indicate impairment of goodwill.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including our intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. During 2010, we recorded $0.2 million of write-downs to property and equipment in connection with our restructuring activities. See Note 17 of Notes to Consolidated Financial Statements. We did not record any impairment charges for long-lived assets during 2011 or 2009.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the estimated future benefit of research and development tax credits, foreign tax credits, net operating loss carryforwards and certain temporary differences. A valuation allowance is recorded when management cannot reach the conclusion that it is more likely than not that the deferred tax assets will be realized.

In 2011, we increased our valuation allowance by $2.5 million related to increases in deferred tax assets. In 2010, we increased our valuation allowance by $1.9 million, which included increases for changes in our net deferred tax assets during 2010, partially offset by a $0.4 million reduction of our valuation allowance on certain deferred tax assets in Germany in connection with our acquisition of SUSS Test in January 2010. The valuation allowance totaled $11.7 million and $9.2 million, respectively, at December 31, 2011 and 2010. At December 31, 2011, we had net deferred tax assets on our balance sheet totaling $0.5 million, primarily related to foreign jurisdictions. We may record additional valuation allowances in the future.

Our gross federal net operating loss (NOL) carryforward, before valuation allowance, totaled $16.6 million and $9.0 million, respectively, at December 31, 2011 and 2010.

Uncertainty in Income Taxes

We recognize the benefits of tax return positions in our financial statements if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our financial statements. At December 31, 2011, we had total unrecognized tax benefits of $0.1 million. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

Recent Accounting Guidance

See Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of accounting pronouncements issued but not yet adopted.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward exchange contracts. The purpose of these contracts is to reduce the risk that future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies, primarily the Japanese yen, to hedge specific receivables. As of December 31, 2011, we had contracts outstanding for the purchase of Japanese yen totaling approximately $1.0 million, which mature through June 2012.

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

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment-grade securities.

As of December 31, 2011, we held cash and cash equivalents, marketable securities and restricted cash and cash equivalents of $16.6 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our marketable securities and cash equivalents, a decline in interest rates would not materially affect the fair value of our marketable securities or cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by Item 8 begin on page F-1 of this Annual Report on Form 10-K. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2011 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Revenue	$27,013	$26,549	$23,750	$27,298
Gross profit	10,795	10,110	8,808	11,703
Income (loss) from continuing operations(1)	216	(1,907)	(3,551)	1,444
Loss from discontinued operations	(110)	(117)	(1,777)	—
Net income (loss)(1)	106	(2,024)	(5,328)	1,444
Basic and diluted net income (loss) per share(2)	0.01	(0.14)	(0.36)	0.10

2010
Revenue	$19,407	$22,725	$24,424	$26,041
Gross profit	5,579	8,572	9,993	11,302
Income (loss) from continuing operations(1)	(6,594)	(1,710)	(93)	263
Income (loss) from discontinued operations	(806)	(1,143)	(260)	4
Net loss(1)	(7,400)	(2,853)	(353)	267
Basic and diluted net income (loss) per share(2)	(0.53)	(0.20)	(0.02)	0.02

(1)	Includes restructuring charges (benefit) totaling $(0.1) million, $1.4 million and $2.1 million in the first, second and third quarter of 2011, respectively, and $2.1 million, $0.4 million and $0.2 million in the first, second and fourth quarter of 2010, respectively. The first quarter of 2010 also includes charges related to our acquisition of SUSS Test in January 2010.
(2)	Quarterly per share amounts may not add to yearly totals due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Limitation on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all occurrences of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the control systems will detect all control issues, including instances of fraud, if any.

ITEM 9B.	OTHER INFORMATION

None.

PART III

We have incorporated by reference into Part III the information that will appear in our definitive proxy statement for our 2012 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2011 pursuant to Regulation 14A.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and executive officers is included under “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee Financial Expert” and “Code of Ethics” in our Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Director Compensation” and “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A
Equity compensation plans approved by shareholders(3)	960,228	(1)	$6.01	1,852,795	(2)
Equity compensation plans not approved by shareholders(4)	—		—	—

Total	960,228		$6.01	1,852,795

(1)	Excludes purchase rights accruing under our 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which had a shareholder approved reserve of 800,000 shares at December 31, 2011 and was increased to 850,000 shares in January 2012. Under the Purchase Plan, each eligible employee may purchase shares of our common stock at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the fair market value of the common stock on the enrollment date for the offering period in which that semi-annual purchase date occurs or (ii) the fair market value on the semi-annual purchase date.
(2)	Represents 1,800,300 shares of common stock available for issuance under our 1993 Stock Incentive Plan, 2000 Stock Incentive Plan and 2010 Stock Incentive Plan, combined and 52,495 shares of common stock available for purchase under our 2004 Employee Stock Purchase Plan.
(3)	Consists of our 1993 Stock Incentive Plan, 2000 Stock Incentive Plan, 2004 Employee Stock Purchase Plan and 2010 Stock Incentive Plan. An additional 50,000 shares were added to the shares available for issuance pursuant to the 2004 Employee Stock Purchase Plan in January 2012.
(4)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

Additional information required by this item is included under “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

2.1	Asset Purchase Agreement dated as of September 22, 2011 by and among Cascade Microtech, Inc., Gryphics, Inc., R&D Sockets, Inc. and R&D Circuits Holdings LLC*. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.

3.2	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

3.3	First Amendment to Second Amended and Restated Bylaws of Cascade Microtech, Inc. dated November 16, 2007. Incorporated by reference to our Current Report on Form 8-K filed on November 21, 2007.

4.1	Reference is made to Exhibit 3.1

10.1*	Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, File No. 333-47100.

10.2*	Cascade Microtech, Inc. 1993 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, File No. 333-47100.

10.3*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 20, 2009.

10.4*	Cascade Microtech, Inc. 2004 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.4 to our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2009.

10.5*	Cascade Microtech, Inc. 2010 Stock Incentive Plan. Incorporated by Reference to our Definitive Proxy Materials for our 2010 annual meeting filed on April 6, 2010.

10.6*	2010 Long Term Incentive Plan. Incorporated by reference to Current Report on Form 8-K filed on February 11, 2010.

10.7*	Cascade Microtech, Inc. 2011 Employee Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2011 and filed August 10, 2011.

10.8*	Separation Agreement and Release between Cascade Microtech, Inc. and Steven Sipowicz dated as of March 30, 2010. Incorporated by reference to Current Report on Form 8-K filed on April 2, 2010.

10.9*	Executive Employment Agreement between Cascade Microtech, Inc. and Michael D. Burger. Incorporated by reference to Current Report on Form 8-K filed on June 21, 2010.

10.10*	Form of Change in Control Severance Agreements. Incorporated by reference to our Current Report on Form 8-K filed on July 20, 2011.

Exhibit No.	Description

10.11	Lease Agreements I and II between Amberjack, Ltd. And Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, File No. 333-47100.

10.12	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.13	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.14	Assignment, Assumption and Amendment of Lease dated as of September 22, 2011 by and among Cascade Microtech, Inc. and R&D Sockets, Inc. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

10.15	Lease Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2011 and filed August 10, 2011.

10.16	Sale and Purchase Agreement dated as of January 27, 2010 by and among Cascade Microtech, Inc., Cascade Microtech KK, SUSS MicroTec AG, SUSS MicroTec KK, and SUSS MicroTec Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 28, 2010.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management or compensatory arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2012:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 5, 2012.

SIGNATURE	TITLE

/s/ MICHAEL D. BURGER	Director, President and Chief Executive Officer
Michael D. Burger	(Principal Executive Officer)

/s/ JEFF KILLIAN	Chief Financial Officer and Treasurer
Jeff Killian	(Principal Financial and Accounting Officer)

/s/ ERIC W. STRID	Director and Chief Technology Officer
Eric W. Strid

/s/ Dr. F. PAUL CARLSON	Chairman of the Board
Dr. F. Paul Carlson

/s/ Dr. JOHN Y. CHEN	Director
Dr. John Y. Chen

/s/ J.D. DELAFIELD	Director
J.D. Delafield

/s/ RAYMOND A. LINK	Director
Raymond A. Link

/s/ Dr. WILLIAM R. SPIVEY	Director
Dr. William R. Spivey

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc, and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Portland, Oregon

March 5, 2012

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$10,656	$21,871
Short-term marketable securities	2,656	870
Restricted cash	1,470	1,704
Accounts receivable, net of allowances of $266 and $415	23,882	19,718
Inventories	23,607	20,764
Prepaid expenses and other	4,086	2,032

Total Current Assets	66,357	66,959
Long-term marketable securities	1,834	—
Fixed assets, net of accumulated depreciation of $21,757 and $19,820	9,003	9,973
Goodwill	971	985
Purchased intangible assets, net of accumulated amortization of $3,267 and $2,454	2,329	3,142
Other assets, net of accumulated amortization of $3,703 and $3,248	2,570	3,486

Total Assets	$83,064	$84,545

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,033	$6,384
Deferred revenue	5,516	3,338
Accrued liabilities	7,745	6,293

Total Current Liabilities	19,294	16,015
Deferred revenue	228	109
Other long-term liabilities	4,245	2,815

Total Liabilities	23,767	18,939
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,165 and 14,500	142	145
Additional paid-in capital	90,711	90,967
Accumulated other comprehensive loss	(1,052)	(804)
Accumulated deficit	(30,504)	(24,702)

Total Shareholders’ Equity	59,297	65,606

Total Liabilities and Shareholders’ Equity	$83,064	$84,545

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Revenue	$104,610	$92,597	$51,294
Cost of sales	63,194	57,151	31,298

Gross profit	41,416	35,446	19,996
Operating expenses:
Research and development	11,807	11,815	7,667
Selling, general and administrative	33,799	31,739	20,625

Total operating expenses	45,606	43,554	28,292

Loss from operations	(4,190)	(8,108)	(8,296)
Other income (expense):
Interest income, net	92	70	313
Other, net	480	(60)	81

Total other income, net	572	10	394

Loss from continuing operations before income taxes	(3,618)	(8,098)	(7,902)
Income tax expense (benefit)	180	36	(2,049)

Loss from continuing operations	(3,798)	(8,134)	(5,853)
Loss from discontinued operations, net of tax	(2,004)	(2,205)	(1,796)

Net loss	$(5,802)	$(10,339)	$(7,649)

Basic and diluted loss per share from continuing operations	$(0.26)	$(0.57)	$(0.44)
Basic and diluted loss per share from discontinued operations	(0.14)	(0.15)	(0.13)

Basic and diluted net loss per share	$(0.40)	$(0.72)	$(0.57)

Shares used in basic and diluted per share calculations	14,583	14,286	13,319

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Shareholders’ Equity for The Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	13,164	$132	$83,213	$69	$(6,714)	$76,700
Common stock issued pursuant to stock plans	295	3	546	—	—	549
Value of vested restricted stock withheld for tax liability	—	—	(161)	—	—	(161)
Stock-based compensation	—	—	1,870	—	—	1,870
Tax benefit related to stock options	—	—	116	—	—	116
Unrealized holding loss on investments	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(7,649)	(7,649)

Balance at December 31, 2009	13,459	135	85,584	29	(14,363)	71,385
Common stock issued pursuant to stock plans	293	3	499	—	—	502
Value of vested restricted stock withheld for tax liability	—	—	(165)	—	—	(165)
Stock-based compensation	—	—	1,879	—	—	1,879
Foreign currency translation	—	—	—	(804)	—	(804)
Common stock issued for acquisition	748	7	3,170	—	—	3,177
Unrealized holding loss on investments	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(10,339)	(10,339)

Balance at December 31, 2010	14,500	145	90,967	(804)	(24,702)	65,606
Common stock issued pursuant to stock plans	379	4	397	—	—	401
Common stock repurchased	(714)	(7)	(2,007)	—	—	(2,014)
Value of vested restricted stock withheld for tax liability	—	—	(574)	—	—	(574)
Stock-based compensation	—	—	1,928	—	—	1,928
Foreign currency translation	—	—	—	(261)	—	(261)
Unrealized holding loss on investments	—	—	—	13	—	13
Net loss	—	—	—	—	(5,802)	(5,802)

Balance at December 31, 2011	14,165	$142	$90,711	$(1,052)	$(30,504)	$59,297

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(5,802)	$(10,339)	$(7,649)
Adjustments to reconcile net loss to net cash flows used in operating activities, net of acquisitions:
Depreciation and amortization	4,559	4,372	3,993
Depreciation and amortization within discontinued operations	277	516	355
Stock-based compensation	1,853	1,837	1,812
Stock-based compensation within discontinued operations	75	42	58
Loss on disposal of long-lived assets	31	183	44
Loss on write-down of contingent consideration held in escrow	—	115	—
Loss on disposal of discontinued operations	1,509	—	—
Deferred income taxes	191	(1,410)	103
(Increase) decrease, net of the effect of acquisitions, in:
Accounts receivable, net	(4,655)	(6,758)	1,924
Inventories, net	(3,857)	3,833	2,455
Income taxes receivable	1,057	2,052	(1,586)
Prepaid expenses and other	(3,078)	(322)	530
Increase (decrease), net of effect of acquisitions, in:
Accounts payable	(218)	1,673	(345)
Deferred revenue	2,296	1,184	(306)
Accrued and other long-term liabilities	3,172	2,194	(1,530)

Net cash used in operating activities	(2,590)	(828)	(142)
Cash flows from investing activities:
Purchase of marketable securities	(7,604)	(1,797)	(20,328)
Proceeds from sale of marketable securities	3,997	15,031	37,415
Purchase of fixed assets	(3,657)	(1,481)	(1,768)
Proceeds from sale or disposal of fixed assets	120	—	376
Investment in other long-lived assets	—	—	(315)
(Increase) decrease in restricted cash	241	(1,732)	—
Cash received from disposition of assets within discontinued operations	525	—	—
Cash paid for acquisitions, net of cash acquired	—	(7,052)	—

Net cash provided by (used in) investing activities	(6,378)	2,969	15,380
Cash flows from financing activities:
Principal payments on capital lease obligations	(13)	(9)	(21)
Excess tax benefits related to stock options	—	—	116
Withholding taxes paid on net settlement of vested restricted stock units	(574)	(165)	(161)
Proceeds from issuances of common stock	401	502	549
Cash paid for repurchase of common stock	(2,014)	—	—

Net cash provided by (used in) financing activities	(2,200)	328	483
Effect of exchange rate changes on cash and cash equivalents	(47)	(69)	—

Increase (decrease) in cash and cash equivalents	(11,215)	2,400	15,721
Cash and cash equivalents:
Beginning of year	21,871	19,471	3,750

End of year	$10,656	$21,871	$19,471

Supplemental disclosure of cash flow information:
Refunds received for income taxes, net	$694	$1,478	$1,626
Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisition	$—	$3,177	$—
Fair value of assets acquired from acquisition	—	21,029	—
Liabilities assumed from acquisition	—	5,406	—
Increase in asset retirement obligation	—	—	25
Fair value of note receivable received from disposition	25	—	—

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We design, develop, manufacture and market advanced wafer probing solutions for the electrical measurement and testing of high-performance chips. We design, manufacture and assemble our products in Oregon and Dresden, Germany, and maintain global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

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

Cash and Cash Equivalents

Included in cash and cash equivalents were cash equivalents of $2.6 million and $5.3 million at December 31, 2011 and 2010, respectively, which consisted of money market funds, and are stated at cost, which approximates market value. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits.

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

Charges (credits) to the allowance for doubtful accounts totaled $(0.1) million, $(0.1) million and $0.1 million, respectively, in 2011, 2010 and 2009. Bad debt recoveries were $56,000 in 2011, $242,000 in 2010 and insignificant in 2009. The allowance for doubtful accounts totaled $0.3 million and $0.4 million, respectively, at December 31, 2011 and 2010.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Inventory reserve charges totaled $1.1 million, $1.7 million and $0.9 million, respectively, in 2011, 2010 and 2009.

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter. Fixed assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest during 2011, 2010 or 2009.

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

Goodwill of $1.0 million at December 31, 2011 and 2010 relates to our acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”) in January 2010. See Notes 3 and 8. This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our impairment test performed in the fourth quarters of 2011 and 2010 did not indicate any impairment of goodwill.

Purchased Intangible Assets

Purchased intangible assets include various intangible assets acquired through business acquisitions. These assets are amortized using the straight-line method over their estimated useful lives of one to ten years. Purchased intangible assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Other Assets

Other long-term assets at December 31, 2011 and 2010 included $0.9 million and $1.4 million, respectively, of internally developed patents, net. These assets are amortized using the straight-line method over estimated useful lives of one to eight years and have no significant residual value. Patent amortization totaled $0.5 million, $0.4 million and $0.5 million, respectively, in 2011, 2010 and 2009 and was included as a component of Selling, general and administrative expense. Patents are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

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

In 2010, we recorded a $0.2 million charge for the write-down of certain equipment in connection with our restructuring activities. See Note 17. We did not record any impairment charges related to long-lived assets during 2011 or 2009.

Revenue Recognition

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

We sell our products to end-users through a combination of manufacturers’ representatives, distributors and direct sales people:

•

manufacturers’ representatives are independent companies that agree to sell our products at our prices and on our terms and they are paid a commission based on a percentage of their sales of our products;

•	distributors purchase our products directly from us and pay us directly according to our standard terms and conditions. They then resell the products to end users at prices and terms set by them; and

•	the direct sales force consist of our salaries and commissioned employees.

Our transactions may involve the sale of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated based on the fair value of each element. A typical multiple element arrangement may include some or all of the following components: products, accessories, installation services and extended warranty contracts. The total sales price is allocated based on the relative fair value of each component. We record deferred revenue for service contracts and customer deposits. Deferred revenue related to service contracts is recognized over the life of the contract, typically one to two years.

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

Significant Customers

No customer in 2011, 2010 or 2009 accounted for 10% or more of our total revenues. At December 31, 2011 and 2010, no customers represented 10% or more of our gross accounts receivable balance.

Product Warranty

We estimate a liability for costs to repair or replace products under warranty for a period of approximately twelve months when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical product repair costs. The liability for product warranties is included in accrued liabilities on our Consolidated Balance Sheets. Product warranty activity was as follows (in thousands):

Warranty accrual, December 31, 2008	$313
Reductions for warranty charges	(489)
Additions to warranty reserve	453

Warranty accrual, December 31, 2009	277
Reductions for warranty charges	(634)
Additions to warranty reserve	1,058

Warranty accrual, December 31, 2010	701
Reductions for warranty charges	(1,123)
Additions to warranty reserve	1,151

Warranty accrual, December 31, 2011	$729

Additions to the warranty reserve in 2010 included accrued warranty costs of $0.5 million assumed with the acquisition of SUSS Test as discussed in Note 3.

Advertising

Advertising costs, which are included as a component of Selling, general and administrative expense, are expensed as incurred have been insignificant.

Research and Development

Research and development costs are expensed as incurred and include cash expenses.

Forward Exchange Contracts

At times, we enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations on purchases and sales denominated in either the euro or Japanese yen. These foreign exchange contracts are not considered hedges and, as such, are recorded at fair value on the balance sheet with any changes in fair value included as Other income (expense), net on our Consolidated Statements of Operations. At December 31, 2011 and 2010, we had $1.0 million and $1.6 million, respectively, of forward exchange contracts outstanding. The unrealized gain (loss) on contracts outstanding at December 31, 2011 and 2010 was $7,000 and $(39,000), respectively.

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

Since we were in a loss position for all periods presented, basic loss per share is the same as diluted loss per share for all periods. Potentially dilutive securities (in thousands) that are not included in the diluted per share calculations because they would be anti-dilutive totaled 1,458, 1,585 and 1,396, respectively, for 2011, 2010 and 2009.

Stock-Based Compensation

We calculate stock-based compensation expense utilizing fair value-based methodologies and recognize the expense on a straight-line basis over the vesting period of such awards. Compensation expense recorded for awards that do not vest is reversed in the period that it is determined that the award will not vest.

Comprehensive Loss

Comprehensive loss is defined as changes in shareholders’ equity exclusive of transactions with owners, such as capital contributions and dividends. Comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(5,802)	$(10,339)	$(7,649)
Unrealized holding gains (losses)	13	(29)	(40)
Change in cumulative translation adjustment	(261)	(804)	—

Comprehensive loss	$(6,050)	$(11,172)	$(7,689)

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

Segment Reporting

We operate in two business segments: Systems and Probes. Sales of our engineering probe stations are included in the Systems segment and sales of our analytical probes and production probe cards are included in the Probes segment.

Foreign Currency Translation

The euro is the functional currency of our manufacturing subsidiary in Germany. Assets and liabilities are translated into U.S. dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of assets and liabilities are included in accumulated other comprehensive loss.

The functional currency of all other foreign subsidiaries is the U.S. dollar. Nonmonetary balance sheet items are remeasured at historical rates and monetary balance sheet items are remeasured at current rates. Exchange gains and losses from remeasurement of monetary assets and liabilities are recognized currently in our Consolidated Statements of Operations.

NOTE 2. RECENT ACCOUNTING GUIDANCE

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

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We do not expect the adoption of ASU 2011-08 to have a material impact on our financial position, results of operations, or cash flows.

NOTE 3. ACQUISITION OF SUSS TEST

On January 27, 2010, we entered into a Sale and Purchase Agreement (the “Agreement”) with SUSS MicroTec AG (the “Seller”). Pursuant to the terms of the Agreement, we acquired all of the outstanding capital stock of SUSS Test, a wholly-owned subsidiary of Seller, along with certain related assets for a purchase price $15.6 million, including cash in the amount of $12.6 million, 747,530 shares of our common stock valued at $3.2 million and a long-term liability of $0.2 million less an amount receivable of $0.4 million related to contingent consideration held in escrow (the “Acquisition”). The Acquisition of SUSS Test, a long-time competitor in the market for engineering probe stations, provides us with an expanded portfolio of products, as well as the engineering and technical resources to help address complex emerging technologies. A portion of the purchase price, totaling 2.5 million euro (approximately $3.5 million), was held in escrow with 1.0 million euro of the escrow released during 2010 and the remaining 1.5 million euro released in February 2012. The escrow was subject to claims against the Seller under circumstances specified in the Agreement. No claims were made against the escrow in 2011 or 2010.

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

Acquisition costs incurred of $0.8 million were primarily incurred in the first quarter of 2010 and are included in our consolidated statement of operations as a component of selling, general and administrative expenses for 2010. Due to restructuring and integration of the combined businesses, factories and product lines since the date of acquisition, it is impractical to determine the revenue and net losses related to the results of operations of SUSS Test for 2011 and 2010.

Pro forma results of operations were not required as the Acquisition was not significant.

NOTE 4. MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

December 31,	2011	2010
Fair value:
Corporate obligations	1,651	751
Corporate equities	11	119
U.S. agencies	2,828	—

	$4,490	$870

Cost:
Corporate obligations	1,649	751
Corporate equities	11	119
U.S. agencies	2,817	—

	$4,477	$870

Fair value by maturity:
Within one year	$2,645	$751
One to two years	1,834	—
Corporate equities	11	119

	$4,490	$870

Gross unrealized holding gains:
Corporate obligations	$2	$—
U.S. agencies	11	—

	$13	$—

Realized gains and losses on marketable securities were immaterial during 2011, 2010 and 2009. At December 31, 2011 and 2010, we had no unrealized losses on our marketable securities.

NOTE 5. FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets that are reported at fair value on a recurring basis are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$1,651	Level 2	$751	Level 2
Marketable securities – corporate equities	$11	Level 1	$119	Level 1
Marketable securities – U.S. agencies	$2,828	Level 2	$—	—
Forward sale contracts for Japanese yen	$1,028	Level 2	$1,602	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar or identical securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts on our Consolidated Balance Sheets. We record the net unrealized gain or loss in our Consolidated Balance Sheet and as a component of Other income (expense).

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during 2011.

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

December 31,	2011	2010
Raw materials	$14,827	$12,437
Work-in-process	3,034	2,495
Finished goods	5,746	5,832

	$23,607	$20,764

NOTE 7. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

December 31,	2011	2010
Equipment	$22,589	$22,293
Leasehold improvements	8,033	7,085
Construction in progress	138	415

	30,760	29,793
Less accumulated depreciation	(21,757)	(19,820)

	$9,003	$9,973

Depreciation expense was $3.6 million, $3.7 million and $3.3 million, respectively, in 2011, 2010 and 2009.

NOTE 8. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The change in goodwill was as follows (in thousands):

Year Ended December 31,	2011	2010
Balance, beginning of period	$985	$—
Acquisition of SUSS Test	—	1,058
Effect of exchange rate changes	(14)	(73)

Balance, end of period	$971	$985

Purchased Intangible Assets

Purchased intangible assets, net, included the following (in thousands):

December 31,	2011	2010
Customer relationships	$3,265	$3,265
Other	2,331	2,331

	5,596	5,596
Less accumulated amortization	(3,267)	(2,454)

	$2,329	$3,142

Purchased intangible asset amortization totaled $0.8 million, $0.8 million and $0.6 million, respectively, in 2011, 2010 and 2009 and was included as a component of Selling, general and administrative expense.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

2012	$720
2013	572
2014	378
2015	288
2016	88
Thereafter	283

$2,329

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

December 31,	2011	2010
Accrued compensation and benefits	$2,378	$1,897
Accrued sales taxes and VAT	1,285	169
Accrued income taxes	907	1,342
Accrued warranty	729	701
Accrued commissions	433	649
Accrued restructuring costs	1,112	310
Other	901	1,225

	$7,745	$6,293

NOTE 10. INCOME TAXES

Domestic and foreign pre-tax income (loss) from continuing operations was as follows (in thousands):

Year Ended December 31,	2011	2010	2009
Domestic	$(5,006)	$(9,011)	$(8,516)
Foreign	1,388	913	614

	$(3,618)	$(8,098)	$(7,902)

The income tax expense (benefit) from continuing operations consisted of the following (in thousands):

Year Ended December 31,	2011	2010	2009
Current:
Federal	$(129)	$—	$(2,227)
State	12	43	31
Foreign	(5)	1,521	44

Total current	(122)	1,564	(2,152)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	302	(1,528)	103

Total deferred	302	(1,528)	103

Income tax expense (benefit)	$180	$36	$(2,049)

The income tax provision (benefit) varies from the amounts computed by applying the Federal statutory rate of 34% to loss before income taxes as follows (in thousands):

Year Ended December 31,	2011	2010	2009
Federal income tax benefit computed at statutory rates	$(1,859)	$(3,517)	$(2,731)
Difference in foreign tax rate	(38)	(34)	(33)
State income taxes, net of federal benefit	(31)	(36)	31
Stock-based compensation	71	99	196
Tax credits (R&D and foreign tax credit)	(285)	(211)	(166)
Expiration of tax credits	580	324	221
Change in valuation allowance	2,471	1,917	364
Tax exempt interest income	—	(11)	(89)
Unrecognized tax benefits	(136)	163	73
AMT credit	—	65	302
Foreign earnings not permanently reinvested	10	822	—
Other	(603)	455	(217)

Provision (benefit) for income taxes	$180	$36	$(2,049)

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

December 31,	2011	2010
Current deferred tax assets:
Reserves and allowances	$355	$443
Inventory	1,070	1,681
Accrued vacation	95	79
Other current deferred tax assets	205	284

Gross current deferred tax assets	1,725	2,487
Valuation allowance	(1,700)	(2,403)

Net current deferred tax assets	25	84
Current deferred tax liabilities:
Loss on forward contracts	(10)	(45)

Current deferred tax assets, net	15	39
Non-current deferred tax assets:
Reserves and allowances	143	158
Federal and state net operating loss (“NOL”) carryforwards	5,789	3,511
Federal and state tax credits	2,816	3,112
Stock-based compensation	1,128	1,131
Other non-current deferred tax assets	2,629	1,489

Gross non-current deferred tax assets	12,505	9,401
Valuation allowance	(9,991)	(6,817)

Net non-current deferred tax assets	2,514	2,584
Non-current deferred tax liabilities:
Patents	(369)	(549)
Foreign earnings	(831)	(822)
Other non-current deferred tax liabilities	(833)	(548)

Total non-current deferred tax liabilities	(2,033)	(1,919)

Non-current deferred tax assets, net	481	665

Net total deferred tax assets	$496	$704

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets.

The net increase in the total valuation allowance was $2.5 million, $1.9 million and $0.4 million, respectively, in 2011, 2010 and 2009. The valuation allowance as of December 31, 2011 and 2010 was $11.7 million and $9.2 million, respectively. The increases in our valuation allowance in 2011 and 2010 primarily related to the increase of valuation allowance on NOL carryforwards. The $0.4 million increase in our valuation allowance in 2009 resulted from the changes in our deferred tax assets and liabilities and the maintenance of the valuation allowance against deferred tax assets.

Net deferred tax assets of $0.5 million at December 31, 2011 primarily related to temporary differences in our foreign subsidiaries. Net current deferred tax assets are included as a component of Prepaid expenses and other and net non-current deferred tax assets are included as a component of Other assets, net on our Consolidated Balance Sheets.

In 2011 and 2010, there was no income tax benefit for employee stock option transactions. In 2009, income tax benefits attributable to employee stock option transactions of $0.1 million were allocated to shareholders’ equity.

We had tax credit carryforwards as of December 31, 2011 as follows:

	Amount	Expiration Date
Federal and state research and experimentation credit carryforwards	$3.0 million	2012-2031
Federal NOL carryforwards	16.6 million	2028-2031
State NOL carryforwards	8.5 million	2013-2031

A reconciliation of unrecognized tax benefits was as follows (in thousands):

Balance, December 31, 2008	$665
Increases due to tax positions taken during a prior year	15
Decreases due to tax positions taken during a prior year	(545)

Balance, December 31, 2009	135
Increases due to tax positions taken during the current year	145
Decreases due to tax positions taken during a prior year	(3)

Balance, December 31, 2010	277
Increases due to tax positions taken during the current year	—
Decreases due to tax positions taken during a prior year	(136)

Balance, December 31, 2011	$141

All of the unrecognized tax benefits at December 31, 2011 would have an impact on the effective tax rate if recognized. The $136,000 decrease in unrecognized tax benefits in 2011 was related to a statute of limitation in a foreign jurisdiction that expired. In April 2009, we settled the IRS audit of our 2007 and 2006 tax returns. As a result of the settlement, we released tax contingencies and recorded an income tax benefit of $0.4 million. Interest and penalties released during 2009 totaled $65,000. Interest and penalties in 2011 and 2010 were insignificant. Interest and penalties accrued on unrecognized tax benefits as of December 31, 2011 were also insignificant.

The tax years that remained open to examination in our major taxing jurisdictions as of December 31, 2011 were as follows:

Jurisdiction	Open Tax Years
U.S.	2007-2011
Japan	2005-2011
United Kingdom	2009-2011
Taiwan	2010-2011
China	2010-2011
Germany	2010-2011

We provided for deferred taxes on a portion of the non-repatriated earnings of our subsidiary in Japan as of December 31, 2011. We did not provide for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2011, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3.1 million.

NOTE 11. OTHER, NET

Other income (expense), net consisted of the following (in thousands):

Year ended December 31,	2011	2010	2009
Interest income, net	$92	$70	$313
Foreign currency gains (losses)	595	(26)	198
Losses on foreign currency forward contracts	(144)	(73)	(140)
Other	29	39	23

	$572	$10	$394

NOTE 12. STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2011	2010	2009
Weighted average grant-date per share fair value of stock options granted	$2.18	$2.42	$1.79
Total intrinsic value of stock options exercised	18	23	22
Fair value of restricted shares vested	1,737	777	547

Our stock-based compensation was included in our Consolidated Statements of Operations as follows (in thousands):

Year Ended December 31,	2011	2010	2009
Cost of sales	$194	$204	$289
Research and development	406	318	272
Selling, general and administrative	1,253	1,315	1,251
Discontinued operations	75	42	58

	$1,928	$1,879	$1,870

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2011	2010	2009
Stock Option Plan
Risk-free interest rate	1.5% - 2.7%	1.9% - 2.8%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	58.4% - 60.2%	60.2% - 62.0%	58.1%
Employee Stock Purchase Plan
Risk-free interest rate	0.1%	0.2% - 0.3%	0.2% - 0.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months – 2 years
Expected volatility	40.1% - 51.9%	49.3% - 53.2%	67.7% - 122.2%

The risk-free rate used is based on the U.S. Treasury yield over the expected term of the options granted. Our option pricing model utilizes the simplified method to estimate the expected term. The expected volatility for options granted pursuant to our stock incentive plans and for our employee stock purchase plan is calculated based on our historic volatility. We have not paid dividends in the past and we do not expect to pay dividends in the future and, therefore, the expected dividend yield is 0%.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual awards, which is the requisite service period, with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Stock Incentive Plans

Our stock incentive plans include our 1993 Stock Incentive Plan (the “1993 Plan”), our 2000 Stock Incentive Plan (the “2000 Plan”) and our 2010 Stock Incentive Plan (the “2010 Plan”) (together, the “Plans”) and provide for the granting of incentive stock options, nonqualified stock options and restricted stock units (“RSUs”). Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is ten years, and the right to exercise options granted generally vests as to 20% at the end of the first year and then as to 1.67% per month thereafter with full vesting occurring on the fifth anniversary. Grants of restricted stock units generally vest 25% each year over four years, or 50% each year over two years. The 1993 Plan expired during 2003 and any remaining unissued options were canceled. Options currently outstanding under the 1993 Plan will not be available for reissuance upon cancellation. We have authorized a total of 3.0 million shares of common stock for issuance under the 2000 Plan and 1.3 million shares under the 2010 Plan.

At December 31, 2011, 342,245 shares were available for future grants, and we had 1,800,300 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2011 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2010	793,703	$6.85
Granted	282,631	3.78
Exercised	(18,748)	3.62
Forfeited	(97,358)	6.76

Outstanding at December 31, 2011	960,228	6.01

Certain information regarding options outstanding as of December 31, 2011 was as follows:

	Options Outstanding	Options Exercisable
Number	960,228	481,046
Weighted average exercise price	$6.01	$8.20
Aggregate intrinsic value	$133,109	$16,729
Weighted average remaining contractual term	6.5 years	3.9 years

The aggregate intrinsic value in the table above is based on our closing stock price of $3.41 on December 31, 2011, which would have been received by the optionees had all of the options with exercise prices less than $3.41 been exercised on that date.

RSU activity for the year ended December 31, 2011 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2010	791,347	$5.90
Granted	128,652	5.76
Vested	(365,725)	4.66
Forfeited	(56,447)	4.68

Outstanding at December 31, 2011	497,827	6.91

As of December 31, 2011, total unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $2.6 million, which will be recognized over the weighted average remaining vesting period of 2.7 years.

Stock Option Exchange

Effective January 29, 2009, we offered our U.S. employees, other than current members of our Board of Directors and our executive officers (the “Eligible Employees”), the ability to exchange outstanding stock options with an exercise price equal to or greater than $7.00 per share (the “Eligible Options”) for a lesser number of restricted stock units (the “Option Exchange”). Eligible Employees had until February 27, 2009 to exchange Eligible Options at a ratio of five options for every one RSU. Each RSU represents a contingent right to receive one share of our common stock upon vesting. The vesting is contingent on continued employment and will occur in four equal annual installments on the first through fourth anniversaries of the grant date, with full vesting occurring on the fourth anniversary of the grant date. A total of 77 employees participated in the Option Exchange, and a total of 169,590 stock options with a fair value of $70,000 were exchanged for a total of 33,918 RSUs with a fair value of $83,000, resulting in $13,000 of incremental expense to be recognized over the vesting period.

Employee Stock Purchase Plan

The terms of our 2004 Employee Share Purchase Plan (the “2004 ESPP”) provide for an annual increase in available shares of up to 100,000, upon board approval. In accordance with these terms, in January 2012, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 800,000 to 850,000.

Any eligible employee may participate in the 2004 ESPP by completing a subscription agreement which allows participants to have between 2% and 15% of their compensation withheld to purchase shares of common stock at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. No more than $12,500 can be withheld to purchase shares of common stock in each offering period. The exercise date is the last trading day of each offering period and participating employees are automatically enrolled in the new offering period. During the year ended December 31, 2011, we issued 108,278 shares pursuant to the 2004 ESPP at a weighted average price of $3.08 per share, which represented a weighted average discount of $2.10 per share from the fair market value on the dates of purchase, and 52,495 shares remained available for purchase as of December 31, 2011.

NOTE 13. RELATED PARTY TRANSACTIONS

FEI Company

One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI Company (“FEI”). During 2011, 2010 and 2009, we purchased certain equipment and services for $38,000, $31,000 and $21,000, respectively, from FEI. We had outstanding payables to FEI of $8,000 at December 31, 2011, and no outstanding payables as of December 31, 2010. In addition, FEI purchased certain equipment from us for a total of $1,100 and $2,000, respectively, during 2010 and 2009. We had no sales to FEI during 2011. At December 31, 2011 and 2010, we had no outstanding receivables from FEI.

Raytheon, Inc.

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Raytheon, Inc. (“Raytheon”). During 2011, 2010 and 2009, we did not purchase any equipment or services from Raytheon. However, Raytheon purchased certain equipment from us for a total of $184,000, $571,000 and $382,000, respectively, during 2011, 2010 and 2009. At December 31, 2011 and 2010, we had receivables from Raytheon of $8,000 and $31,000, respectively.

Novellus Systems Inc.

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Novellus Systems Inc. (“Novellus”). During 2011, 2010 and 2009, we did not purchase any equipment or services from Novellus. However, Novellus purchased certain equipment from us for a total of $4,000, $2,000 and $0, respectively, during 2011, 2010 and 2009. At December 31, 2011 and 2010, we had no receivables from Novellus.

NVIDIA Corporation

One of the members of our Board of Directors, Dr. John Y. Chen, is the Vice President of Technology and Foundry Operations at Corporation (“NVIDIA”). During 2011, 2010 and 2009, we did not purchase any equipment or services from NVIDIA. However, NVIDIA purchased certain equipment from us for a total of $80,000, $1,000 and $11,000, respectively, during 2011, 2010 and 2009. At December 31, 2011 and 2010, we had no outstanding receivables from NVIDIA.

NOTE 14. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan that allows eligible employees to contribute a certain percentage of their salary. We match 50% of each eligible employees’ contributions, up to a maximum of 3% of the employees’ earnings. The 401(k) match was suspended during the first quarter of 2009 and reinstated during the first quarter of 2011. Our matching contributions for the savings plan totaled $335,000 and $22,000 in 2011 and 2009, respectively. There were no contributions to the savings plan in 2010.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Leases and Subleases

We lease automobiles, office space and manufacturing space under operating leases that expire at various dates through 2017. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facilities. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease including any periods of free rent. We also have certain equipment under capital lease with a cost basis of $53,000 and accumulated depreciation of $40,000 at December 31, 2011.

Future minimum lease payments under non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,	Operating	Capital
2012	$3,198	$15
2013	3,176	3
2014	3,132	—
2015	1,727	—
2016	333	—
Thereafter	332	—

Total minimum lease payments	$11,898	18

Less amounts representing interest		—

Present value of future minimum lease payments		$18

Lease expense was $2.5 million, $3.0 million and $2.6 million, respectively, in 2011, 2010 and 2009. Depreciation expense related to capital leases was $10,000 in each of 2011, 2010 and 2009.

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

Certain financial information related to discontinued operations was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue	$2,686	$3,202	$2,247

Pre-tax loss from discontinued operations	$(495)	$(2,226)	$(2,653)
Loss on disposal activities	(1,509)	—	—

	(2,004)	(2,226)	(2,653)
Income tax benefit	—	21	857

Loss from discontinued operations, net of income tax benefit	$(2,004)	$(2,205)	$(1,796)

Cash generated from disposal activities	$525	$—	$—

NOTE 17. RESTRUCTURING

2011 Restructuring

Restructuring charges in 2011 related to the previously announced integration and consolidation of our manufacturing operations, sales organization and corporate headquarters. Manufacturing operations for our Systems business were consolidated at our Dresden, Germany facility, and manufacturing operations for our Probes business, as well as our corporate headquarters, were consolidated at one of our Beaverton, Oregon facilities. As of December 31, 2011 these restructuring and consolidation activities were substantially complete and we do not expect to incur additional restructuring charges in 2012 related to these activities. In the first quarter of 2011, we recorded a net reversal of restructuring charges of $0.1 million related to termination and severance related charges. The restructuring accrual recorded during 2011 related to lease abandonment includes a $1.0 million reclassification from the straight-line lease accrual.

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

Summary

Restructuring charges were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Termination and severance related	$(70)	$1,307	$—
Inventory charges on discontinued products	—	1,076	—
Equipment write-downs	—	224	—
Lease abandonment and termination	3,488	77	—

	$3,418	$2,684	$—

Restructuring costs were included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales	$140	$1,359	$—
Research and development	—	127	—
Selling, general and administrative	3,278	1,198	—

	$3,418	$2,684	$—

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Year Ended December 31, 2011	Beginning Accrued Liability	Charged to (Reversed from) Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$276	$(70)	$(207)	$11	$10
Lease abandonment	34	3,488	(420)	1,035	4,137

	$310	$3,418	$(627)	$1,046	$4,147

Year Ended December 31, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$—	$1,307	$(1,222)	$191	$276
Inventory related to discontinued products	—	1,076	—	(1,076)	—
Equipment write-downs	—	224	—	(224)	—
Lease abandonment and termination	—	77	(43)	—	34

	$—	$2,684	$(1,265)	$(1,109)	$310

We expect all accrued termination and severance-related costs will be paid by the end of 2012 and the lease abandonment costs will be paid by the end of 2015.

NOTE 18. SEGMENT REPORTING AND ENTERPRISE-WIDE DISCLOSURES

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

Revenue and operating income information from continuing operations by segment was as follows (dollars in thousands):

Year Ended December 31, 2011	Systems	Probes	Corporate Unallocated	Total
Revenue	$75,837	$28,773	$—	$104,610
Gross profit	$27,985	$13,431	$—	$41,416
Gross margin	36.9%	46.7%	—	39.6%
Income (loss) from operations	$11,002	$484	$(15,676)	$(4,190)

Year Ended December 31, 2010
Revenue	$65,422	$27,175	$—	$92,597
Gross profit	$23,336	$12,110	$—	$35,446
Gross margin	35.7%	44.6%	—	38.3%
Income (loss) from operations	$5,096	$(546)	$(12,658)	$(8,108)

Year Ended December 31, 2009
Revenue	$28,952	$22,342	$—	$51,294
Gross profit	$9,190	$10,806	$—	$19,996
Gross margin	31.7%	48.4%	—	39.0%
Income (loss) from operations	$(1,224)	$2,200	$(9,272)	$(8,296)

No customer accounted for 10% or more of our total revenue in 2011, 2010 or 2009.

Our revenues by geographic area were as follows (in thousands):

Year Ended December 31,	2011	2010	2009
United States	$27,251	$22,750	$15,316
Asia Pacific	49,906	42,351	25,293
Europe	24,634	24,784	8,968
Other	2,819	2,712	1,717

	$104,610	$92,597	$51,294

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2011	2010
United States	$11,156	$13,403
Asia Pacific	304	480
Europe	801	616

	$12,261	$14,499

NOTE 19. STOCK REPURCHASE PLAN

In September 2011, our board of directors authorized a stock repurchase program under which up to $2 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In November 2011, we repurchased $2.0 million, or 714,285 shares, of our common stock for a weighted average price of $2.80 per share. Following this repurchase, no amounts remained available under this program.

NOTE 20. SUBSEQUENT EVENTS

2004 ESPP

In January 2012, pursuant to the terms of the 2004 ESPP, and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 800,000 to 850,000.

Release of Escrow Funds

In February 2012, we released the remaining 1.5 million euro from escrow related to our acquisition of SUSS Test. No claims were made against the escrow. See Note 3.

Stock Repurchase Plan

In February 2012, our board of directors authorized a new stock repurchase program under which up to an additional $1.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. As March 5, 2012, 4,839 shares had been repurchased at an average price of $3.77 per share, for a total purchase price of $18,000.

SCHEDULE II

Cascade Microtech, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (a)	Balance at End of Period
Year Ended December 31, 2009:
Allowance for uncollectible accounts	$1,029	$61	$—	$(116)	$974
Inventory reserves	$2,825	$854	$—	$(152)	$3,527
Year Ended December 31, 2010:
Allowance for uncollectible accounts	$974	$(121)	$—	$(438)	$415
Inventory reserves	$3,527	$1,693	$—	$(231)	$4,989
Year Ended December 31, 2011:
Allowance for uncollectible accounts	$415	$(82)	$—	$(67)	$266
Inventory reserves	$4,989	$1,078	$—	$(2,571)	$3,496

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.