Form 10-Q
period 2012-03-31
CASCADE MICROTECH INC
filed 2012-05-08
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding as of May 8, 2012 was 14,194,386.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$13,460	$10,656
Short-term marketable securities	6,488	2,656
Restricted cash	1,097	1,470
Accounts receivable, net of allowances of $231 and $266	19,492	23,882
Inventories	25,345	23,607
Prepaid expenses and other	4,505	4,086

Total Current Assets	70,387	66,357
Long-term marketable securities	—	1,834
Fixed assets, net of accumulated depreciation of $22,667 and $21,757	8,164	9,003
Goodwill	1,001	971
Purchased intangible assets, net of accumulated amortization of $3,470 and $3,267	2,126	2,329
Other assets, net of accumulated amortization of $3,804 and $3,703	2,444	2,570

Total Assets	$84,122	$83,064

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$6,548	$6,033
Deferred revenue	4,547	5,516
Accrued liabilities	8,160	7,745

Total Current Liabilities	19,255	19,294
Deferred revenue	177	228
Other long-term liabilities	3,927	4,245

Total Liabilities	23,359	23,767
Shareholders' Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,183 and 14,165	142	142
Additional paid-in capital	90,941	90,711
Accumulated other comprehensive loss	(556)	(1,052)
Accumulated deficit	(29,764)	(30,504)

Total Shareholders' Equity	60,763	59,297

Total Liabilities and Shareholders' Equity	$84,122	$83,064

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2012	2011
Revenue	$27,543	$27,013
Cost of sales	15,592	16,218

Gross profit	11,951	10,795
Operating expenses:
Research and development	2,779	3,075
Selling, general and administrative	7,911	7,403

Total operating expenses	10,690	10,478

Income from operations	1,261	317
Other income (expense):
Interest income, net	10	19
Other, net	(407)	(17)

Total other income (expense), net	(397)	2

Income from continuing operations before income taxes	864	319
Income tax expense	124	103

Income from continuing operations	740	216
Loss from discontinued operations, net of tax	—	(110)

Net income	740	106

Basic income per share from continuing operations	$0.05	$0.02
Basic loss per share from discontinued operations	—	(0.01)

Basic net income per share	$0.05	$0.01

Diluted income per share from continuing operations	$0.05	$0.01
Diluted loss per share from discontinued operations	—	(0.00)

Diluted net income per share	$0.05	$0.01

Shares used in per share calculations:
Basic	14,188	14,528

Diluted	14,301	14,947

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2012	2011
Net income	$740	$106
Unrealized holding gains (losses)	(1)	4
Change in cumulative translation adjustment	497	1,110

Comprehensive income	$1,236	$1,220

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$740	$106
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,192	1,098
Depreciation and amortization within discontinued operations	—	67
Stock-based compensation	377	474
Stock-based compensation within discontinued operations	—	6
Loss on write-down or disposal of long-lived assets	56	25
Deferred income taxes	20	(16)
(Increase) decrease in:
Accounts receivable, net	4,409	(487)
Inventories	(1,401)	(888)
Prepaid expenses and other	(368)	538
Increase (decrease) in:
Accounts payable	450	998
Deferred revenue	(1,031)	(40)
Accrued and other long-term liabilities	4	(1,102)

Net cash provided by operating activities	4,448	779
Cash flows from investing activities:
Purchase of marketable securities	(3,404)	(5,756)
Proceeds from sale of marketable securities	1,405	875
Purchase of fixed assets	(82)	(794)
(Increase) decrease in restricted cash	412	(132)

Net cash used in investing activities	(1,669)	(5,807)
Cash flows from financing activities:
Principal payments on capital lease obligations	(5)	(4)
Witholding taxes paid on net settlement of vested restricted stock units	(72)	(188)
Proceeds from issuances of common stock	22	—
Cash paid for repurchase of common stock	(97)	—

Net cash used in financing activities	(152)	(192)
Effect of exchange rate changes on cash	177	434

Increase (decrease) in cash and cash equivalents	2,804	(4,786)
Cash and cash equivalents:
Beginning of period	10,656	21,871

End of period	$13,460	$17,085

Supplemental disclosure of cash flow information:
Refunds received for income taxes, net	$—	$1,178

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2011 is derived from our 2011 Annual Report on Form 10-K. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges of $0.5 million and $0.3 million, respectively, in the first quarter of 2012 and 2011.

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31 2011
Raw materials	$15,586	$14,827
Work-in-process	3,538	3,034
Finished goods	6,221	5,746

	$25,345	$23,607

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

Three Months Ended March 31,	2012	2011
Shares used to calculate basic net income per share	14,188	14,528
Dilutive effect of outstanding stock options and restricted stock units (“RSUs”)	113	419

Shares used to calculate diluted net income per share	14,301	14,947

Securities not considered as they would have been antidilutive	1,377	659

Note 4. Product Warranty

We estimate a liability for costs to repair or replace products under warranty for a period of approximately twelve months when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical product repair costs. The liability for product warranties is included in accrued liabilities on our Condensed Consolidated Balance Sheets.

Product warranty activity was as follows (in thousands):

Three Months Ended March 31,	2012	2011
Warranty accrual, beginning of period	$729	$701
Reductions for warranty charges	(271)	(398)
Additions to warranty reserve	338	395

Warranty accrual, end of period	$796	$698

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Balance, beginning of period	$971	$985
Effect of exchange rate changes	30	(14)

Balance, end of period	$1,001	$971

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	March 31, 2012	December 31, 2011
Customer relationships	$3,265	$3,265
Other	2,331	2,331

	5,596	5,596
Less accumulated amortization	(3,470)	(3,267)

	$2,126	$2,329

Purchased intangible asset amortization totaled $0.2 million in the first quarter of 2012 and 2011.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2012	$517
2013	572
2014	378
2015	287
2016	88
Thereafter	284

$2,126

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued compensation and benefits	$2,096	$2,378
Accrued sales taxes and VAT	1,909	1,285
Accrued income taxes	1,041	907
Accrued warranty	796	729
Accrued commissions	397	433
Accrued restructuring costs	1,105	1,112
Other	816	901

	$8,160	$7,745

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

Three Months Ended March 31,	2012	2011
Cost of sales	$46	$46
Research and development	73	107
Selling, general and administrative	258	321
Discontinued operations	—	6

	$377	$480

Stock Incentive Plans

Stock option activity for the first three months of 2012 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2011	960,228	$6.01
Granted	100,000	3.63
Exercised	(7,204)	3.11
Forfeited	(1,116)	4.30

Outstanding at March 31, 2012	1,051,908	5.81

RSU activity for the first three months of 2012 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2011	497,827	$6.91
Granted	3,000	3.63
Vested	(52,414)	5.45
Forfeited	(10,580)	4.77

Outstanding at March 31, 2012	437,833	7.12

As of March 31, 2012, total unrecognized stock-based compensation related to outstanding, but unvested, options and RSUs was $2.4 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Employee Stock Purchase Plan

In January 2012, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 800,000 to 850,000. There were no purchases of stock in the first quarter of 2012 under the ESPP.

Note 8. Stock Repurchase Plan

In February 2012, our board of directors authorized a stock repurchase program under which up to $1.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions during the period through June 30, 2012. As of March 31, 2012, a total of 21,959 shares had been repurchased at an average price of $4.44 per share, for a total purchase price of $97,000. As of May 8, 2012, a total of 119,426 shares had been repurchased at an average price of $4.76, for a total purchase price of $568,000.

Note 9. Acquisition Related Information

In February 2012, we released the remaining 1.5 million Euros from escrow related to our acquisition of SUSS Microtech Test Systems GmbH in January 2010. No claims were made against the escrow.

Note 10. Segment Reporting

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the operating income of our Systems sales and our Probes sales. We do not track our assets on a segment level, and, accordingly, that information is not provided. The sale of our Sockets operations in September 2011 was accounted for as discontinued operations and, accordingly, the results of operations related to the Sockets operations have been eliminated from prior period amounts.

Revenue and operating income information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended March 31, 2012
Revenue	$18,226	$9,317	$—	$27,543
Gross profit	$7,220	$4,731	$—	$11,951
Gross margin	39.6%	50.8%	—	43.4%
Income (loss) from operations	$2,785	$1,875	$(3,399)	$1,261
Three Months Ended March 31, 2011
Revenue	$19,532	$7,481	$—	$27,013
Gross profit	$7,269	$3,526	$—	$10,795
Gross margin	37.2%	47.1%	—	40.0%
Income (loss) from operations	$3,190	$(111)	$(2,762)	$317

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

No customer accounted for 10% or greater of our total revenue in the three-month periods ended March 31, 2012 or 2011.

Note 11. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, and credit risk; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are reported at fair value on a recurring basis (in thousands):

	March 31, 2012		December 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$1,945	Level 2	$1,651	Level 2
Marketable securities – corporate equities	$1	Level 1	$11	Level 1
Marketable securities – U.S. agencies	$4,542	Level 2	$2,828	Level 2
Forward sale contracts for Japanese yen	$1,509	Level 2	$1,028	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts on our balance sheet. We record the net unrealized gain or loss on our balance sheet and as a component of other income (expense).

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first quarter of 2012.

Note 12. Restructuring

In the first quarter of 2011, we recorded a net reversal of restructuring charges related to the integration and consolidation of our manufacturing operations and sales organization. Manufacturing operations for our Systems business were consolidated at our Dresden, Germany facility and manufacturing operations for our Probes business were consolidated at one of our Beaverton, Oregon facilities. These restructuring activities were completed as of December 31, 2011.

Restructuring costs (reversals) were included in our Condensed Consolidated Statements of Operations as follows (in thousands):

Three Months Ended March 31,	2012	2011
Cost of sales	$—	$59
Selling, general and administrative	—	(166)

	$—	$(107)

The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring accruals (in thousands):

Three Months Ended March 31, 2012	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$10	$—	$(10)	$—	$—
Lease abandonment	4,137	—	(277)	—	3,860

	$4,147	$—	$(287)	$—	$3,860

We expect the lease abandonment costs will be paid by the end of 2015.

Note 13. Recent Accounting Guidance

ASU 2011-05

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which eliminates the option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted ASU 2011-05 in the first quarter of 2012 and, accordingly, comprehensive income (loss) is reported in a separate financial statement immediately following the Condensed Consolidated Statements of Operations. Since ASU 2011-05 relates to presentation of comprehensive income, the adoption did not have an impact on our financial position, results of operations or cash flows.

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU 2011-08 will not have a material impact on our financial position, results of operations, or cash flows.

Note 14. Subsequent Events

We have considered all events that have occurred subsequent to March 31, 2012 and through May 8, 2012 and determined that no disclosure is required.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including, among others, statements regarding: industry prospects; future results of operations, including estimated revenue for the quarter ending June 30, 2012 or future financial position; our expectations and beliefs regarding future revenue growth and the results of our restructuring efforts; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; our accounting and tax policies; our dividend policies and share repurchase program; and our future capital requirements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments and customer orders; constraints on supplies of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 5, 2012.

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

Overview

Revenue in the first quarter of 2012 increased $0.5 million, or 2.0%, to $27.5 million compared to revenue of $27.0 million in the first quarter of 2011 primarily as a result of increased sales in our Probes segment, partially offset by lower revenue from our Systems segment. Income from continuing operations in the first quarter of 2012 was $0.7 million compared to $0.2 million in the first quarter of 2011, primarily due to the increase in revenue and an increase in gross profit.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $26 million to $29 million for the second quarter of 2012.

Critical Accounting Policies and the Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to revenue recognition, bad debts, inventory, lives and recoverability of equipment and other long-lived assets, warranty obligations, deferred income tax assets, unrecognized income tax benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 5, 2012.

Discontinued Operations

On September 22, 2011, we sold substantially all of the assets and liabilities related to our Sockets operations to R&D Sockets, Inc. for $525,000 in cash and a note receivable from the buyer for $25,000 due September 23, 2012. In connection with the transaction, the buyer assumed all of our obligations under the lease agreement covering administrative offices and a manufacturing facility related to our Sockets business. Prior period financial results have been reclassified to present the results of operations related to our Sockets business as discontinued operations.

Results of Continuing Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of sales	56.6	60.0

Gross profit	43.4	40.0
Operating expenses:
Research and development	10.1	11.4
Selling, general and administrative	28.7	27.4

Total operating expenses	38.8	38.8

Income from operations	4.6	1.2
Other income (expense), net	(1.4)	0.0

Income from continuing operations before income taxes	3.1	1.2
Income tax expense	0.5	0.4

Income from continuing operations	2.7	0.8
Loss from discontinued operations, net of tax	—	(0.4)

Net income	2.7%	0.4%

(1)	Percentages may not add due to rounding.

Revenue and operating income information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended March 31, 2012
Revenue	$18,226	$9,317	$—	$27,543
Gross profit	$7,220	$4,731	$—	$11,951
Gross margin	39.6%	50.8%	—	43.4%
Income (loss) from operations	$2,785	$1,875	$(3,399)	$1,261
Three Months Ended March 31, 2011
Revenue	$19,532	$7,481	$—	$27,013
Gross profit	$7,269	$3,526	$—	$10,795
Gross margin	37.2%	47.1%	—	40.0%
Income (loss) from operations	$3,190	$(111)	$(2,762)	$317

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
Revenue	2012	2011
Systems	$18,226	$19,532	$(1,306)	(6.7)%
Probes	9,317	7,481	1,836	24.5%

Total	$27,543	$27,013	$530	2.0%

Systems

Certain financial information which contributed to the Systems revenue results was as follows:

First quarter of 2012 compared to first quarter of 2011
Percentage change in station unit sales	None
Percentage decrease in average sales price (“ASP”)	(10.6)%

The decrease in Systems revenue in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the decrease in ASP. ASP in the first quarter of 2012 compared to the first quarter of 2011 was negatively affected by sales mix, as fewer higher-end 300mm and special application systems were sold.

Probes

The increase in Probes revenue in the first quarter of 2012 compared to the first quarter of 2011 was primarily the result of increased unit sales of our engineering probes and production probe cards due to customer demand.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
Cost of Sales	2012	2011
Systems	$11,006	$12,263	$(1,257)	(10.3)%
Probes	4,586	3,955	631	16.0%

Total	$15,592	$16,218	$(626)	(3.9)%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended March 31,
Gross Margins	2012	2011
Systems	39.6%	37.2%
Probes	50.8%	47.1%
Overall	43.4%	40.0%

Systems

The increase in Systems gross margins in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to decreased factory costs following our factory consolidation and restructuring activities during the second and third quarters of 2011.

Probes

The increase in Probes gross margins in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to higher sales volumes, which resulted in lower unallocated fixed overhead costs recorded as period expenses in cost of sales.

Overall

The overall increase in gross margins in the first quarter of 2012 compared to the first quarter of 2011 is attributable to the increases in gross margin of both operating segments.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2012	2011
Research and development	$2,779	$3,075	$(296)	(9.6)%

The decrease in research and development in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a decrease in project-related costs.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expense includes compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, purchased intangible asset amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2012	2011
Selling, general and administrative	$7,911	$7,403	$508	6.9%

SG&A in the first quarter of 2011 included a $0.2 million benefit related to the reversal of restructuring charges. In addition, sales demo expenses increased by $0.2 million and depreciation expense increased by $0.1 million in the first quarter of 2012 compared to the first quarter of 2011.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) may also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest income, net	$10	$19
Foreign currency gains (losses)	(457)	29
Gains (losses) on foreign currency forward contracts	62	(59)
Other	(12)	13

	$(397)	$2

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. The decrease is primarily attributable to lower yields on investments.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows:

	Three Months Ended March 31,
	2012	2011
Income tax provision related to continuing operations	$124	$103
Income tax provision as a percentage of income from continuing operations	14.4%	32.3%

Our income tax expense in the first quarters of 2012 and 2011 primarily related to estimated tax expense on income in foreign tax jurisdictions.

Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2012 was $4.4 million and consisted of our net income of $0.7 million, net non-cash expenses of $1.6 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $4.4 million to $19.5 million at March 31, 2012, compared to $23.9 million at December 31, 2011. The decrease in accounts receivable was primarily due to improved collections of customer receivables.

Inventories increased by $1.7 million to $25.3 million at March 31, 2012, compared to $23.6 million at December 31, 2011. The increase in inventory was primarily due to increased purchases of raw materials in preparation for orders expected to ship in the remainder of 2012. This increase was partially offset by inventory reserve charges of $0.5 million in the first quarter of 2012 as compared to $0.3 million of inventory reserve charges in the first quarter of 2011. If our actual results are significantly different than our current expectations for 2012, we may incur additional charges to write down inventory in future periods.

Prepaid expenses and other assets decreased by $0.4 million to $4.5 million at March 31, 2012, compared to $4.1 million at December 31, 2011 primarily due to collection of VAT receivable.

Accrued liabilities increased by $0.4 million to $8.2 million at March 31, 2012, compared to $7.8 million at December 31, 2011 primarily due to an increase in accrued sales taxes and VAT payable of $0.6 million, an increase in accrued income taxes of $0.1 million and a decrease in accrued compensation and benefits of $0.3 million.

Deferred revenue decreased by $1.0 million to $4.5 million at March 31, 2012, compared to $5.5 million at December 31, 2011 primarily due to a decrease in customer deposits.

Other long-term liabilities decreased by $0.3 million to $3.9 million at March 31, 2012, compared to $4.2 million at December 31, 2011 primarily due to the decrease in accrued lease abandonment costs.

Fixed asset purchases of $0.1 million in the first quarter of 2012 primarily related to improvements to our research and development tools. We anticipate fixed asset additions for all of 2012 to be approximately $2.5 million, primarily for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment.

In February 2012, our board of directors authorized a stock repurchase program under which up to $1.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions during the period through June 30, 2012. As of March 31, 2012, a total of 21,959 shares had been repurchased at an average price of $4.44 per share, for a total purchase price of $97,000. As of May 8, 2012, a total of 119,426 shares had been repurchased at an average price of $4.76, for a total purchase price of $568,000.

Changes in our assets and liabilities as presented on our Condensed Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated for our Condensed Consolidated Balance Sheets due to the effects of fluctuating foreign exchange rates.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $19.9 million at March 31, 2012.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities.

Recent Accounting Guidance

See Note 13 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of March 31, 2012 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2012	2013 and 2014	2015 and 2016	2017 and beyond
Operating leases	$11,588	$2,498	$6,585	$2,163	$342
Capital leases	14	11	3	—	—
Purchase order commitments(1)	7,796	7,552	244	—	—
Forward contracts	1,509	1,509	—	—	—

	$20,907	$11,570	$6,832	$2,163	$342

(1)	Purchase order commitments primarily represent open orders for inventory.

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

There have been no material changes in our reported market risks or risk management policies since the filing of our 2011 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2012.

Item 4.	Controls and Procedures

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitation on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all occurrences of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the control systems will detect all control issues, including instances of fraud, if any.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 5, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We made the following repurchases of our common stock during the first quarter of 2012:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
January 1 to January 31	—	—	—	—
February 1 to February 29	—	—	—	$1.0 million
March 1, to March 31	21,959	$4.44	21,959	$0.9 million

Total	21,959	$4.44	21,959	$0.9 million

On February 8, 2012, we announced the approval of a new share repurchase program for up to $1.0 million of our common stock during the period through June 30, 2012.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 8, 2012	CASCADE MICROTECH, INC. (Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)