Form 10-Q
period 2012-06-30
CASCADE MICROTECH INC
filed 2012-08-07
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of August 7, 2012 was 14,135,363.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$12,535	$10,656
Short-term marketable securities	6,310	2,656
Restricted cash	1,041	1,470
Accounts receivable, net of allowances of $260 and $266	21,578	23,882
Inventories	26,297	23,607
Prepaid expenses and other	2,450	4,086

Total Current Assets	70,211	66,357
Long-term marketable securities	—	1,834
Fixed assets, net of accumulated depreciation of $23,274 and $21,757	7,757	9,003
Goodwill	950	971
Purchased intangible assets, net of accumulated amortization of $3,673 and $3,267	1,923	2,329
Other assets, net of accumulated amortization of $3,898 and $3,703	2,329	2,570

Total Assets	$83,170	$83,064

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,058	$6,033
Deferred revenue	4,414	5,516
Accrued liabilities	7,218	7,745

Total Current Liabilities	17,690	19,294
Deferred revenue	102	228
Other long-term liabilities	3,630	4,245

Total Liabilities	21,422	23,767
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,117 and 14,165	141	142
Additional paid-in capital	90,632	90,711
Accumulated other comprehensive loss	(1,434)	(1,052)
Accumulated deficit	(27,591)	(30,504)

Total Shareholders’ Equity	61,748	59,297

Total Liabilities and Shareholders’ Equity	$83,170	$83,064

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$27,638	$26,549	$55,181	$53,562
Cost of sales	14,897	16,439	30,489	32,657

Gross profit	12,741	10,110	24,692	20,905

Operating expenses:
Research and development	2,438	2,687	5,217	5,762
Selling, general and administrative	8,042	9,030	15,953	16,433

Total operating expenses	10,480	11,717	21,170	22,195

Income (loss) from operations	2,261	(1,607)	3,522	(1,290)

Other income (expense):
Interest income, net	9	12	19	31
Other, net	(45)	(167)	(452)	(184)

Total other income (expense), net	(36)	(155)	(433)	(153)

Income (loss) from continuing operations before income taxes	2,225	(1,762)	3,089	(1,443)
Income tax expense	52	145	176	248

Income (loss) from continuing operations	2,173	(1,907)	2,913	(1,691)
Loss from discontinued operations, net of tax	—	(117)	—	(227)

Net income (loss)	$2,173	$(2,024)	$2,913	$(1,918)

Basic income (loss) per share from continuing operations	$0.15	$(0.13)	$0.21	$(0.12)
Basic loss per share from discontinued operations	—	(0.01)	—	(0.02)

Basic net income (loss) per share	$0.15	$(0.14)	$0.21	$(0.13)

Diluted income (loss) per share from continuing operations	$0.15	$(0.13)	$0.20	$(0.12)
Diluted loss per share from discontinued operations	—	(0.01)	—	(0.02)

Diluted net income (loss) per share	$0.15	$(0.14)	$0.20	$(0.13)

Shares used in per share calculations:
Basic	14,158	14,611	14,173	14,571

Diluted	14,350	14,611	14,332	14,571

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$2,173	$(2,024)	$2,913	$(1,918)
Unrealized holding gains (losses)	(3)	14	(4)	18
Change in cumulative translation adjustment	(875)	528	(378)	1,638

Comprehensive income (loss)	$1,295	$(1,482)	$2,531	$(262)

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,913	$(1,918)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,303	2,203
Depreciation and amortization within discontinued operations	—	184
Stock-based compensation	830	1,009
Stock-based compensation within discontinued operations	—	22
Loss on write-down or disposal of long-lived assets	58	33
Deferred income taxes	12	(29)
(Increase) decrease in:
Accounts receivable, net	2,290	(3,426)
Inventories	(2,933)	(1,402)
Prepaid expenses and other	1,643	(837)
Increase (decrease) in:
Accounts payable	71	291
Deferred revenue	(1,216)	205
Accrued and other long-term liabilities	(1,081)	1,769

Net cash provided by (used in) operating activities	4,890	(1,896)

Cash flows from investing activities:
Purchase of marketable securities	(5,349)	(7,604)
Proceeds from sale of marketable securities	3,525	2,085
Purchase of fixed assets	(541)	(2,110)
Decrease in restricted cash	401	256
Proceeds from sale of fixed assets	—	120

Net cash used in investing activities	(1,964)	(7,253)

Cash flows from financing activities:
Principal payments on capital lease obligations	(9)	(6)
Withholding taxes paid on net settlement of vested restricted stock units	(148)	(280)
Proceeds from issuances of common stock	238	208
Cash paid for repurchase of common stock	(1,000)	—

Net cash used in financing activities	(919)	(78)

Effect of exchange rate changes on cash	(128)	759

Increase (decrease) in cash and cash equivalents	1,879	(8,468)

Cash and cash equivalents:
Beginning of period	10,656	21,871

End of period	$12,535	$13,403

Supplemental disclosure of cash flow information:
Cash paid (refunds received) for income taxes, net	$943	$(1,178)

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

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges of $0.2 million and $0.7 million, respectively, for the three and six-month periods ended June 30, 2012 and $0.2 million and $0.5 million, respectively, for the comparable periods of 2011.

Inventories consisted of the following (in thousands):

	June 30,	December 31
	2012	2011
Raw materials	$15,616	$14,827
Work-in-process	3,208	3,034
Finished goods	7,473	5,746

	$26,297	$23,607

Note 3. Net Income (Loss) Per Share

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares used to calculate basic net income (loss) per share	14,158	14,611	14,173	14,571
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	192	—	159	—

Shares used to calculate diluted net income (loss) per share	14,350	14,611	14,332	14,571

Securities not considered as they would have been antidilutive	1,235	1,071	1,268	1,071

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

Product warranty activity was as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Warranty accrual, beginning of period	$729	$701
Reductions for warranty charges	(589)	(365)
Additions to warranty reserve	730	432

Warranty accrual, end of period	$870	$768

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance, beginning of period	$971	$985
Effect of exchange rate changes	(21)	(14)

Balance, end of period	$950	$971

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	June 30,	December 31,
	2012	2011
Customer relationships	$3,265	$3,265
Other	2,331	2,331

	5,596	5,596
Less accumulated amortization	(3,673)	(3,267)

	$1,923	$2,329

Purchased intangible asset amortization totaled $0.2 million in the three-month periods ended June 30, 2012 and 2011, and $0.4 million in the six-month periods ended June 30, 2012 and 2011.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2012	$314
2013	572
2014	378
2015	287
2016	88
Thereafter	284

$1,923

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued compensation and benefits	$3,086	$2,378
Accrued sales taxes and VAT	672	1,285
Accrued income taxes	260	907
Accrued warranty	870	729
Accrued commissions	407	433
Accrued restructuring costs	1,115	1,112
Other	808	901

	$7,218	$7,745

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$38	$53	$84	$99
Research and development	68	110	141	217
Selling, general and administrative	347	372	605	693
Discontinued operations	—	16	—	22

	$453	$551	$830	$1,031

Stock Incentive Plans

Stock option activity for the first six months of 2012 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2011	960,228	$6.01
Granted	100,000	3.63
Exercised	(7,204)	3.11
Forfeited	(14,116)	10.74

Outstanding at June 30, 2012	1,038,908	5.74

RSU activity for the first six months of 2012 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2011	497,827	$4.70
Granted	32,000	4.38
Vested	(124,730)	5.36
Forfeited	(16,946)	5.74

Outstanding at June 30, 2012	388,151	4.46

As of June 30, 2012, total unrecognized stock-based compensation related to outstanding, but unvested, options and RSUs was $2.1 million, which will be recognized over the weighted average remaining vesting period of 2.4 years.

Employee Stock Purchase Plan

In January 2012, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the ESPP was increased from 800,000 to 850,000. Employees purchased 72,322 shares in the first six months of 2012 for $0.2 million under the ESPP.

Note 8. Stock Repurchase Plan

In February 2012, our board of directors authorized a stock repurchase program under which up to $1.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions during the period through June 30, 2012. As of June 30, 2012, a total of 214,087 shares had been repurchased at an average price of $4.67 per share, for a total purchase price of $1.0 million. The program was terminated by its terms on June 30, 2012.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended June 30, 2012	Systems	Probes	Corporate Unallocated	Total
Revenue	$17,960	$9,678	$—	$27,638
Gross profit	$7,381	$5,360	$—	$12,741
Gross margin	41.1%	55.4%	—	46.1%
Income (loss) from operations	$2,684	$2,899	$(3,322)	$2,261

Three Months Ended June 30, 2011
Revenue	$19,815	$6,734	$—	$26,549
Gross profit	$7,201	$2,909	$—	$10,110
Gross margin	36.3%	43.2%	—	38.1%
Income (loss) from operations	$3,067	$(217)	$(4,457)	$(1,607)

Six Months Ended June 30, 2012	Systems	Probes	Corporate Unallocated	Total
Revenue	$36,186	$18,995	$—	$55,181
Gross profit	$14,601	$10,091	$—	$24,692
Gross margin	40.3%	53.1%	—	44.7%
Income (loss) from operations	$5,469	$4,774	$(6,721)	$3,522

Six Months Ended June 30, 2011
Revenue	$39,347	$14,215	$—	$53,562
Gross profit	$14,470	$6,435	$—	$20,905
Gross margin	36.8%	45.2%	—	39.0%
Income (loss) from operations	$6,257	$(328)	$(7,219)	$(1,290)

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

No customer accounted for 10% or greater of our total revenue in the three or six-month periods ended June 30, 2012 or 2011.

Note 10. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, and credit risk; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are reported at fair value on a recurring basis (in thousands):

	June 30, 2012		December 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$2,790	Level 2	$1,651	Level 2
Marketable securities – corporate equities	$2	Level 1	$11	Level 1
Marketable securities – U.S. agencies	$3,518	Level 2	$2,828	Level 2
Forward sale contracts for Japanese yen	$1,378	Level 2	$1,028	Level 2

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

No changes were made to our valuation techniques during the first six months of 2012.

Note 11. Restructuring

In the first quarter of 2011, we recorded a net reversal of restructuring charges related to the integration and consolidation of our manufacturing operations and sales organization. Manufacturing operations for our Systems business were consolidated at our Dresden, Germany facility, and manufacturing operations for our Probes business were consolidated at one of our Beaverton, Oregon facilities. These restructuring activities were completed as of December 31, 2011.

Restructuring costs were included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$—	$55	$—	$114
Selling, general and administrative	—	1,356	—	1,190

	$—	$1,411	$—	$1,304

The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring accruals (in thousands):

Six Months Ended June 30, 2012	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$10	$—	$(10)	$—	$—
Lease abandonment	4,137	—	(548)	—	3,589

	$4,147	$—	$(549)	$—	$3,589

We expect the lease abandonment costs will be paid by the end of 2015.

Note 12. Recent Accounting Guidance

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

ASU 2011-08

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company is required to conduct the current two-step goodwill impairment test. Otherwise, it does not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption was permitted. The adoption of ASU 2011-08 has not had a material impact on our financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including, among others, statements regarding: industry prospects; future results of operations, including estimated revenue for the quarter ending September 30, 2012 or future financial position; our expectations and beliefs regarding future revenue growth; the future capabilities and functionality of our products and services, our strategies and intentions regarding acquisitions; our accounting and tax policies; our dividend policies; and our future capital requirements and fixed asset additions for 2012. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied in such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments and customer orders; constraints on supplies of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 5, 2012.

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

Overview

Revenue in the second quarter of 2012 increased $1.1 million, or 4.1%, to $27.6 million compared to revenue of $26.5 million in the second quarter of 2011, primarily as a result of increased sales in our Probes segment, partially offset by lower revenue from our Systems segment. Income from continuing operations in the second quarter of 2012 was $2.2 million, compared to a loss from continuing operations of $1.9 million in the second quarter of 2011, primarily due to the increase in revenue, an increase in gross margin due primarily to changes in sales product mix and a $1.4 million decrease in restructuring charges.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $26 million to $29 million for the third quarter of 2012.

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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.9	61.9	55.3	61.0

Gross profit	46.1	38.1	44.7	39.0
Operating expenses:
Research and development	8.8	10.1	9.5	10.8
Selling, general and administrative	29.1	34.0	28.9	30.7

Total operating expenses	37.9	44.1	38.4	41.4

Income (loss) from operations	8.2	(6.1)	6.4	(2.4)
Other income (expense), net	(0.1)	(0.6)	(0.8)	(0.3)

Income (loss) from continuing operations before income taxes	8.1	(6.6)	5.6	(2.7)
Income tax expense	0.2	0.5	0.3	0.5

Income (loss) from continuing operations	7.9	(7.2)	5.3	(3.2)
Loss from discontinued operations, net of tax	—	(0.4)	—	(0.4)

Net income (loss)	7.9%	(7.6)%	5.3%	(3.6)%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended June 30, 2012	Systems	Probes	Corporate Unallocated	Total
Revenue	$17,960	$9,678	$—	$27,638
Gross profit	$7,381	$5,360	$—	$12,741
Gross margin	41.1%	55.4%	—	46.1%
Income (loss) from operations	$2,684	$2,899	$(3,322)	$2,261

Three Months Ended June 30, 2011
Revenue	$19,815	$6,734	$—	$26,549
Gross profit	$7,201	$2,909	$—	$10,110
Gross margin	36.3%	43.2%	—	38.1%
Income (loss) from operations	$3,067	$(217)	$(4,457)	$(1,607)

Six Months Ended June 30, 2012	Systems	Probes	Corporate Unallocated	Total
Revenue	$36,186	$18,995	$—	$55,181
Gross profit	$14,601	$10,091	$—	$24,692
Gross margin	40.3%	53.1%	—	44.7%
Income (loss) from operations	$5,469	$4,774	$(6,721)	$3,522

Six Months Ended June 30, 2011
Revenue	$39,347	$14,215	$—	$53,562
Gross profit	$14,470	$6,435	$—	$20,905
Gross margin	36.8%	45.2%	—	39.0%
Income (loss) from operations	$6,257	$(328)	$(7,219)	$(1,290)

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change
Revenue	2012	2011		% Change
Systems	$17,960	$19,815	$(1,855)	(9.4)%
Probes	9,678	6,734	2,944	43.7%

Total	$27,638	$26,549	$1,089	4.1%

	Six Months Ended June 30,		Dollar Change	% Change
Revenue	2012	2011
Systems	$36,186	$39,347	$(3,161)	(8.0)%
Probes	18,995	14,215	4,780	33.6%

Total	$55,181	$53,562	$1,619	3.0%

Systems

Certain financial information which contributed to Systems revenue was as follows:

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Percentage decrease in station unit sales	(8.0)%	(3.7)%
Percentage decrease in average sales price (“ASP”)	(5.4)%	(8.4)%

The decreases in Systems revenue in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to decreases in both ASP and units sales, as fewer higher-end 300mm and special application systems were sold.

Probes

The increases in Probes revenue in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily the result of increased unit sales of our engineering probes and production probe cards due to customer demand.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
Cost of Sales	2012	2011
Systems	$10,579	$12,614	$(2,035)	(16.1)%
Probes	4,318	3,825	493	12.9%

Total	$14,897	$16,439	$(1,542)	(9.4)%

	Six Months Ended June 30,		Dollar Change	% Change
Cost of Sales	2012	2011
Systems	$21,585	$24,877	$(3,292)	(13.2)%
Probes	8,904	7,780	1,124	14.4%

Total	$30,489	$32,657	$(2,168)	(6.6)%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Margins	2012	2011	2012	2011
Systems	41.1%	36.3%	40.3%	36.8%
Probes	55.4%	43.2%	53.1%	45.2%
Overall	46.1%	38.1%	44.7%	39.0%

Systems

The increases in Systems gross margins in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to decreased factory costs following our factory consolidation and restructuring activities during the second and third quarters of 2011.

Probes

The increases in Probes gross margins in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to higher sales volumes, which resulted in lower unallocated fixed overhead costs recorded as period expenses in cost of sales.

Overall

The overall increases in gross margins in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were attributable to the increases in gross margin of both operating segments.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2012	2011
Research and development	$2,438	$2,687	$(249)	(9.3)%

	Six Months Ended June 30,		Dollar Change	% Change
	2012	2011
Research and development	$5,217	$5,762	$(545)	(9.5)%

The decreases in research and development in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to decreases in employee compensation and project-related costs.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2012	2011
Selling, general and administrative	$8,042	$9,030	$(988)	(10.9)%

	Six Months Ended June 30,		Dollar Change	% Change
	2012	2011
Selling, general and administrative	$15,953	$16,433	$(480)	(2.9)%

SG&A in the three and six-month periods ended June 30, 2011 included $1.4 million and $1.2 million, respectively, of restructuring charges compared to none in the 2012 periods. Partially offsetting the declines in restructuring charges in the comparable 2012 periods were increases in external sales commissions of $0.3 million and $0.2 million, respectively, and increases in employee compensation costs of $0.1 million and $0.4 million, respectively. In addition, the six-month period ended June 30, 2012 includes an increase in sales demo expenses of $0.1 million over the comparable period of 2011.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income, net	$9	$12	$19	$31
Foreign currency gains (losses)	23	(134)	(434)	(105)
Losses on foreign currency forward contracts	(68)	(55)	(6)	(114)
Other	—	22	(12)	35

	$(36)	$(155)	$(433)	$(153)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax provision related to continuing operations	$52	$145	$176	$248
Income tax provision as a percentage of income from continuing operations	2.3%	8.2%	5.7%	17.2%

Our income tax expense in the three and six-months periods ended June 30, 2012 and 2011 primarily related to estimated tax expense on income in foreign tax jurisdictions.

Liquidity and Capital Resources

Net cash provided by operating activities in the first six months of 2012 was $4.9 million and primarily consisted of our net income of $2.9 million, net non-cash expenses of $3.2 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $2.3 million to $21.6 million at June 30, 2012, compared to $23.9 million at December 31, 2011. The decrease in accounts receivable was primarily due to improved collections of customer receivables.

Inventories increased by $2.7 million to $26.3 million at June 30, 2012, compared to $23.6 million at December 31, 2011. The increase in inventory was primarily due to increased purchases of raw materials in preparation for orders expected to ship during the second half of 2012. This increase was partially offset by inventory reserve charges of $0.7 million in the first six months of 2012. If our actual results are significantly different than our current expectations for 2012, we may incur additional charges to write down inventory in future periods.

Prepaid expenses and other assets decreased by $1.6 million to $2.5 million at June 30, 2012, compared to $4.1 million at December 31, 2011 primarily due to collection of VAT receivables.

Deferred revenue decreased by $1.2 million to $4.5 million at June 30, 2012, compared to $5.7 million at December 31, 2011 primarily due to a decrease in customer deposits.

Other long-term liabilities decreased by $0.6 million to $3.6 million at June 30, 2012, compared to $4.2 million at December 31, 2011 primarily due to the decrease in accrued lease abandonment costs.

Fixed asset purchases of $0.5 million in the first six months of 2012 primarily related to production-related equipment. We anticipate fixed asset additions for all of 2012 to be approximately $4.0 million, primarily for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment.

In February 2012, our board of directors authorized a stock repurchase program under which up to $1.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions during the period through June 30, 2012. Through June 30, 2012, a total of 214,087 shares were repurchased at an average price of $4.67 per share, for a total purchase price of $1.0 million. As of June 30, 2012, this program expired.

Changes in our assets and liabilities as presented on our Condensed Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated for our Condensed Consolidated Balance Sheets due to the effects of fluctuating foreign exchange rates.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $18.8 million at June 30, 2012.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities or may result in the issuance by us of debt or equity securities.

Recent Accounting Guidance

See Note 12 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of June 30, 2012 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2012	2013 and 2014	2015 and 2016	2017 and beyond
Operating leases	$10,731	$1,668	$6,616	$2,122	$325
Capital leases	10	7	3	—	—
Purchase order commitments(1)	8,003	7,452	551	—	—
Forward contracts	1,378	1,378	—	—	—

	$20,122	$10,505	$7,170	$2,122	$325

(1)	Purchase order commitments primarily represent open orders for inventory.

Seasonality

Typically, our first quarter revenues are lower than our revenues from the preceding fourth quarter. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of each quarter. However, our seasonality can be affected by general economic trends and it should not be expected that historical revenue patterns will continue.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitation on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all occurrences of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the control systems will detect all control issues, including instances of fraud, if any.

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

Repurchases of Equity Securities

On February 8, 2012, we announced the approval of a share repurchase program for up to $1.0 million of our common stock during the period through June 30, 2012. Prior to June 30, 2012 we completed the purchase of all shares subject to the program. We made the following repurchases of our common stock during the second quarter of 2012 under this program:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
April 1 to April 30	91,357	$4.89	91,357	$0.5 million
May 1 to May 31	77,997	$4.60	77,997	$0.1 million
June 1 to June 30	22,774	$4.50	22,774	—

Total	192,128	$4.73	192,128	—

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith: are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2012	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)