Form 10-Q
period 2012-09-30
CASCADE MICROTECH INC
filed 2012-11-06
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding as of November 2, 2012 was 14,204,027.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$19,450	$10,656
Short-term marketable securities	3,521	2,656
Restricted cash	1,087	1,470
Accounts receivable, net of allowances of $379 and $266	18,309	23,882
Inventories	26,345	23,607
Prepaid expenses and other	2,357	4,086

Total Current Assets	71,069	66,357

Long-term marketable securities	—	1,834
Fixed assets, net of accumulated depreciation of $24,147 and $21,757	8,506	9,003
Goodwill	964	971
Purchased intangible assets, net of accumulated amortization of $3,830 and $3,267	1,766	2,329
Other assets, net of accumulated amortization of $3,982 and $3,703	2,232	2,570

Total Assets	$84,537	$83,064

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$6,726	$6,033
Deferred revenue	3,618	5,516
Accrued liabilities	6,792	7,745

Total Current Liabilities	17,136	19,294

Deferred revenue	408	228
Other long-term liabilities	3,301	4,245

Total Liabilities	20,845	23,767

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,195 and 14,165	142	142
Additional paid-in capital	90,821	90,711
Accumulated other comprehensive loss	(1,176)	(1,052)
Accumulated deficit	(26,095)	(30,504)

Total Shareholders’ Equity	63,692	59,297

Total Liabilities and Shareholders’ Equity	$84,537	$83,064

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$27,414	$23,750	$82,595	$77,312
Cost of sales	15,210	14,942	45,699	47,599

Gross profit	12,204	8,808	36,896	29,713

Operating expenses:
Research and development	2,778	3,175	7,995	8,937
Selling, general and administrative	7,675	9,648	23,628	26,081

	10,453	12,823	31,623	35,018

Income (loss) from operations	1,751	(4,015)	5,273	(5,305)

Other income (expense):
Interest income, net	7	20	26	51
Other, net	(109)	435	(561)	251

Total other income (expense), net	(102)	455	(535)	302

Income (loss) from continuing operations before income taxes	1,649	(3,560)	4,738	(5,003)
Income tax expense (benefit)	153	(9)	329	239

Income (loss) from continuing operations	1,496	(3,551)	4,409	(5,242)
Loss from discontinued operations, net of tax	—	(1,777)	—	(2,004)

Net income (loss)	$1,496	$(5,328)	$4,409	$(7,246)

Basic income (loss) per share from continuing operations	$0.11	$(0.24)	$0.31	$(0.36)
Basic income (loss) per share from discontinued operations	—	(0.12)	—	(0.14)

Basic net income (loss) per share	$0.11	$(0.36)	$0.31	$(0.50)

Diluted income (loss) per share from continuing operations	$0.10	$(0.24)	$0.31	$(0.36)
Diluted loss per share from discontinued operations	—	(0.12)	—	(0.14)

Diluted net income (loss) per share	$0.10	$(0.36)	$0.31	$(0.50)

Shares used in per share calculations:
Basic	14,162	14,713	14,169	14,618

Diluted	14,377	14,713	14,359	14,618

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$1,496	$(5,328)	$4,409	$(7,246)
Unrealized holding gains (losses)	(4)	(8)	(8)	10
Change in cumulative translation adjustment	262	(1,327)	(116)	311

Comprehensive income (loss)	$1,754	$(6,663)	$4,285	$(6,925)

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,409	$(7,246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,407	3,347
Depreciation and amortization within discontinued operations	—	277
Stock-based compensation	1,136	1,461
Stock-based compensation within discontinued operations	—	75
Loss on write-down or disposal of long-lived assets	58	34
Loss from disposal activities within discontinued operations	—	1,509
Deferred income taxes	5	(46)
(Increase) decrease, net of the effect of disposition, in:
Accounts receivable, net	5,569	192
Inventories	(3,769)	(4,010)
Income taxes receivable	—	1,072
Prepaid expenses and other	1,773	(2,903)
Increase (decrease), net of effect of disposition, in:
Accounts payable	711	186
Deferred revenue	(1,712)	658
Accrued and other long-term liabilities	(1,872)	3,895

Net cash provided by (used in) operating activities	9,715	(1,499)

Cash flows from investing activities:
Purchase of marketable securities	(5,998)	(7,604)
Proceeds from sale of marketable securities	6,959	3,432
Decrease in restricted cash	374	257
Purchase of fixed assets	(1,187)	(3,423)
Proceeds from sale of fixed assets and assets held for sale	—	120
Cash received from disposition of assets within discontinued operations	—	525

Net cash provided by (used in) investing activities	148	(6,693)

Cash flows from financing activities:
Principal payments on capital lease obligations	(12)	(10)
Withholding taxes paid on net settlement of vested restricted stock units	(288)	(531)
Proceeds from issuances of common stock	262	216
Cash paid for repurchase of common stock	(1,000)	—

Net cash used in financing activities	(1,038)	(325)

Effect of exchange rate changes on cash	(31)	183

Increase (decrease) in cash and cash equivalents	8,794	(8,334)

Cash and cash equivalents:
Beginning of period	10,656	21,871

End of period	$19,450	$13,537

Supplemental disclosure of cash flow information:
Cash paid (refunds received) for income taxes, net	$1,089	$(1,178)

Supplemental disclosure of non-cash information:
Fair value of note receivable received from disposition	$—	$25
Transfer of inventory to fixed assets	$949	$—

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

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges of $0.2 million and $0.9 million, respectively, in the three and nine-month periods ended September 30, 2012 and $0.1 million and $0.6 million, respectively, in the comparable periods of 2011.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$17,294	$14,827
Work-in-process	2,383	3,034
Finished goods	6,668	5,746

	$26,345	$23,607

Note 3. Net Income (Loss) Per Share

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares used to calculate basic net income (loss) per share	14,162	14,713	14,169	14,618
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	215	—	190	—

Shares used to calculate diluted net income (loss) per share	14,377	14,713	14,359	14,618

Securities not considered as they would have been antidilutive	1,119	1,430	1,144	1,430

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

Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Warranty accrual, beginning of period	$729	$701
Reductions for warranty charges	(767)	(613)
Additions to warranty reserve	909	760

Warranty accrual, end of period	$871	$848

Note 5. Goodwill and Purchased Intangibles Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance, beginning of period	$971	$985
Effect of exchange rate changes	(7)	(14)

Balance, end of period	$964	$971

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	September 30,	December 31,
	2012	2011
Customer relationships	$3,265	$3,265
Other	2,331	2,331

	5,596	5,596
Less accumulated amortization	(3,830)	(3,267)

	$1,766	$2,329

Purchased intangible asset amortization totaled $0.2 million in the three-month periods ended September 30, 2012 and 2011, and $0.6 million in the nine-month periods ended September 30, 2012 and 2011.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2012	$157
2013	572
2014	378
2015	287
2016	88
Thereafter	284

$1,766

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued compensation and benefits	$2,289	$2,378
Accrued sales taxes and VAT	782	1,285
Accrued income taxes	292	907
Accrued warranty	871	729
Accrued commissions	351	433
Accrued restructuring costs	1,124	1,112
Other	1,083	901

	$6,792	$7,745

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$40	$49	$124	$149
Research and development	45	102	186	320
Selling, general and administrative	221	301	826	992
Discontinued operations	—	53	—	75

	$306	$505	$1,136	$1,536

Stock Incentive Plans

Stock option activity for the first nine months of 2012 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2011	960,228	$6.01
Granted	100,000	3.63
Exercised	(11,850)	3.91
Forfeited	(54,586)	5.01

Outstanding at September 30, 2012	993,792	5.85

RSU activity for the first nine months of 2012 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2011	497,827	$4.70
Granted	79,000	4.95
Vested	(219,266)	4.82
Forfeited	(17,283)	4.71

Outstanding at September 30, 2012	340,278	4.68

As of September 30, 2012, total unrecognized stock-based compensation related to outstanding, but unvested options and RSUs was $2.0 million, which will be recognized over the weighted average remaining vesting period of 2.4 years.

Employee Stock Purchase Plan

In January 2012, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the ESPP was increased from 800,000 to 850,000. Employees purchased 72,322 shares in the first nine months of 2012 for $0.2 million under the ESPP.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2012	Systems	Probes	Corporate Unallocated	Total
Revenue	$17,432	$9,982	$—	$27,414
Gross profit	$6,729	$5,475	$—	$12,204
Gross margin	38.6%	54.8%	—	44.5%
Income (loss) from operations	$1,970	$2,957	$(3,176)	$1,751

Three Months Ended September 30, 2011
Revenue	$16,565	$7,185	$—	$23,750
Gross profit	$5,162	$3,646	$—	$8,808
Gross margin	31.2%	50.7%	—	37.1%
Income (loss) from operations	$817	$454	$(5,286)	$(4,015)

Nine Months Ended September 30, 2012	Systems	Probes	Corporate Unallocated	Total
Revenue	$53,618	$28,977	$—	$82,595
Gross profit	$21,330	$15,566	$—	$36,896
Gross margin	39.8%	53.7%	—	44.7%
Income (loss) from operations	$7,439	$7,731	$(9,897)	$5,273

Nine Months Ended September 30, 2011
Revenue	$55,912	$21,400	$—	$77,312
Gross profit	$19,632	$10,081	$—	$29,713
Gross margin	35.1%	47.1%	—	38.4%
Income (loss) from operations	$7,074	$126	$(12,505)	$(5,305)

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

No customer accounted for 10% or greater of our total revenue from continuing operations in the three or nine-month periods ended September 30, 2012 or 2011.

Note 10. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, and credit risk; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets that are reported at fair value on a recurring basis (in thousands):

	September 30, 2012		December 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$2,011	Level 2	$1,651	Level 2
Marketable securities – corporate equities	$2	Level 1	$11	Level 1
Marketable securities – U.S. agencies	$1,508	Level 2	$2,828	Level 2
Forward sale contracts for Japanese yen	$385	Level 2	$1,028	Level 2

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

No changes were made to our valuation techniques during the first nine months of 2012.

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

Restructuring costs were included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$—	$23	$—	$137
Selling, general and administrative	—	2,088	—	3,278

	$—	$2,111	$—	$3,415

The following table summarizes the charges, expenditures, write-offs and adjustments related to our restructuring accruals (in thousands):

Nine Months Ended September 30, 2012	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$10	$—	$(10)	$—	$—
Lease abandonment	4,137	—	(824)	—	3,313

	$4,147	$—	$(834)	$—	$3,313

We expect the lease abandonment costs will be paid by the end of 2015.

Note 12. Recent Accounting Guidance

ASU 2012-02

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of ASU 2012-02 to have any impact on our financial position, results of operations or cash flows.

ASU 2011-05

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted ASU 2011-05 in the first quarter of 2012 and, accordingly, comprehensive income (loss) is reported in a separate financial statement immediately following the Condensed Consolidated Statements of Operations. Since ASU 2011-05 relates to presentation of comprehensive income, the adoption did not have an impact on our financial position, results of operations or cash flows.

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

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking including, among others, statements regarding: industry prospects; future results of operations, including estimated revenue for the quarter ending December 31, 2012 or future financial position; our expectations and beliefs regarding future revenue growth; our estimated timeline for payment of lease abandonment costs; the future capabilities and functionality of our products and services; our strategies and intentions and potential sources of funds regarding acquisitions; our accounting and tax policies and the impact of adoption of accounting guidance, if any, on our financial position, results of operations or cash flows; potential charges to write down inventory in future periods; build-up of finished goods in preparation for orders ready to ship during the remainder of 2012; our future capital requirements and fixed asset additions for 2012, including for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment; seasonality of our revenues and expected increases in revenue recognition in the last month of each quarter; and our ability to meet our cash requirements for the next 12 months and for the foreseeable future. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments and customer orders; constraints on supplies of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 5, 2012.

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

Our analytical probes are sold to serve as components of our probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for high-volume production test applications, ranging from very low current parametric testing to sophisticated, high-speed radio frequency testing.

Overview

Revenue in the third quarter of 2012 increased $3.6 million, or 15.4%, to $27.4 million compared to revenue of $23.8 million in the third quarter of 2011, as a result of increased sales in both our Probes and Systems segments. Income from continuing operations in the third quarter of 2012 was $1.5 million, compared to a loss from continuing operations of $3.6 million in the third quarter of 2011, primarily due to the increase in revenue, an increase in gross margin due primarily to changes in sales product mix and a $2.1 million decrease in restructuring charges.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $27 million to $30 million for the fourth quarter of 2012.

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

Discontinued Operations

On September 22, 2011, we sold substantially all of the assets and liabilities related to our Sockets operations to R&D Sockets, Inc. for $525,000 in cash and a note receivable from the buyer for $25,000 due September 23, 2012. As of September 30, 2012 the note receivable has not been collected. In connection with the transaction, the buyer assumed all of our obligations under the lease agreement covering administrative offices and a manufacturing facility related to our Sockets business. Prior period financial results have been reclassified to present the results of operations related to our Sockets business as discontinued operations.

Results of Continuing Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.5	62.9	55.3	61.6

Gross profit	44.5	37.1	44.7	38.4
Operating expenses:
Research and development	10.1	13.4	9.7	11.6
Selling, general and administrative	28.0	40.6	28.6	33.7

Total operating expenses	38.1	54.0	38.3	45.3

Income (loss) from operations	6.4	(16.9)	6.4	(6.9)
Other income (expense), net	(0.4)	1.9	(0.6)	0.4

Income (loss) from continuing operations before income taxes	6.0	(15.0)	5.7	(6.5)
Income tax expense	0.6	—	0.4	0.3

Income (loss) from continuing operations	5.5	(15.0)	5.3	(6.8)
Loss from discontinued operations, net of tax	—	(7.5)	—	(2.6)

Net income (loss)	5.5%	(22.4)%	5.3%	(9.4)%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2012	Systems	Probes	Corporate Unallocated	Total
Revenue	$17,432	$9,982	$—	$27,414
Gross profit	$6,729	$5,475	$—	$12,204
Gross margin	38.6%	54.8%	—	44.5%
Income (loss) from operations	$1,970	$2,957	$(3,176)	$1,751

Three Months Ended September 30, 2011
Revenue	$16,565	$7,185	$—	$23,750
Gross profit	$5,162	$3,646	$—	$8,808
Gross margin	31.2%	50.7%	—	37.1%
Income (loss) from operations	$817	$454	$(5,286)	$(4,015)

Nine Months Ended September 30, 2012	Systems	Probes	Corporate Unallocated	Total
Revenue	$53,618	$28,977	$—	$82,595
Gross profit	$21,330	$15,566	$—	$36,896
Gross margin	39.8%	53.7%	—	44.7%
Income (loss) from operations	$7,439	$7,731	$(9,897)	$5,273

Nine Months Ended September 30, 2011
Revenue	$55,912	$21,400	$—	$77,312
Gross profit	$19,632	$10,081	$—	$29,713
Gross margin	35.1%	47.1%	—	38.4%
Income (loss) from operations	$7,074	$126	$(12,505)	$(5,305)

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Revenue	2012	2011	Change	% Change
Systems	$17,432	$16,565	$867	5.2%
Probes	9,982	7,185	2,797	38.9%

Total	$27,414	$23,750	$3,664	15.4%

	Nine Months Ended Sept. 30,		Dollar
Revenue	2012	2011	Change	% Change
Systems	$53,618	$55,912	$(2,294)	(4.1)%
Probes	28,977	21,400	7,577	35.4%

Total	$82,595	$77,312	$5,283	6.8%

Systems

Certain financial information which contributed to the Systems revenue was as follows:

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Percentage increase in station unit sales	9.2%	1.5%
Percentage increase (decrease) in average sales price (“ASP”)	2.8%	(5.5)%

The increase in Systems revenue in the three-month period ended September 30, 2012 compared to the same period of 2011 was primarily due to an increase in unit sales, as well as to an increase in ASP as we sold a higher number of special application systems. In the nine-month period ended September 30, 2012, these factors were offset by a decrease in ASP as fewer higher-end 300mm and special application systems were sold.

Probes

The increases in Probes revenue in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily the result of increased unit sales of our engineering probes and production probe cards due to an increase in market share and customer demand.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Cost of Sales	2012	2011	Change	% Change
Systems	$10,703	$11,403	$(700)	(6.1)%
Probes	4,507	3,539	968	27.4%

Total	$15,210	$14,942	$268	1.8%

	Nine Months Ended Sept. 30,		Dollar
Cost of Sales	2012	2011	Change	% Change
Systems	$32,288	$36,280	$(3,992)	(11.0)%
Probes	13,411	11,319	2,092	18.5%

Total	$45,699	$47,599	$(1,900)	(4.0)%

Cost of sales was affected by changes in sales as discussed above combined with fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Margins	2012	2011	2012	2011
Systems	38.6%	31.2%	39.8%	35.1%
Probes	54.8%	50.7%	53.7%	47.1%
Overall	44.5%	37.1%	44.7%	38.4%

Systems

The increases in Systems gross margins in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to decreased factory costs following our factory consolidation and restructuring activities during the second and third quarters of 2011.

Probes

The increases in Probes gross margins in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to higher sales volumes, which resulted in lower unallocated fixed overhead costs recorded as period expenses in cost of sales.

Overall

The overall increases in gross margins in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were attributable to the increases in gross margin of both operating segments.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Research and development	$2,778	$3,175	$(397)	(12.5)%

	Nine Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Research and development	$7,995	$8,937	$(942)	(10.5)%

The decreases in research and development in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to decreases in employee compensation and project-related costs. The decreases in employee compensation were driven by decreases in headcount and stock-based compensation expense. The decreases in project-related costs were driven by increases in expense reimbursements from governmental agencies.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expense includes compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, internally-developed patent and trademark amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Selling, general and administrative	$7,675	$9,648	$(1,973)	(20.5)%

	Nine Months Ended Sept. 30,		Dollar
	2012	2011	Change	% Change
Selling, general and administrative	$23,628	$26,081	$(2,453)	(9.4)%

SG&A in the three and nine-month periods ended September 30, 2011 included $2.1 million and $3.3 million, respectively, of restructuring charges compared to none in the 2012 periods. Partially offsetting the declines in restructuring charges in the comparable 2012 periods were increases in external sales commissions of $0.2 million and $0.4 million, respectively, and increases in employee incentive compensation costs of $0.1 million and $0.3 million, respectively.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income, net	$7	$20	$26	$51
Foreign currency gains (losses)	(62)	473	(496)	367
Losses on foreign currency forward contracts	(39)	(44)	(45)	(158)
Other	(8)	6	(20)	42

	$(102)	$455	$(535)	$302

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax provision (benefit) related to continuing operations	$153	$(9)	$329	$239
Income tax provision as a percentage of income from continuing operations	9.3%	(0.3)%	6.9%	4.8%

Our income tax expense in the three and nine-months periods ended September 30, 2012 and 2011 primarily related to estimated tax expense on income in foreign tax jurisdictions.

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2012 was $9.7 million and primarily consisted of our net income of $4.4 million, non-cash expenses of $4.6 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $5.6 million to $18.3 million at September 30, 2012, compared to $23.9 million at December 31, 2011. The decrease in accounts receivable was primarily due to improved collections of customer receivables.

Inventories increased by $2.7 million to $26.3 million at September 30, 2012, compared to $23.6 million at December 31, 2011. The increase in inventory was primarily due to increased purchases of raw materials and build-up of finished goods in preparation for orders expected to ship during the remainder of 2012. This increase was partially offset by inventory charges of $0.9 million in the first nine months of 2012 for excess and obsolete inventory. If our actual results are significantly different than our current expectations for the remainder of 2012, we may incur additional charges to write down inventory in future periods.

Prepaid expenses and other assets decreased by $1.7 million to $2.4 million at September 30, 2012, compared to $4.1 million at December 31, 2011 primarily due to collection of VAT receivables.

Deferred revenue decreased by $1.7 million to $4.0 million at September 30, 2012, compared to $5.7 million at December 31, 2011 primarily due to a decrease in customer deposits.

Accrued liabilities decreased by $0.9 million to $6.8 million at September 30, 2012, compared to $7.7 million at December 31, 2011 primarily due to decreases in accrued income taxes, sales taxes and VAT.

Other long-term liabilities decreased by $0.9 million to $3.3 million at September 30, 2012, compared to $4.2 million at December 31, 2011 primarily due to the decrease in accrued lease abandonment costs.

Fixed asset purchases of $1.2 million in the first nine months of 2012 primarily related to production-related equipment. We anticipate fixed asset additions for all of 2012 to be approximately $2.0 million, primarily for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment.

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

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $23.0 million at September 30, 2012.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities or may result in the issuance by us of debt or equity securities.

Recent Accounting Guidance

See Note 12 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of September 30, 2012 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2012	2013 and 2014	2015 and 2016	2017 and beyond
Operating leases	$9,992	$855	$6,663	$2,141	$333
Capital leases	4	1	3	—	—
Purchase order commitments(1)	6,765	5,935	830	—	—
Forward contracts	385	385	—	—	—

	$17,146	$7,176	$7,496	$2,141	$333

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith: are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended; and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2012	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)