Form 10-K
period 2012-12-31
CASCADE MICROTECH INC
filed 2013-03-04
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $41,501,568 computed by reference to the last sales price ($4.57) as reported by the NASDAQ Global Stock Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2012).

The number of shares outstanding of the registrant’s common stock as of March 4, 2013 was 14,235,517 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Company Profile

We design, develop, manufacture and market advanced wafer probing solutions for the electrical measurement and testing of high performance semiconductor devices. Our products enable precision on-wafer measurement of integrated circuits. Our products are typically used in the early phases of the development of semiconductor processes where the accuracy and repeatability of measurements is critical to achieving yield from advanced process nodes. We design, manufacture and assemble our products in Beaverton, Oregon and Dresden, Germany and maintain global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

We operate in two business segments: Systems and Probes. Sales of our probe stations are included in the Systems segment and sales of our analytical probes and production probe cards are included in the Probes segment.

Probe stations provide precise and accurate measurement of semiconductor electrical characteristics during device design or when optimizing the chip fabrication process. Our probe stations are highly configurable and are typically sold with various accessories, including our analytical probes, as well as accessories from third parties. In addition, we design and build custom probe stations to address the specific requirements of our customers. We also generate revenue through the sales of service contracts for our stations.

Our analytical probes are sold to serve as components of our probe stations, or less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for high-volume production test applications, ranging from very low current parametric testing to sophisticated, high-speed radio frequency integrated circuit (“RFIC”) testing. These probe cards are used in conjunction with third party equipment from manufacturers such as Advantest, Agilent and Teradyne.

We were incorporated in Oregon in 1984. Our principal executive offices are located at 9100 S.W. Gemini Drive, Beaverton, Oregon 97008.

Industry Background

The convergence of mobile, computer and consumer devices is accelerating, which provides new opportunities for testing complex devices. Global macroeconomic uncertainty from lower global gross domestic product (“GDP”) growth contributed to a year of slow growth in 2012 worldwide semiconductor sales, according to International Data Corporation (“IDC”). Total worldwide sales reached $304 billion, up only 1% over 2011. Other factors impacting the growth of the market included a slowdown in China, the Eurozone debt crisis and on-going fear of the “fiscal cliff” in the United States; all of these factors had an impact on information technology (“IT”) spending in 2012. Weakness in personal computer demand, memory price deterioration, and semiconductor inventory rationalization were partially off-set by ongoing demand for smartphones, tablets, set-top boxes and automotive electronics. Worldwide spending for semiconductor capital equipment fell to $59.0 billion in 2012 after reaching a record high of $61.9 billion in 2011. Over the next decade, we anticipate four major trends occurring in the semiconductor market: the continued drive to smaller geometries, the drive for more compactness using 3D/TSV (Through Silicon Vias) technology, the continued integration of the physical interfaces into the semiconductor device package and the shift to 450 mm diameter wafers. This last trend was significantly accelerated during 2012 as Intel, TSMC and Samsung all invested in ASML to accelerate extreme ultra-violet (“EUV”) lithography and 450 mm diameter wafer development. We believe we are well positioned to take advantage of these trends.

Advancements in manufacturing technologies, such as smaller semiconductor device elements, new materials and larger wafer sizes have permitted semiconductor manufacturers to achieve greater levels of functionality at a lower cost. These advancements in semiconductor manufacturing technologies have also led to increasing challenges in the design, manufacturing and testing of devices.

Chips are measured and tested multiple times throughout the design and manufacturing process to ensure the integrity of the chip design and the quality of the manufacturing process. Our products test chips during design, where precision and accuracy are required in performing diagnosis to improve the design and manufacturing of new products, and during production to monitor the quality of the manufacturing process, where rapid testing at high volumes requires reliability and repeatability to screen out defective parts prior to incurring further costs in packaging and shipping the parts. Our strong presence in engineering test segments also gives us high visibility of new chip processes and applications, thus aiding our planning and development of production tools.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of wireless, communications, microprocessors and other logic and memory devices. A substantial portion of our revenue is generated from sales of our probe stations and analytical probes to research and development laboratories of semiconductor manufacturers, as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diversified customer base, with more than 70% of our annual revenues in each of the last three years generated from customers outside of North America, primarily in Taiwan, Japan, China, Singapore, Germany, France, the United Kingdom and other countries in Asia and Europe.

Sales of our probe stations and our overall operating results depend, in significant part, on the level of capital expenditures related to semiconductor research and development, which in turn depends upon current and anticipated market demand for semiconductor devices. While our financial results are impacted by cycles within the semiconductor industry, we believe our business cycles are typically less pronounced than those of other semiconductor equipment companies. We believe this is due to our greater reliance on our customers’ research and development capital spending and usage of test consumables rather than on our customers spending purely to increase production capacity.

Products

We design, manufacture and sell multiple product lines, including probe stations, analytical probes, production probe cards and various services and accessories. A probe station is used in conjunction with our analytical probes to test chips in wafer form, together forming a probing system. Analytical probes and production probe cards electrically connect test equipment to the devices under test and are sold as consumable test tooling, which are mounted into probe stations.

Probe Stations. Probing systems are required in the development of new generations of semiconductor processes and designs, and we expect that the demand for systems will continue to grow with the increasing complexity of new processes and designs. The process development complexities and costs have continually increased as each generation of semiconductor processes has required the integration of more layers of smaller chip elements incorporating a longer list of new materials. Probing systems are a basic tool for characterizing and verifying the electrical performance and reliability of the new chip elements.

We offer probe stations for 300 mm, 200 mm and 150 mm or smaller wafer sizes. Probe stations are highly configurable depending upon the size and type of wafer, the particular characteristics of the device design that the customer is testing, the required measurements, the temperatures at which the device is tested and the test equipment that the customer is using. Our probe stations are available in manual, semi- and fully-automated configurations. Our CM300 probe station, introduced in January, 2013, represents the first time the flexibility and accuracy of an analytical prober is combined with the automation required to handle full cassettes of 300 mm wafers. Additionally, the CM300 is scalable from semi-automated to a cluster configuration (two fully- automated probers served by a shared FOUP and thermal control) in the field. This delivers new levels of investment protection to our traditional engineering market. Our APS200TESLA probe station, which was introduced in June 2012, combines our BlueRay production automation technology with the capabilities of our Tesla on-wafer power device measurement technology to deliver a complete on-wafer production solution to address the test challenges of discrete power devices. This market is growing rapidly based on demand for hybrid and electric cars and other “green” technologies such as high speed trains and wind turbines. The APS200TESLA expands our footprint in the production test market, which is substantially larger than the engineering markets we have traditionally served.

We believe that we have significant market share by revenue in probing tools worldwide. We typically offer the widest product options and the best electrical measurement performance for most engineering test requirements.

Analytical Probes. We offer over 50 different analytical probe models for engineering and production testing. Our Infinity series probes are designed with unique probe tips derived from our proprietary lithographic manufacturing technology, enabling superior electrical contacts on aluminum and copper pads. Our QuadCard probe card is the industry’s first configurable, multi-quadrant probe adapter that employs innovative fine probe aligners permitting our customers to mount up to four probes on a single probe card. QuadCard accommodates a combination of probes such as Infinity Probes, InfinityQuad probes, ACP probes, |Z| Probes and Multi-|Z| Probes, which are configurable for mixed-signal and RF/mmW testing. While our analytical probes are used primarily for engineering testing, several of our analytical probes are also used in production testing of some high-frequency devices. We continue to add new models of analytical probes that address measurements with higher complexities and at higher frequencies up to 500 GHz. We believe we are the only company to offer a comprehensive probe repair program aimed at servicing our large installed base, and customers are able to order probes direct from the factory.

Production Probe Cards. A production probe card temporarily connects one or more die or integrated circuits (“ICs”) on a wafer under test to a high-volume production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing; thus, probe cards are a consumable in the semiconductor test process. Depending upon the test environment, production probe cards can last for several hundred thousand to roughly 1 million contact cycles. Production card sales are driven by production unit volumes and the various test steps of the ICs being produced.

Our Pyramid Probe® card product line offers high electrical speed performance and is commonly used in wireless chip applications. Factors driving wireless and radio frequency (“RF”) device probing include the growth of wireless consumer devices such as smartphones and tablets, the trend to more thoroughly test these designs at the wafer level due to increasing use of advanced packaging, and the trend to test more devices in parallel with one probe card, thus more efficiently employing the components of the test cell.

Services and Support. In addition to routine installation services at the time of sale, we offer services to enable our customers to maintain and more effectively utilize our products and to enhance our customer relationships. In addition to traditional maintenance services, our applications engineers assist our customers in test methodologies to make advanced measurements on-wafer in both the lab and in fabrication.

Customers and Geographic Information

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and probe stations for research and development and purchase, or direct their foundries to purchase, our Pyramid Probe cards to test wafers manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 25 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, host seminars on topics such as measurement techniques and make proactive service calls. This close interaction has helped us build what we believe is a consistently loyal customer base. More than 1,000 companies purchased our products in 2012.

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

In 2012, 2011 and 2010, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 29%, 32% and 26% of our total revenue in 2012, 2011 and 2010, respectively.

International sales accounted for more than 70% of our total revenue in each of 2012, 2011 and 2010. Geographic revenues are as follows:

Year Ended December 31,	2012	2011	2010
United States	29.6%	26.1%	24.6%
Asia Pacific	45.4%	47.7%	45.7%
Europe	22.8%	23.5%	26.8%
Other	2.2%	2.7%	2.9%

Long-lived assets, exclusive of long-term marketable securities and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2012	2011	2010
United States	$9,156	$11,156	$13,403
Asia Pacific	223	304	480
Europe	1,034	801	616

	$10,413	$12,261	$14,499

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

Revenue, gross profit and operating income information from continuing operations by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Year Ended December 31, 2012
Revenue	$74,368	$38,595	$—	$112,963
Gross profit	$29,391	$20,560	$—	$49,951
Gross margin	39.5%	53.3%	—	44.2%
Income (loss) from operations	$10,370	$10,158	$(12,971)	$7,557

Year Ended December 31, 2011
Revenue	$75,837	$28,773	$—	$104,610
Gross profit	$27,985	$13,431	$—	$41,416
Gross margin	36.9%	46.7%	—	39.6%
Income (loss) from operations	$11,002	$484	$(15,676)	$(4,190)

Year Ended December 31, 2010
Revenue	$65,422	$27,175	$—	$92,597
Gross profit	$23,336	$12,110	$—	$35,446
Gross margin	35.7%	44.6%	—	38.3%
Income (loss) from operations	$5,096	$(546)	$(12,658)	$(8,108)

Technology

We are a leading innovator in developing electrical measurement and production tools for on-wafer test. One of our stated growth strategies is to continue to develop next-generation technologies and to increase our value to our customers through providing Integrated Measurement Solutions. We have focused our research and development efforts on enabling our customers to take more precise electrical measurements in less time, on smaller and more densely packed devices, and with greater reliability over temperature.

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

•

Precision On-Wafer Measurements. In 1993, we were first to commercialize a shielded probe station utilizing our patented MicroChamber technology that increased thermal measurement productivity by 10 times and current measurement resolutions by 1,000 times. Many of our engineering probe stations feature MicroChamber technology, which ensure a dark, electrically noise-free measurement environment to enable low-current measurements over a wide thermal range. Our engineering probe stations also incorporate our proprietary low-noise thermal chuck technologies that increase measurement integrity and reduce the time required to take precise measurements. In 2008, we introduced our Elite 300 probe station which improved low-current and low-voltage measurements. With our acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”) in 2010, we further enhanced our technology capabilities to enable precise measurements at cryogenic temperatures and at various pressure levels.

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

Sales, Marketing, Service and Support

We sell our probe stations, analytical probes and production probe cards through a combination of manufacturers’ representatives, distributors and direct sales people. Manufacturers’ representatives are independent third parties that agree to sell our products at our prices and on terms set by us, in return for a commission based on sales. We typically use manufacturers’ representatives in areas where we believe require greater levels of customer support than we can deliver from our own sales offices and where local language capabilities offer our customers an advantage. Distributors purchase our products and resell them at prices and upon terms set by the particular distributor. We typically use distributors where local regulations or business customs require local stocking of service parts, more immediate service support or other local services. Finally, our direct sales force is made up of our salaried and commissioned employees.

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

We focus our marketing efforts on developing a deep understanding of our customers’ processes and use cases such that our products and offerings are closely aligned with the emerging needs of advanced designers and manufacturers of semiconductor devices. Additionally we focus on building awareness of our products among these customers. We market our products and capabilities by participating in trade shows, providing product and technical information in print and on our website, hosting technical and product seminars, advertising in trade publications and using direct mailings. In addition, our marketing staff performs market research and product planning. We also participate in joint sales and marketing activities with the leading complementary equipment and software suppliers to offer our customers complete test solutions. These relationships benefit us because they can lead to broader awareness and increased sales of our products.

Our products are sold generally with a 12-month warranty. Customers may purchase an extended warranty of one to five years at the time a probe station is purchased. The extended warranty starts when the 12-month warranty ends. We also offer service contracts for our products of one year or more in duration which can be purchased at any time after expiration of any warranty. We employ service engineers in each of the four regions (Americas, Pacific Rim, Japan, Europe) in which we have sales and service divisions. We also contract with independent service representatives for product service in some foreign countries. Our Applications Engineers work in close collaboration with our customers to achieve optimized use of our products in advanced applications. This collaboration serves to enhance our early comprehension of emerging needs and affects our ability to address these needs with product features.

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development (“R&D”) and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expense was $11.0 million in 2012, $11.8 million in 2011 and $11.8 million in 2010. We are currently devoting substantial resources to enhancing the functionality of our probe stations and developing new products to expand our served markets. We are also devoting substantial resources to production probe cards that address non-RF applications. Our product development is conducted against a Product Life Cycle process that requires rigor in achievement of observable milestones for phase gate exits; this process permits us to explore new product concepts quickly and to make efficient use of both R&D and marketing resources.

At December 31, 2012, we employed 54 research and development engineers. We conduct research and development for all of our product lines at our facilities in Beaverton, Oregon and Dresden, Germany.

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

Our product design and manufacturing process activities emphasize accurate electrical measurements, precise and reliable mechanical components and assemblies and compliance with industry and governmental safety requirements. We prototype and test our new standard product designs and components to ensure high electrical signal integrity, mechanical accuracy and safety. In our manufacturing operations, we perform electrical, mechanical and chemical tests and use statistical process control methods, internally-developed manufacturing information systems and inspections of purchased components and products to monitor our product quality throughout the various stages of our manufacturing process.

Competition

The markets for engineering probe stations, analytical probes and production probe cards are highly competitive. We anticipate that the markets for our products will continually evolve and be subject to rapid technological change.

Probe Stations. Our primary competitors are Vector Semiconductor Co. Ltd., Signatone Corporation, MPI Corporation, Accretech, Tokyo Electron (“TEL”), The Micromanipulator Company Inc. and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the probe station market are measurement accuracy and versatility, measurement speed, automation features, knowledge of measurement techniques, completeness of the measurement solutions, delivery time and price. We believe that we compete favorably with respect to these factors. Our primary competitor in the probes station market was SUSS Microtech AG until we acquired their test division (SUSS Test) in January 2010.

Analytical Probes. Our primary competitor in the analytical probe market is GGB Industries Inc. We believe that the primary competitive factors in this market are breadth of probe types, probe frequency and electrical signal integrity, contact integrity and the related cleaning required, knowledge of measurement techniques, calibration support, delivery time and price. We believe that we compete favorably with respect to these factors.

Production Probe Cards. Competition in the non-memory production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete in the “advanced probe card” segment with product offerings of other probe card vendors, including Feinmetall GmbH, FormFactor Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd., Micro Square Technology Inc., PHICOM Corporation, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc. and others. At least four probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd. and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of customer evaluation, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe market depend upon the type of chip being tested, but include customer service, knowledge of measurement techniques, delivery time, price, probe card lifetime, chip damage, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of cleaning required. We believe that we compete favorably in the advanced probe card segment, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test.

Intellectual Property

Our success in large part depends on our proprietary technology. We do not depend on any one individual patent, instead relying on intellectual property, including patents and trade secrets, covering electrical measurement reliability and integrity, electrical shielding and the Pyramid Probe contact structure and production process. As of December 31, 2012, we had over 190 active U.S. and foreign patents and over 90 pending applications. In addition, we regard certain of our processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

One important group of our patents claims technology relating to electrical shielding and other inventions required to measure extremely small signals on wafers. Most of these U.S. patents will expire by 2015. Another important group of our patents claims designs and construction methods for probe tips on Pyramid Probes. These patents expire beginning in 2016.

Our policy is to seek patents when we believe we can achieve a significant business advantage from inventions involving new products and improvements to existing products as part of our ongoing engineering and research and development activities. We cannot ensue that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by third parties. In addition, there can be no assurance that third parties will not design around our patents.

We also use certain patented technology of third parties in the manufacture of our products pursuant to license agreements. Pursuant to an agreement with Micronics Japan Company Ltd. and Hewlett-Packard Japan Ltd. (now Agilent Technologies), our subsidiary, Cascade Microtech Japan, Inc., and its affiliates have been granted a non-exclusive worldwide license to make, have made, use, lease, sell or otherwise transfer certain products that make use of patented technology relating to electric circuit measurement equipment. In exchange for the rights granted under the license, we pay royalties to Micronics Japan Company Ltd. and Agilent Technologies based on the number of products sold or leased. These royalties were insignificant in 2012. Our license will expire upon the expiration of the patent covering the licensed technology, which will occur in June 2013.

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

Employees

As of December 31, 2012, we had a total of 383 employees. Of these employees, 218 were located in the United States, 121 were in located in Germany, 15 were located in Singapore, 14 were located in Japan, 9 were located in Taiwan and 6 were located in other counties. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees are subject to a collective bargaining agreement. However, certain employees at our manufacturing facility near Dresden, Germany, are represented by a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform in the future. At December 31, 2012, our backlog was $28.8 million compared with $31.2 million at December 31, 2011. We typically ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly our entire December 31, 2012 backlog in 2013. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain both historical information and forward-looking statements. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking, including, among others, statements regarding:

•	industry prospects and trends;

•	our growth strategies and prospects;

•	increasing demand for smartphones, tablets, set-top boxes and automotive electronics;

•	the future capabilities, functionality and competitive advantages of our products and services;

•	our accounting and tax policies;

•	our share repurchase program;

•	our future capital requirements;

•	the comparability of our business cycles compared to the industry;

•	the significance of our probing tools market share and product offering, and the results of our electrical measurement performance;

•	the continued strength of our relationships with customers;

•	our anticipated spending on research and development;

•	the seasonal fluctuations in our business;

•	the timing of product delivery and delivery of backlog;

•	our expectations regarding sublease income;

•	our anticipated fixed asset additions in 2013; and

•	our ability to meet cash requirements;

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

•	our production capacity and availability and cost of materials, components and subassemblies;

•	our ability to deliver reliable products in a timely manner, including as a result of fluctuations in yield on some of our product lines;

•	the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of revenue and expenses related to any acquisitions of technologies, products or businesses; and

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

Our operating results and financial condition may be adversely affected by volatile economic conditions.

Though the semiconductor industry’s cycle can be independent of the general economy, global economic conditions affect demand for semiconductor products and investment. The global economy and financial markets experienced disruption in 2009 and 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability and business failures. We are unable to predict the likely duration and severity of any future disruptions in financial markets, credit availability and adverse economic conditions throughout the world or in regions or countries that affect our business. These economic developments affect businesses such as ours and those of our customers, suppliers and business partners in a number of ways that could result in unfavorable consequences to us. Disruption and deterioration in economic conditions may reduce customer purchases of our products or the viability of our business partners, which could adversely affect our operating results and business.

The cyclicality of the semiconductor industry affects our operating results, and, as a result, we may experience reduced sales or operating losses in a semiconductor industry downturn.

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

Our business is heavily dependent on the level of research and development spending of our customers, the volume of semiconductor production by semiconductor manufacturers, particularly by wireless chip manufacturers, the development of new semiconductors and semiconductor designs and the overall financial strength of our customers. These factors in turn depend upon the current and anticipated market demand for semiconductors and the products incorporating them. Semiconductor manufacturers in particular are known to sharply curtail their capital expenditures when confronted with an industry downturn. Since we sell our systems to virtually all chip segments, our revenue may be affected by any significant segment weakness. We may not achieve or maintain our current or prior levels of revenue growth. Any factor adversely affecting the semiconductor industry in general, or the particular segments, regions or major customers of the industry that our products target, will adversely affect our ability to generate revenue and could cause us to experience operating losses.

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

We must continue to invest in research and development and certain manufacturing capabilities to maintain and improve our competitive position and to meet the testing needs of our customers. Our future growth depends, in significant part, on our ability to work effectively with and anticipate the testing needs of our customers and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex chips that have smaller element sizes and at the same time are increasing in speed and functionality and becoming less expensive to produce. Our customers expect that they will be able to integrate our wafer probing products into their design and production processes as soon as they are deployed. To meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product development and introduction on a timely basis require that we:

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

The markets for our products are highly competitive, and we expect competition to continue in the future. Our existing competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. Increased competition could result in pricing pressures, reduced sales, margins or competitive position or failure to achieve or maintain widespread market acceptance for our products, any of which could prevent us from growing our business and adversely affect our operating results. Some of these competitors may use a strategy of intense discounting to help maintain, or even increase, their revenue and customer base.

Consolidation of our customer base could adversely affect our revenues and results of operations.

Customers could be purchased by other companies or simply dissolve. This may mean that fewer customers could have greater leverage to obtain price concessions, thereby reducing margins. In addition, leading-edge chip technology development in the semiconductor industry has become so expensive that our customers are often teaming up to perform the development work, effectively shrinking our customer base or slowing their purchases of engineering tools.

Some of our customers may experience adverse changes in their financial condition, resulting in decreased sales and bad debts.

Adverse economic changes globally or in a given region or country, or other events specific to our customers could lead to their insolvency or bankruptcy or otherwise negatively affect their financial condition. Any such changes could have a negative impact on our sales, make it more difficult to collect on receivables and result in bad debts.

We rely on a small number of customers for a significant portion of our revenue and to grow our business, and the deterioration or termination of any of these relationships would adversely affect our business.

Our top four customers accounted for a total of 14% and 20%, respectively, of our revenue in 2012 and 2011. Our customer base is less diversified in probes than in probe stations. Typically, our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of, or a material reduction in purchases by, any of our significant customers.

In addition, our ability to increase our revenue will depend in part upon our ability to obtain orders from new customers, Obtaining orders from new customers is difficult because semiconductor manufacturers typically select one vendor’s products for testing a particular new generation of chips. Once a manufacturer has selected a vendor, that manufacturer is more likely to continue to purchase products from that vendor for that generation of chips, as well as subsequent generations of chips. We therefore place great emphasis on relationships with our current customers because these customers are difficult to replace. In addition, we focus on leveraging our relationships with current customers to sell into additional engineering labs and production lines in the same company and similar groups in other companies. If we are unable to maintain our relationships with our existing significant customers or to obtain new customers that adopt and implement our products and technology, we will not be able to meet our revenue and growth targets, which could result in a decline in the price of our common stock.

If our relationships with our customers deteriorate, our product development activities could be harmed.

The success of our product development efforts depends in part upon our ability to anticipate market trends and to collaborate closely with our customers. Our relationships with our customers provide us with access to valuable information regarding manufacturing and process technology trends in the semiconductor industry, which enables us to better plan our product development activities. These relationships also provide us with opportunities to understand the performance and functionality requirements of our customers, which improve our ability to customize our products to fulfill their needs. If our relationships with our customers deteriorate, or if we are unable to develop similar collaborative relationships with important customers in the future, our long-term ability to produce commercially successful products could be adversely affected.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. If these suppliers are unable to provide us with these items on a timely basis, we may be unable to manufacture our products or meet our customers’ needs.

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. From time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers. In the future, one or more of our suppliers may declare bankruptcy or go out of business due to unusually weak business conditions or other factors or may otherwise be unable to adequately meet our needs, which could force us to source our products from different suppliers. The manufacture of some of the materials, components and subassemblies that we use in our products is a complex process, and in the event that we cannot obtain an adequate supply of these components it would be difficult and time-consuming to identify and qualify new suppliers. In addition, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers.

The delay in shipments from, or complete loss of, any one of these suppliers could prevent us from producing and shipping our products, resulting in delayed or lost orders for our products and damage to our customer relationships, which would harm our business and results of operations. In addition, a significant increase in the price of one or more of these materials, components or subassemblies could materially adversely affect our results of operations.

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

Reliance on suppliers and contract manufacturers raises several risks, including the possibility of defective parts, lack of availability and the possibility of increases in component costs. Manufacturing efficiencies and our profitability can be adversely affected by each of these risks. For instance, during October 2011, heavy rain in Thailand resulted in flooding at the manufacturing facility of a key supplier for one of our probing stations. If we had not been able to obtain the necessary materials and resources to build those stations at our facility in Beaverton, Oregon, our revenues and results of operations for the fourth quarter of 2011 and beyond could have been adversely impacted.

In the future we may be required to record non-cash asset impairment charges related to our leased facilities and certain long-lived assets if their fair value is reduced below their carrying value on our balance sheet.

As of December 31, 2012, we had fixed assets, goodwill and intangible assets of $11.4 million recorded on our balance sheet. We assess our goodwill annually and we test other long-lived assets when an event occurs indicating the potential for impairment. We have recorded asset impairment charges in the past, and if we record an impairment charge as a result of these analyses in the future, it could have a material adverse impact on our results of operations.

In addition, we recorded restructuring charges during 2011 in connection with excess leased facilities, net of estimated sublease income that we believe could be reasonably obtained. If the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made.

Our growth could strain our personnel and infrastructure resources, and, if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our growth has increased the complexity of our business and placed significant demands on our management, personnel, operational, financial and technical resources and on our internal control, management information and reporting systems, and any future growth will continue to do so. Our success will depend, in part, upon the ability of our senior management to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to:

•	continue to improve our operational, financial and management controls and our reporting systems and procedures;

•	manage the growth of different product lines with different cost structures; and

•	recruit, train, manage and motivate our employees to support our expanded operations.

Any inability to manage our growth effectively could adversely affect our revenue and profitability, the quality of our products and services, the timeliness and effectiveness of our product development efforts and our ability to retain key personnel. These factors could harm our business, operating results and financial condition.

We may make business acquisitions, or other investments in technologies and products, that could be unsuccessful, costly and dilute shareholder value.

Our growth strategy includes our potential acquisition of, or making investments in, complementary technologies, products or businesses. We have limited experience negotiating or completing acquisitions or investments or managing the integration of acquisitions. Accordingly, we may be unable to successfully complete or integrate any such transactions we may pursue, and our failure to do so could harm our business, operating results and financial condition. The success of any future acquisitions or investments will depend upon our ability to identify, negotiate, complete and integrate these transactions and, if necessary, to obtain satisfactory debt or equity financing to fund them. Any acquisitions or investments we undertake will involve numerous risks, which may include any of the following:

•	disruption of our ongoing business, including diversion of management’s attention during negotiation of the transaction and during post-transaction integration;

•	costs, delays and difficulties of integrating any acquired company’s operations, products, technologies and personnel into our existing operations and organization;

•	difficulties in maintaining uniform and applicable standards, controls, procedures and policies;

•	adverse impact on earnings as a result of amortizing the acquired company’s intangible assets or impairment charges related to write-downs of goodwill related to acquisition;

•	issuances of equity securities or the incurrence of debt to pay for acquisitions or investments, which may be dilutive to existing shareholders or increase our financial leverage and interest expense;

•	potential loss of customers, suppliers, partners or key employees;

•	impact on our operating results or financial condition due to the timing of the acquisition or investment or failure to meet operating expectations for acquired businesses or investments;

•	assumption of unknown liabilities of the acquired company or becoming subject to adverse tax consequences; and

•	the entry into geographic or business markets in which we have little or no prior experience.

Any acquisitions of or investments in technologies, products or businesses may not generate sufficient revenue to offset the associated costs of the acquisition or may result in other adverse effects that would harm our business, operating results and financial condition.

A reorganization could result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

Subsequent to the acquisition of SUSS Test in January 2010, we began to restructure and integrate the combined businesses, which resulted in severance charges and inventory write-offs. In the second quarter of 2010, we restructured our Sockets business in Minnesota, which resulted in severance charges, inventory write-offs and shorter useful lives of certain equipment. In the fourth quarter of 2010, in connection with our ongoing integration of the operations of SUSS Test, we announced plans to restructure and consolidate our sales organization and manufacturing operations. Manufacturing operations for most of our Systems business were consolidated at our Dresden, Germany facility and manufacturing operations for our Probes business and our corporate headquarters were consolidated at one of our Beaverton, Oregon facilities. Our sales offices in Vermont and Arizona were closed in the fourth quarter of 2010. In the third quarter of 2011, we sold our Sockets business, which resulted in a loss on disposal activities of $1.5 million.

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

Over the past three fiscal years, we have derived more than 70% of our annual revenue from sales outside the United States, primarily in Taiwan, Japan and other Asian countries and, to a lesser extent, Europe. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. In the past, the economic climate in some foreign markets, particularly in Asia, has at times quickly and dramatically changed, resulting in a negative effect on our operating results.

Currently, we maintain six international offices in Europe and Asia, and we may establish new international offices in the future. Risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas as a result of distance, language and cultural differences;

•	the possible lack of financial, social and political stability in foreign countries, preventing overseas sales growth;

•	changes in the value of foreign currencies in relation to the U.S. dollar, our reporting currency;

•	changes in domestic or foreign law or policy resulting in the need to comply with potentially burdensome government controls, regulations, tariffs, embargoes or export and import license requirements;

•	shipping delays or disruptions;

•	restrictions on foreign ownership;

•	cash held at foreign bank accounts;

•	dependence on certain third parties to increase customer acquisition and sales, including dependence on channel partners with which we may not have extensive experience;

•	reduced protection for intellectual property rights in some countries;

•

overlapping of different tax regimes, and potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of cash and the investment of funds;

•	increased financial accounting and reporting burdens and complexities;

•	Shorter payable and longer receivable cycles and potential difficulties in enforcing contracts and collecting accounts receivable;

•	differing and more burdensome labor regulations and practices, including in Europe;

•	the effects of sudden outbreaks of epidemics in Asia and other parts of the world; and

•	the effects of terrorist attacks in the U.S. or elsewhere and any related conflicts or similar events worldwide.

There have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While most of our international sales have been denominated in U.S. dollars, over 20% of our sales in 2012 were denominated in foreign currencies, In addition, most of our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries.

We may be exposed to uninsured risks if the type and amount of coverage we carry are not adequate, or if the insurance company is unable to honor claims.

We carry insurance in various types and amounts to insure against a range of business related risks. If the types of insurance or the insurance limits are not adequate to protect us against all claims, or the insurance company is not able to honor our claims, our results of operations and financial condition could be negatively affected.

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

Over half of our revenues are typically generated through independent manufacturers’ representatives and distributors, whose activities are not within our direct control. In addition, in some locations, our manufacturers’ representatives and distributors provide field service to our customers. A reduction in the sales or service efforts or financial viability of these manufacturers’ representatives or distributors, or a termination of our relationship with these representatives or distributors, would have a material adverse effect on our operating results and ability to support our customers.

Our customers’ evaluation processes can lead to lengthy sales cycles, during which we may incur significant costs that may not result in sales.

Our customers typically expend significant efforts in evaluating and qualifying our products prior to placing an order, particularly for orders of probe stations and production probe cards. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from three to 12 months and sometimes longer. During the period in which our customers are evaluating our products, we incur substantial sales, marketing, research and development expenses and expend significant management efforts. After completing this evaluation process, a potential customer may elect not to purchase our products. In addition, customer purchases are frequently subject to unplanned processing delays, particularly at our larger customers for which our products represent a very small percentage of their overall purchase activity.

Additional factors, some of which are partially or completely outside our control, that affect the length of time it takes us to complete a sale, include:

•	the efforts of our sales force;

•	the history of previous sales to the customer;

•	the timing of final customer acceptance, particularly on new or custom products;

•	the complexity of the customer’s engineering or production processes;

•	the internal technical capabilities and sophistication of the customer; and

•	the capital expenditure budgets of the customer.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty charges totaled $0.9 million, $1.1 million and $0.6 million in 2012, 2011 and 2010, respectively. We may be unsuccessful in seeking reimbursement of a portion of our warranty expense from applicable vendors arising from purchased components, which could adversely affect our operating results.

If we fail to protect our proprietary technology and rights, competitors may be able to use our technologies, which would weaken our competitive position and could reduce our sales.

Our success and competitive position depend in significant part on the technically innovative features of our products, and, if we fail to protect our proprietary rights, our competitors might gain access to our technology. Although we rely in part on patent and trademark laws and on trade secrets to protect the proprietary technology used in our products, our patents may be challenged by third parties and held invalid, and any of our pending patent applications may not be approved. Additionally, we may not be able to develop additional proprietary technology that is patentable. Policing unauthorized use of our products is difficult, and we may not be able to prevent the misappropriation and unauthorized use of our technologies. In addition, our existing and future patents may not be sufficiently broad to protect our proprietary technologies, may not provide us with competitive advantages and may be circumvented by the designs of third parties. Certain of our patents will expire in the near future and such expirations will reduce our ability to assert claims against competitors or others who use similar technology.

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

Over the past three fiscal years, we have derived more than 70% of our annual revenue from products sold to customers outside of North America. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. The manner in which we protect our proprietary rights may not be adequate in some foreign countries. Our failure to adequately protect our intellectual property in foreign countries would make it easier for competitors to copy or circumvent our product designs and sell competing products in those countries, which could adversely affect our revenue and cause us to lose customers.

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

We intend to continue to make investments in research and development in seeking to sustain and improve our competitive position and meet our customers’ needs. These investments currently include enhancing our probe stations, refining probe fabrication processes and developing higher performance probe cards and analytical probes. To maintain our competitive position, we may need to increase our research and development investment, which could reduce our profitability. In addition, we cannot assure you that we will achieve a return on these investments, nor can we assure you that these investments will improve our competitive position or meet our customers’ needs.

We are subject to significant environmental regulations, which are costly to comply with and if we fail to comply with may result in significant costs and harm our business.

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

In addition, many countries including the United States and those in the European Union and China have implemented directives that restrict the sale of new electrical and electronic equipment containing hazardous substance, require that certain metals used in products be from a conflict free source, or make producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. If it is determined that we do not comply with certain environmental or other regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage, and be required to take reserves for costs associated with compliance with these regulations

Environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to conduct due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

We are subject to income taxes in both the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and changes in tax laws. In particular, the recoverability of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

Our officers and directors and their affiliates may control the outcome of matters requiring shareholder approval.

As of December 31, 2012, our executive officers and directors and their affiliates beneficially owned greater than 35% of our outstanding shares of common stock. Consequently, these shareholders have substantial influence over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders.

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

Change in control severance agreements with certain executive officers and provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these agreements and provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions:

•	We have typically staggered our board of directors, which makes it more difficult for a group of shareholders to quickly change the composition of our board;

•

Our board of directors is authorized, without prior shareholder approval, to create and issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us or change our control;

•	Members of our board of directors can only be removed for cause;

•	The board of directors may alter our bylaws without obtaining shareholder approval;

•	Shareholders are required to provide advance notice for nominations for election to the board of directors or for proposing matters to be acted upon at a shareholder meeting; and

•	Any action that is taken by written consent of shareholders must be unanimous.

We are also subject to the provisions of the Oregon Control Share Act and the Oregon Business Combination Act, each of which may have certain anti-takeover effects.

We rely on the security and integrity of our electronic data systems and our business could be damaged by a disruption, security breach or other compromise of these systems.

We rely on electronic data systems to operate and manage our business and to process, maintain, and safeguard information, including information belonging to our customers, partners, and personnel. These systems may be subject to failures or disruptions as a result of, among other things, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, acts of terrorism or war, physical security breaches, computer viruses, or other cyber security attacks. Such system failures or disruptions could subject us to downtimes and delays, compromise or loss of sensitive or confidential information or intellectual property, destruction or corruption of data, financial losses from remedial actions, liabilities to customers or other third parties, or damage to our reputation or customer relationships. Any of the foregoing could have a material adverse effect on our business, operating results and financial condition.

Internal control deficiencies or weaknesses that are not yet identified could emerge.

Over time we may identify and correct deficiencies or weaknesses in our internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. Internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that have not been identified by us could emerge and the identification and correction of these deficiencies or weaknesses could adversely affect our operating results. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could adversely affect our business and stock price.

We may become subject to litigation that could have an adverse effect on our business.

From time to time, we may be subject to litigation or other administrative and governmental proceedings that could require significant management time and resources and cause us to incur expenses and, in the event of an adverse decision, pay damages in an amount or become subject to business limitations that could have a material adverse effect on our business, operating results and financial condition.

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

Stock Prices and Dividends

Our common stock trades under the symbol “CSCD” on the NASDAQ National Market System. The high and low sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2012 was as follows:

2012	High	Low
Quarter 1	$4.94	$3.14
Quarter 2	5.01	3.91
Quarter 3	6.02	4.21
Quarter 4	5.76	5.00

2011	High	Low
Quarter 1	$6.67	$4.10
Quarter 2	7.00	4.91
Quarter 3	6.00	3.35
Quarter 4	4.02	2.62

As of March 4, 2013, there were 60 shareholders of record and approximately 600 beneficial shareholders.

We have not declared or paid any cash dividends on our common stock in the past two years. We currently expect to retain any future earnings to fund the operation and expansion of our business, and do not currently expect to pay cash dividends in the foreseeable future.

Repurchases of Common Stock

On November 9, 2012, we announced a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. As of December 31, 2012, $1.7 million remained available under this program. There is no expiration date for this program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
October 1 to October 31	—	$—	—	—
November 1 to November 30	15,150	5.62	15,150	$2.0 million
December 1 to December 31	43,856	5.60	43,856	$1.9 million

Total	59,006	5.60	59,006	$1.7 million

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

	Base	Indexed Returns
	Period	Period Ended
Company/Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Cascade Microtech, Inc.	$100.00	$19.14	$44.95	$42.69	$33.46	$54.96
Semiconductor Peer Group	100.00	37.61	67.75	73.03	65.05	68.12
NASDAQ Composite Index	100.00	59.46	85.55	100.02	98.22	113.85

ITEM 6.	SELECTED FINANCIAL DATA

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

	For the Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Statement of Operations Data
Revenue	$112,963	$104,610	$92,597	$51,294	$72,756
Cost of sales	63,012	63,194	57,151	31,298	42,276

Gross profit	49,951	41,416	35,446	19,996	30,480
Operating expenses:
Research and development	11,017	11,807	11,815	7,667	9,109
Selling, general and administrative	31,377	33,799	31,739	20,625	27,203
Asset impairment charges	—	—	—	—	3,001

Total operating expenses	42,394	45,606	43,554	28,292	39,313

Income (loss) from operations	7,557	(4,190)	(8,108)	(8,296)	(8,833)
Other income (expense), net	(749)	572	10	394	964

Income (loss) from continuing operations before income taxes	6,808	(3,618)	(8,098)	(7,902)	(7,869)
Provision (benefit) for income taxes	709	180	36	(2,049)	1,537

Income (loss) from continuing operations	6,099	(3,798)	(8,134)	(5,853)	(9,406)
Loss from discontinued operations, net of tax	—	(2,004)	(2,205)	(1,796)	(25,171)

Net income (loss)	$6,099	$(5,802)	$(10,339)	$(7,649)	$(34,577)

Basic income (loss) per share from continuing operations	$0.43	$(0.26)	$(0.57)	$(0.44)	$(0.72)
Basic loss per share from discontinued operations	—	(0.14)	(0.15)	(0.13)	(1.93)

Basic net income (loss) per share	$0.43	$(0.40)	$(0.72)	$(0.57)	$(2.65)

Diluted income (loss) per share from continuing operations	$0.42	$(0.26)	$(0.57)	$(0.44)	$(0.72)
Diluted loss per share from discontinued operations	—	(0.14)	(0.15)	(0.13)	(1.93)

Diluted net income (loss) per share	$0.42	$(0.40)	$(0.72)	$(0.57)	$(2.65)

Shares used in basic per share calculations	14,182	14,583	14,286	13,319	13,071

Shares used in diluted per share calculations	14,390	14,583	14,286	13,319	13,071

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data
Cash and cash equivalents, short-term marketable securities and restricted cash	$24,318	$14,782	$24,445	$32,854	$32,545
Working capital	56,119	47,063	50,944	56,786	58,269
Total assets	85,280	83,064	84,545	80,944	88,456
Long-term liabilities	3,296	4,473	2,924	2,625	2,731
Shareholders’ equity	65,918	59,297	65,606	71,385	76,700

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Revenues increased to $113.0 million in 2012 compared to $104.6 million 2011 as a result of increased sales in our Probes segment. Income from continuing operations was $6.1 million in 2012 compared to a loss from continuing operations in 2011 of $3.8 million. The loss from continuing operations in 2011 included the following charges (in thousands):

Restructuring charges	$3,418
Factory moving and other project costs	1,174

$4,592

Outlook for 2013

We begin 2013 coming off a record year for Cascade Microtech. Our revenue growth during 2012 of 8% compared to 2011 was driven by demand for our Probes products. Looking forward to 2013, we expect continued growth as it appears that industry demand forecasted for our products will improve over the levels achieved in 2012.

Restructuring Charges

During 2011, we took actions to reduce our overall cost structure. We recorded restructuring charges in connection with employee severance benefits. We also recorded restructuring charges in connection with excess leased facilities, net of estimated sublease income that we believe could be reasonably obtained. If the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit will be recognized.

We had no new restructuring charges in 2012.

Discontinued Operations

On September 22, 2011, we sold substantially all of the assets and liabilities related to our Sockets operations to R&D Sockets, Inc. for $525,000 in cash and a note receivable from the buyer for $25,000, which was paid in December 2012. In connection with the transaction, the buyer assumed our obligations under the lease agreement covering administrative offices and a manufacturing facility related to our Sockets business. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
	2012	2011	2010
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales	55.8	60.4	61.7

Gross profit	44.2	39.6	38.3
Operating expenses:
Research and development	9.8	11.3	12.8
Selling, general and administrative	27.8	32.3	34.3

Total operating expenses	37.5	43.6	47.0

Income (loss) from operations	6.7	(4.0)	(8.8)
Other income (expense), net	(0.7)	0.5	—

Income (loss) from continuing operations before income taxes	6.0	(3.5)	(8.7)
Income tax expense	0.6	0.2	—

Income (loss) from continuing operations	5.4	(3.6)	(8.8)
Loss from discontinued operations, net of tax	—	(1.9)	(2.4)

Net income (loss)	5.4%	(5.5)%	(11.2)%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Year Ended December 31, 2012
Revenue	$74,368	$38,595	$—	$112,963
Gross profit	$29,391	$20,560	$—	$49,951
Gross margin	39.5%	53.3%	—	44.2%
Income (loss) from operations	$10,370	$10,158	$(12,971)	$7,557

Year Ended December 31, 2011
Revenue	$75,837	$28,773	$—	$104,610
Gross profit	$27,985	$13,431	$—	$41,416
Gross margin	36.9%	46.7%	—	39.6%
Income (loss) from operations	$11,002	$484	$(15,676)	$(4,190)

Year Ended December 31, 2010
Revenue	$65,422	$27,175	$—	$92,597
Gross profit	$23,336	$12,110	$—	$35,446
Gross margin	35.7%	44.6%	—	38.3%
Income (loss) from operations	$5,096	$(546)	$(12,658)	$(8,108)

Revenue

Revenue information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Revenue	2012	2011
Systems	$74,368	$75,837	$(1,469)	(1.9)%
Probes	38,595	28,773	9,822	34.1%

Total	$112,963	$104,610	$8,353	8.0%

	Year Ended December 31,		Dollar Change	% Change
Revenue	2011	2010
Systems	$75,837	$65,422	$10,415	15.9%
Probes	28,773	27,175	1,598	5.9%

Total	$104,610	$92,597	$12,013	13.0%

Systems

Certain financial information which contributed to the Systems revenue results was as follows:

	2012 compared to 2011	2011 compared to 2010
Percentage increase (decrease) in station unit sales	2.2%	(8.9)%
Percentage increase (decrease) in average sales price (“ASP”)	(4.8)%	27.5%

The decrease in Systems revenue in 2012 compared to 2011 was primarily due to a decrease in ASP as we sold fewer higher-end 300mm and special application systems. The decrease was partially offset by an increase in unit sales of lower priced 150mm and 200mm stations.

The increase in Systems revenue in 2011 compared to 2010 was the result of an increase in ASP, offset partially by a decrease in unit sales of more compact 150mm manual stations. ASP in 2011 compared to ASP in 2010 was positively affected by changes in sales mix, as a larger number of higher-end 300 mm and special application stations were sold relative to total unit sales.

Sales of 300mm, cryogenic and high-power systems collectively represented 23%, 27% and 21% of total Systems unit sales in 2012, 2011 and 2010, respectively.

Probes

The increase in Probes revenue in 2012 compared to 2011 was primarily the result of increased unit sales of our engineering probes and production probe cards due to an increase in market share and customer demand.

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

Cost of sales information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Cost of Sales	2012	2011
Systems	$44,977	$47,852	$(2,875)	(6.0)%
Probes	18,035	15,342	2,693	17.6%

Total	$63,012	$63,194	$(182)	(0.3)%

	Year Ended December 31,		Dollar Change	% Change
Cost of Sales	2011	2010
Systems	$47,852	$42,086	$5,766	13.7%
Probes	15,342	15,065	277	1.8%

Total	$63,194	$57,151	$6,043	10.6%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Year Ended December 31,
Gross Margins	2012	2011	2010
Systems	39.5%	36.9%	35.7%
Probes	53.3%	46.7%	44.6%
Overall	44.2%	39.6%	38.3%

Systems

The increase in Systems gross margins in 2012 compared to 2011 was primarily due to decreased factory costs following our factory consolidation and restructuring activities during the second and third quarters of 2011.

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

Probes

The increase in Probes gross margins in 2012 compared to 2011 was primarily due to higher sales volumes, which resulted in lower unallocated fixed overhead costs recorded as period expenses in cost of sales.

The increase in Probes gross margins in 2011 compared to 2010 was primarily due to decreased factory costs and higher sales volumes, which resulted in lower unallocated fixed overhead costs recorded as period expenses in cost of sales.

Overall

The overall increase in gross margins in 2012 compared to 2011 was attributable to the increase in gross margin of both operating segments.

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

Information regarding our research and development expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2012	2011
Research and development	$11,017	$11,807	$(790)	(6.7)%

	Year Ended December 31,		Dollar Change	% Change
	2011	2010
Research and development	$11,807	$11,815	$(8)	(0.1)%

The decrease in research and development expense in 2012 compared to 2011 was primarily due to decreases in employee compensation. The decrease in employee compensation was driven by decreases in headcount and stock-based compensation expense.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar	% Change
	2012	2011	Change
Selling, general and administrative	$31,377	$33,799	$(2,422)	(7.2)%

	Year Ended December 31,		Dollar	% Change
	2011	2010	Change
Selling, general and administrative	$33,799	$31,739	$2,060	6.5%

SG&A in 2011 included $3.3 million of restructuring charges compared to none in 2012. Partially offsetting the decline in restructuring charges were an increase in external sales commissions of $0.4 million, an increase in employee incentive compensation costs of $0.3 million and increase in charges to the allowance for doubtful accounts of $0.2 million.

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

Other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest income, net	$52	$92	$70
Foreign currency gains (losses)	(950)	595	(26)
Gains (losses) on foreign currency forward contracts	166	(144)	(73)
Other	(17)	29	39

	$(749)	$572	$10

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax provision related to continuing operations	$709	$180	$36
Income tax provision as a percentage of income (loss) from continuing operations	10.4%	5.0%	0.4%

Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves.

Our 2012 income tax provision primarily represents the estimated current tax expense on income in foreign tax jurisdictions, offset by a deferred tax benefit related to reserves and allowances in foreign jurisdictions.

Our 2011 income tax provision primarily represents the estimated current tax expense on income in foreign tax jurisdictions, offset by a decrease in unrecognized tax benefits related to a prior year tax position.

Our 2010 income tax provision included tax expense due to taxable income in foreign tax jurisdictions, offset by a net benefit in Germany that primarily related to the release of the valuation allowance against deferred tax assets due to the acquisition of SUSS Test in January 2010.

Liquidity and Capital Resources

Net cash provided by operating activities in 2012 was $10.6 million and primarily consisted of our net income of $6.1 million, net non-cash expenses of $6.0 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $2.8 million to $21.1 million at December 31, 2012, compared to $23.9 million at December 31, 2011. The decrease in accounts receivable was primarily due to improved collections of customer receivables.

Inventories increased by $0.7 million to $24.3 million at December 31, 2012, compared to $23.6 million at December 31, 2011. The increase in inventory was primarily due to increased purchases of raw materials and build-up of finished goods in preparation for orders expected to ship during the first half of 2013. This increase was partially offset by inventory charges of $1.4 million in 2012 for excess and obsolete inventory. If our actual results are significantly different than our current expectations for 2013, we may incur additional charges to write down inventory in future periods.

Prepaid expenses and other assets decreased by $1.6 million to $2.5 million at December 31, 2012, compared to $4.1 million at December 31, 2011 primarily due to collection of value added tax (“VAT”) receivables.

Deferred revenue decreased by $1.8 million to $3.9 million at December 31, 2012, compared to $5.7 million at December 31, 2011, primarily due to a decrease in customer deposits.

Accrued liabilities decreased by $1.1 million to $6.6 million at December 31, 2012, compared to $7.7 million at December 31, 2011, primarily due to decreases in accrued income taxes, sales taxes and VAT.

Other long-term liabilities decreased by $1.3 million to $2.9 million at December 31, 2012, compared to $4.2 million at December 31, 2011, primarily due to the decrease in accrued lease abandonment costs.

Fixed asset purchases of $1.8 million in 2012 primarily related to production-related equipment. We anticipate fixed asset additions for 2013 to be approximately $3.6 million, primarily for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment.

In February 2012, our board of directors authorized a stock repurchase program under which up to $1.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions during the period through June 30, 2012. Pursuant to this plan, a total of 214,087 shares were repurchased at an average price of $4.67 per share, for a total purchase price of $1.0 million.

In November 2012, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. Through December 31, 2012, a total of 59,006 shares were repurchased at an average price of $5.60 per share, for a total purchase price of $0.3 million. As of December 31, 2012, $1.7 million remained available for repurchases. This plan does not have an expiration date.

Changes in our assets and liabilities as presented on our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated for our Consolidated Balance Sheets due to the effects of fluctuating foreign exchange rates.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $23.2 million at December 31, 2012. Cash, cash equivalents and marketable securities at December 31, 2012 includes earnings of $4.5 million at foreign subsidiaries that is permanently reinvested.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities or may result in the issuance by us of debt or equity securities. Issuances of debt securities would increase our leverage and interest exposure; issuances of equity securities could dilute the ownership interest of equity shareholders.

Seasonality

Typically, our first quarter revenues are lower than our revenues from the preceding fourth quarter. In addition, as is typical in our industry, we recognize a large percentage of our quarterly revenue in the last month of the quarter. However, our seasonality can be affected by general economic trends and it should not be expected that historical revenue patterns will continue.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2012 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2013	2014 and 2015	2016 and 2017	2018 and beyond
Operating leases	$9,132	$3,340	$5,106	$686	$
Purchase order commitments (1)	4,424	4,422	2	—		—
Forward contracts	2,836	2,836	—	—		—

	$16,392	$10,598	$5,108	$686		$—

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Valuation of Excess and Obsolete Inventory

We regularly analyze the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Inventories are stated at the lower of standard cost (which approximates cost, computed on a first-in, first-out basis) or market and include materials, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Because of the long-lived nature of many of our products, we maintain a supply of parts for use in future repairs and customer field service. As these service parts become older, we apply a higher write-down against the recorded balance, recognizing that the older the part, the less likely it will be used. If circumstances related to our inventories change, our estimates of the value of inventory could materially change. Inventory reserve charges are recorded quarterly as a component of cost of sales and create a new cost basis for the inventory.

Goodwill Impairment

Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. We first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Goodwill of $1.0 million at December 31, 2012 and 2011 relates to our acquisition of SUSS Test in January 2010. This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our goodwill assessment performed in the fourth quarter of 2012, 2011 and 2010 did not indicate impairment of goodwill.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including our intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. During 2010, we recorded $0.2 million of write-downs to property and equipment in connection with our restructuring activities. See Note 17 of Notes to Consolidated Financial Statements. We did not record any impairment charges for long-lived assets during 2012 or 2011.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the estimated future benefit of research and development tax credits, foreign tax credits, net operating loss (“NOL”) carryforwards and certain temporary differences. A valuation allowance is recorded when management cannot reach the conclusion that it is more likely than not that the deferred tax assets will be realized.

In 2012, we decreased our valuation allowance by $1.9 million related to decreases in deferred tax assets, primarily the utilization of NOL carryforwards. In 2011, we increased our valuation allowance by $2.5 million related to increases in deferred tax assets. In 2010, we increased our valuation allowance by $1.9 million, which included increases for changes in our net deferred tax assets during

2010, partially offset by a $0.4 million reduction of our valuation allowance on certain deferred tax assets in Germany in connection with our acquisition of SUSS Test in January 2010. The valuation allowance totaled $9.8 million and $11.7 million, respectively, at December 31, 2012 and 2011. At December 31, 2012, we had net deferred tax assets on our balance sheet totaling $0.6 million, primarily related to foreign jurisdictions. We may record additional valuation allowances in the future.

Our gross federal NOL carryforward, before valuation allowance, totaled $10.2 million and $16.6 million, respectively, at December 31, 2012 and 2011.

Uncertainty in Income Taxes

We recognize the benefits of tax return positions in our financial statements if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our financial statements. At December 31, 2012, we had total unrecognized tax benefits of $0.2 million. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

Foreign Currency Exchange Risk

We sometimes attempt to mitigate our currency exposures for recorded transactions by using forward currency exchange contracts. The purpose of these contracts is to reduce the risk that our earnings and future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables. As of December 31, 2012, we had forward contracts outstanding for Japanese yen and euro totaling approximately $2.8 million, which mature through June 2013.

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

As of December 31, 2012, we held cash and cash equivalents, marketable securities and restricted cash and cash equivalents of $24.3 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our marketable securities and cash equivalents, a decline in interest rates would not materially affect the fair value of our marketable securities or cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by Item 8 begin on page F-1 of this Annual Report on Form 10-K. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2012 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Revenue	$27,543	$27,638	$27,414	$30,368
Gross profit	11,951	12,741	12,204	13,055
Income from continuing operations	740	2,173	1,496	1,690
Net income	740	2,173	1,496	1,690
Basic net income per share(1)	0.05	0.15	0.11	0.12
Diluted net income per share(1)	0.05	0.15	0.10	0.12
2011
Revenue	$27,013	$26,549	$23,750	$27,298
Gross profit	10,795	10,110	8,808	11,703
Income (loss) from continuing operations(2)	216	(1,907)	(3,551)	1,444
Loss from discontinued operations	(110)	(117)	(1,777)	—
Net income (loss)(2)	106	(2,024)	(5,328)	1,444
Basic net income (loss) per share(1)	0.01	(0.14)	(0.36)	0.10
Diluted net income (loss) per share(1)	0.01	(0.14)	(0.36)	0.10

(1)	Quarterly per share amounts may not add to yearly totals due to rounding.
(2)	Includes restructuring charges (benefit) totaling $(0.1) million, $1.4 million and $2.1 million in the first, second and third quarter of 2011, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

None.

PART III

We have incorporated by reference into Part III the information that will appear in our definitive proxy statement for our 2013 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2012 pursuant to Regulation 14A.

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

The information required by this item is included under “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under “Ratification of Appointment of Independent Registered Public Accountants” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

2.1	Asset Purchase Agreement dated as of September 22, 2011 by and among Cascade Microtech, Inc., Gryphics, Inc., R&D Sockets, Inc. and R&D Circuits Holdings LLC*. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.

3.2	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

3.3	First Amendment to Second Amended and Restated Bylaws of Cascade Microtech, Inc. dated November 16, 2007. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 21, 2007.

4.1	Reference is made to Exhibit 3.1.

10.1*	Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on October 2, 2000.

10.2*	Cascade Microtech, Inc. 1993 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on October 2, 2000.

10.3*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on May 20, 2009.

10.4*	Cascade Microtech, Inc. Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2009.

10.5*	Cascade Microtech, Inc. 2010 Stock Incentive Plan. Incorporated by Reference Appendix A to our Definitive Proxy Materials for our 2010 annual meeting filed on April 6, 2010.

10.6*	Cascade Microtech, Inc. 2011 Employee Incentive Plan. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2011 and filed August 10, 2011.

10.7*	Executive Employment Agreement between Cascade Microtech, Inc. and Michael D. Burger. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 21, 2010.

10.8*	Amendment No. 1 to Executive Employment Agreement between Cascade Microtech, Inc. and Michael D. Burger dated August 9, 2012.

Exhibit No.	Description

10.9*	Form of Amended and Restated Change in Control Severance Agreement for executive officers dated August 29, 2012.

10.10	Lease Agreements I and II between Amberjack, Ltd. And Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1.

10.11	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.12	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.13	Assignment, Assumption and Amendment of Lease dated as of September 22, 2011 by and among Cascade Microtech, Inc. and R&D Sockets, Inc. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

10.14	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2011 and filed August 10, 2011.

10.15	Sale and Purchase Agreement dated as of January 27, 2010 by and among Cascade Microtech, Inc., Cascade Microtech KK, SUSS MicroTec AG, SUSS MicroTec KK, and SUSS MicroTec Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 28, 2010.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management or compensatory arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2013:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 4, 2013.

SIGNATURE	TITLE

/S/ MICHAEL D. BURGER Michael D. Burger	Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ JEFF KILLIAN Jeff Killian	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Dr. F. PAUL CARLSON Dr. F. Paul Carlson	Chairman of the Board

/s/ Dr. JOHN Y. CHEN Dr. John Y. Chen	Director

/S/ J.D. DELAFIELD J.D. Delafield	Director

/S/ RAYMOND A. LINK Raymond A. Link	Director

/s/ Dr. WILLIAM R. SPIVEY Dr. William R. Spivey	Director

/S/ ERIC W. STRID Eric W. Strid	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc, and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc, and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Portland, Oregon

March 4, 2013

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$17,927	$10,656
Short-term marketable securities	5,322	2,656
Restricted cash	1,069	1,470
Accounts receivable, net of allowances of $345 and $266	21,087	23,882
Inventories	24,277	23,607
Prepaid expenses and other	2,503	4,086

Total Current Assets	72,185	66,357
Long-term marketable securities	—	1,834
Fixed assets, net of accumulated depreciation of $24,575 and $21,757	8,271	9,003
Goodwill	990	971
Purchased intangible assets, net of accumulated amortization of $3,986 and $3,267	1,610	2,329
Other assets, net of accumulated amortization of $4,064 and $3,703	2,224	2,570

Total Assets	$85,280	$83,064

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,900	$6,033
Deferred revenue	3,526	5,516
Accrued liabilities	6,640	7,745

Total Current Liabilities	16,066	19,294
Deferred revenue	356	228
Other long-term liabilities	2,940	4,245

Total Liabilities	19,362	23,767
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,199 and 14,165	142	142
Additional paid-in capital	90,897	90,711
Accumulated other comprehensive loss	(716)	(1,052)
Accumulated deficit	(24,405)	(30,504)

Total Shareholders’ Equity	65,918	59,297

Total Liabilities and Shareholders’ Equity	$85,280	$83,064

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Revenue	$112,963	$104,610	$92,597
Cost of sales	63,012	63,194	57,151

Gross profit	49,951	41,416	35,446
Operating expenses:
Research and development	11,017	11,807	11,815
Selling, general and administrative	31,377	33,799	31,739

Total operating expenses	42,394	45,606	43,554

Income (loss) from operations	7,557	(4,190)	(8,108)
Other income (expense):
Interest income, net	52	92	70
Other, net	(801)	480	(60)

Total other income (expense), net	(749)	572	10

Income (loss) from continuing operations before income taxes	6,808	(3,618)	(8,098)
Income tax expense	709	180	36

Income (loss) from continuing operations	6,099	(3,798)	(8,134)
Loss from discontinued operations, net of tax	—	(2,004)	(2,205)

Net income (loss)	$6,099	$(5,802)	$(10,339)

Basic income (loss) per share from continuing operations	$0.43	$(0.26)	$(0.57)
Basic loss per share from discontinued operations	—	(0.14)	(0.15)

Basic net income (loss) per share	$0.43	$(0.40)	$(0.72)

Diluted income (loss) per share from continuing operations	$0.42	$(0.26)	$(0.57)
Diluted loss per share from discontinued operations	—	(0.14)	(0.15)

Diluted net income (loss) per share	$0.42	$(0.40)	$(0.72)

Shares used in per share calculations:
Basic	14,182	14,583	14,286

Diluted	14,390	14,583	14,286

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Net income (loss)	$6,099	$(5,802)	$(10,339)
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments	(11)	13	(29)
Change in cumulative translation adjustment	347	(261)	(804)

	336	(248)	(833)

Comprehensive income (loss)	$6,435	$(6,050)	$(11,172)

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Shareholders’ Equity for The Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2009	13,459	$135	$85,584	$29	$(14,363)	$71,385
Common stock issued pursuant to stock plans	293	3	499	—	—	502
Value of vested restricted stock withheld for tax liability	—	—	(165)	—	—	(165)
Stock-based compensation	—	—	1,879	—	—	1,879
Foreign currency translation	—	—	—	(804)	—	(804)
Common stock issued for acquisition	748	7	3,170	—	—	3,177
Unrealized holding loss on investments	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(10,339)	(10,339)

Balance at December 31, 2010	14,500	145	90,967	(804)	(24,702)	65,606
Common stock issued pursuant to stock plans	379	4	397	—	—	401
Common stock repurchased	(714)	(7)	(2,007)	—	—	(2,014)
Value of vested restricted stock withheld for tax liability	—	—	(574)	—	—	(574)
Stock-based compensation	—	—	1,928	—	—	1,928
Foreign currency translation	—	—	—	(261)	—	(261)
Unrealized holding gain on investments	—	—	—	13	—	13
Net loss	—	—	—	—	(5,802)	(5,802)

Balance at December 31, 2011	14,165	142	90,711	(1,052)	(30,504)	59,297
Common stock issued pursuant to stock plans	307	3	395	—	—	398
Common stock repurchased	(273)	(3)	(1,329)	—	—	(1,332)
Value of vested restricted stock withheld for tax liability	—	—	(339)	—	—	(339)
Stock-based compensation	—	—	1,459	—	—	1,459
Foreign currency translation	—	—	—	347	—	347
Unrealized holding loss on investments	—	—	—	(11)	—	(11)
Net income	—	—	—	—	6,099	6,099

Balance at December 31, 2012	14,199	$142	$90,897	$(716)	$(24,405)	$65,918

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,099	$(5,802)	$(10,339)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	4,629	4,559	4,372
Depreciation and amortization within discontinued operations	—	277	516
Stock-based compensation	1,459	1,853	1,837
Stock-based compensation within discontinued operations	—	75	42
Loss on write-down or disposal of long-lived assets	4	31	183
Loss on write-down of contingent consideration held in escrow	—	—	115
Loss from disposal activities within discontinued operations	—	1,509	—
Deferred income taxes	(113)	191	(1,410)
(Increase) decrease, net of the effect of acquisitions, in:
Accounts receivable, net	2,804	(4,655)	(6,758)
Inventories	(1,493)	(3,857)	3,833
Prepaid expenses and other	1,677	(2,021)	1,730
Increase (decrease), net of effect of acquisitions, in:
Accounts payable	(177)	(218)	1,673
Deferred revenue	(1,867)	2,296	1,184
Accrued and other long-term liabilities	(2,434)	3,172	2,194

Net cash provided by (used in) operating activities	10,588	(2,590)	(828)
Cash flows from investing activities:
Purchase of marketable securities	(9,145)	(7,604)	(1,797)
Proceeds from sale of marketable securities	8,302	3,997	15,031
(Increase) decrease in restricted cash	425	241	(1,732)
Purchase of fixed assets	(1,767)	(3,657)	(1,481)
Proceeds from sale of fixed assets and assets held for sale	—	120	—
Cash received from disposition of assets within discontinued operations	25	525	—
Cash paid for acquisitions, net of cash acquired	—	—	(7,052)

Net cash provided by (used in) investing activities	(2,160)	(6,378)	2,969
Cash flows from financing activities:
Principal payments on capital lease obligations	(16)	(13)	(9)
Withholding taxes paid on net settlement of vested restricted stock units	(339)	(574)	(165)
Proceeds from issuances of common stock	398	401	502
Cash paid for repurchase of common stock	(1,332)	(2,014)	—

Net cash provided by (used in) financing activities	(1,289)	(2,200)	328
Effect of exchange rate changes on cash and cash equivalents	132	(47)	(69)

Increase (decrease) in cash and cash equivalents	7,271	(11,215)	2,400
Cash and cash equivalents:
Beginning of year	10,656	21,871	19,471

End of year	$17,927	$10,656	$21,871

Supplemental disclosure of cash flow information:
Cash paid (refunds received) for income taxes, net	$1,552	$(694)	$(1,478)
Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisition	$—	$—	$3,177
Fair value of assets acquired from acquisition	—	—	21,029
Liabilities assumed from acquisition	—	—	5,406
Fair value of note receivable received from disposition	—	25	—
Transfer of inventory to fixed assets	1,038	—	—

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

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the periods presented. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, warranty liabilities, deferred tax asset valuation allowance, unrecognized tax benefits, stock-based compensation, lease abandonment costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits. Included in cash and cash equivalents were cash equivalents of $8.8 million and $2.6 million at December 31, 2012 and 2011, respectively, which consisted of money market funds, and are stated at cost, which approximates market value.

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

Charges (credits) to the allowance for doubtful accounts totaled $0.1 million, $(0.1) million and $(0.1) million, respectively, in 2012, 2011 and 2010. Bad debt recoveries were $101,000 in 2012, $56,000 in 2011 and $242,000 in 2010. The allowance for doubtful accounts totaled $0.3 million at both December 31, 2012 and 2011.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Inventory reserve charges totaled $1.4 million, $1.1 million and $1.7 million, respectively, in 2012, 2011 and 2010. Inventory reserve charges are recorded quarterly as a component of cost of sales and establish a new cost basis for the inventory.

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter. Fixed assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest during 2012, 2011 or 2010.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. We first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Goodwill of $1.0 million at December 31, 2012 and 2011 relates to our acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”) in January 2010. See Notes 3 and 8. This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our assessments performed in the fourth quarters of 2012, 2011 and 2010 did not indicate any impairment of goodwill.

Purchased Intangible Assets

Purchased intangible assets include various intangible assets acquired through business acquisitions. These assets are amortized using the straight-line method over their estimated useful lives of one to ten years. Purchased intangible assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Other Assets

Other long-term assets at December 31, 2012 and 2011 included $0.6 million and $0.9 million, respectively, of internally developed patents, net. These assets are amortized using the straight-line method over estimated useful lives of one to eight years and have no significant residual value. Patent amortization totaled $0.4 million, $0.5 million and $0.4 million, respectively, in 2012, 2011 and 2010 and was included as a component of Selling, general and administrative expense. Patents are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

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

In 2010, we recorded a $0.2 million charge for the write-down of certain equipment in connection with our restructuring activities. See Note 17. We did not record any impairment charges related to long-lived assets during 2012 or 2011.

Revenue Recognition

Revenue from product sales to customers and distributors that do not have special acceptance criteria is recognized when a written purchase order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, we ship our products with origin terms. For any shipments with destination terms, we defer revenue until delivery to the customer. Revenue from customers who have special acceptance criteria beyond our standard terms and conditions is not recognized until all acceptance criteria are satisfied. Revenue for installation services, consisting of assembly and testing, is recognized when the services are performed.

We sell our products to end-users through a combination of manufacturers’ representatives, distributors and direct sales people:

•

manufacturers’ representatives are independent companies that agree to sell our products at our prices and on our terms and they are paid a commission based on a percentage of their sales of our products;

•	distributors purchase our products directly from us and pay us directly according to our standard terms and conditions; they then resell the products to end users at prices and terms set by them; and

•	the direct sales force consists of our salaried and commissioned employees.

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

Significant Customers

No customer in 2012, 2011 or 2010 accounted for 10% or more of our total revenues. At December 31, 2012 and 2011, no customers represented 10% or more of our gross accounts receivable balance.

Product Warranty

We estimate a liability for costs to repair or replace products under warranty for periods ranging from 90 days to one year when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical product repair costs. The liability for product warranties is included in Accrued liabilities on our Consolidated Balance Sheets. Product warranty activity was as follows (in thousands):

Warranty accrual, December 31, 2009	$277
Reductions for warranty charges	(634)
Additions to warranty reserve	1,058

Warranty accrual, December 31, 2010	701
Reductions for warranty charges	(1,123)
Additions to warranty reserve	1,151

Warranty accrual, December 31, 2011	729
Reductions for warranty charges	(888)
Additions to warranty reserve	875

Warranty accrual, December 31, 2012	$716

Additions to the warranty reserve in 2010 included accrued warranty costs of $0.5 million assumed with the acquisition of SUSS Test as discussed in Note 3.

Advertising

Advertising costs, which are included as a component of Selling, general and administrative expense, are expensed as incurred and have been insignificant.

Research and Development

Research and development costs are expensed as incurred.

Legal Costs

We are a party to legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees, and potential settlement claims related to various legal proceedings that are estimable and probable. If not estimable and probable, legal costs are expensed as incurred as a component of Selling, general and administrative expense.

Forward Exchange Contracts

At times, we enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations on purchases and sales denominated in either the euro or Japanese yen. These foreign exchange contracts are not considered hedges and, as such, are recorded at fair value on the balance sheet with any changes in fair value included as Other income

(expense), net on our Consolidated Statements of Operations. At December 31, 2012 and 2011, we had $2.8 million and $1.0 million, respectively, of forward exchange contracts outstanding. The unrealized gain (loss) on contracts outstanding at December 31, 2012 and 2011 was $153,000 and $7,000, respectively.

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

We recognize the benefits of tax return positions if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred.

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

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

	Year Ended December 31,
	2012	2011	2010
Shares used to calculate basic net income (loss) per share	14,182	14,583	14,286
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	208	—	—

Shares used to calculate diluted net income (loss) per share	14,390	14,583	14,286

Securities not considered as they would have been antidilutive	1,271	1,458	1,585

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

ASU 2013-02

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.

NOTE 3. ACQUISITIONS

On January 27, 2010, we acquired the assets of SUSS Test, a wholly-owned subsidiary of SUSS MicroTec AG, for $15.6 million including 747,530 shares of our common stock valued at $3.2 million. SUSS Test was a long-time competitor in the market for engineering probe stations. The purchase price included intangible assets valued at $2.2 million and goodwill valued at $1.0 million. The overall weighted-average amortization period for the purchased intangible assets as of the date of acquisition was 7.8 years. Goodwill is not amortized, but is periodically evaluated for potential impairment, and none of the goodwill is deductible for income tax purposes. The operations of SUSS Test are included in our Systems segment. Due to restructuring and integration of the combined businesses, factories and product lines since the date of acquisition, it is impractical to determine the revenue and net income or loss related to the results of operations of SUSS Test for 2012, 2011 and 2010. Pro forma results of operations were not required as the acquisition was not significant.

NOTE 4. MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

December 31,	2012	2011
Fair value:
Corporate obligations	$3,818	$1,651
Corporate equities	2	11
U.S. treasury and agency securities	1,502	2,828

	$5,322	$4,490

Cost:
Corporate obligations	$3,817	$1,649
Corporate equities	2	11
U.S. treasury and agency securities	1,501	2,817

	$5,320	$4,477

Fair value by maturity:
Within one year	$5,320	$2,645
One to two years	—	1,834
Corporate equities	2	11

	$5,322	$4,490

Gross unrealized holding gains:
Corporate obligations	$1	$2
U.S. treasury and agency securities	1	11

	$2	$13

Gross unrealized holding losses:
Corporate obligations	$—	$—
U.S. treasury and agency securities	—	—

	$—	$—

Realized gains and losses on marketable securities were immaterial during 2012, 2011 and 2010.

NOTE 5. FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets that are reported at fair value on a recurring basis are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$3,818	Level 2	$1,651	Level 2
Marketable securities – corporate equities	$2	Level 1	$11	Level 1
Marketable securities – U.S. treasury and agency securities	$1,502	Level 2	$2,828	Level 2
Forward sale contracts for Japanese yen	$1,385	Level 2	$1,028	Level 2
Forward purchase contracts for euro	$1,451	Level 2	$—	Level 2

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

No changes were made to our valuation techniques during 2012.

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

December 31,	2012	2011
Raw materials	$14,783	$14,827
Work-in-process	2,684	3,034
Finished goods	6,810	5,746

	$24,277	$23,607

NOTE 7. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

December 31,	2012	2011
Equipment	$24,055	$22,589
Leasehold improvements	8,164	8,033
Construction in progress	627	138

	32,846	30,760
Less accumulated depreciation	(24,575)	(21,757)

	$8,271	$9,003

Depreciation expense was $3.5 million, $3.6 million and $3.7 million, respectively, in 2012, 2011 and 2010.

NOTE 8. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The change in goodwill was as follows (in thousands):

Year Ended December 31,	2012	2011	2010
Balance, beginning of period	$971	$985	$—
Acquisition of SUSS Test	—	—	1,058
Effect of exchange rate changes	19	(14)	(73)

Balance, end of period	$990	$971	$985

Purchased Intangible Assets

Purchased intangible assets, net, included the following (in thousands):

December 31,	2012	2011
Customer relationships	$3,265	$3,265
Other	2,331	2,331

	5,596	5,596
Less accumulated amortization	(3,986)	(3,267)

	$1,610	$2,329

Purchased intangible asset amortization totaled $0.7 million, $0.8 million and $0.8 million, respectively, in 2012, 2011 and 2010 and was included as a component of Selling, general and administrative expense.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

2013	$572
2014	378
2015	288
2016	88
2017	69
Thereafter	215

$1,610

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

December 31,	2012	2011
Accrued compensation and benefits	$2,750	$2,378
Accrued sales taxes and VAT	540	1,285
Accrued income taxes	260	907
Accrued warranty	716	729
Accrued commissions	374	433
Accrued restructuring costs	1,144	1,112
Other	856	901

	$6,640	$7,745

NOTE 10. INCOME TAXES

Domestic and foreign pre-tax income (loss) from continuing operations was as follows (in thousands):

Year Ended December 31,	2012	2011	2010
Domestic	$4,933	$(5,006)	$(9,011)
Foreign	1,875	1,388	913

	$6,808	$(3,618)	$(8,098)

The income tax expense from continuing operations consisted of the following (in thousands):

Year Ended December 31,	2012	2011	2010
Current:
Federal	$13	$(129)	$—
State	32	12	43
Foreign	752	(5)	1,521

Total current	797	(122)	1,564
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(88)	302	(1,528)

Total deferred	(88)	302	(1,528)

Income tax expense	$709	$180	$36

The income tax provision varies from the amounts computed by applying the Federal statutory rate of 34% to income (loss) before income taxes as follows (in thousands):

Year Ended December 31,	2012	2011	2010
Federal income tax benefit computed at statutory rates	$2,281	$(1,859)	$(3,517)
Difference in foreign tax rate	(141)	(38)	(34)
State income taxes, net of federal benefit	27	(31)	(36)
Stock-based compensation	96	71	99
Tax credits (R&D and foreign tax credit)	(80)	(285)	(211)
Expiration of tax credits	200	580	324
Change in valuation allowance	(1,877)	2,471	1,917
Tax exempt interest income	—	—	(11)
Unrecognized tax benefits	9	(136)	163
AMT credit	—	—	65
Foreign earnings not permanently reinvested	(58)	10	822
Other	252	(603)	455

Provision for income taxes	$709	$180	$36

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

December 31,	2012	2011
Current deferred tax assets:
Reserves and allowances	$514	$355
Inventory	1,106	1,070
Accrued vacation	97	95
Other current deferred tax assets	286	205

Gross current deferred tax assets	2,003	1,725
Valuation allowance	(1,724)	(1,700)

Net current deferred tax assets	279	25

Current deferred tax liabilities:
Unrealized gain on forward contracts	(60)	(10)

Current deferred tax assets, net	219	15

Non-current deferred tax assets:
Reserves and allowances	169	143
Federal and state net operating loss (“NOL”) carryforwards	3,540	5,789
Federal and state tax credits	2,692	2,816
Stock-based compensation	1,108	1,128
Other non-current deferred tax assets	2,176	2,629

Gross non-current deferred tax assets	9,685	12,505
Valuation allowance	(8,090)	(9,991)

Net non-current deferred tax assets	1,595	2,514

Non-current deferred tax liabilities:
Patents	(223)	(369)
Foreign earnings	(772)	(831)
Other non-current deferred tax liabilities	(204)	(833)

Total non-current deferred tax liabilities	(1,199)	(2,033)

Non-current deferred tax assets, net	396	481

Net total deferred tax assets	$615	$496

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

The net increase (decrease) in the total valuation allowance was $(1.9) million, $2.5 million and $1.9 million, respectively, in 2012, 2011 and 2010. The valuation allowance as of December 31, 2012 and 2011 was $9.8 million and $11.7 million, respectively. The decrease in valuation allowance in 2012 was primarily related to utilization of NOL carryforwards. The increases in our valuation allowance in 2011 and 2010 were primarily related to increases in NOL carryforwards.

Net deferred tax assets of $0.6 million at December 31, 2012 primarily related to temporary differences in our foreign subsidiaries. Net current deferred tax assets are included as a component of Prepaid expenses and other and net non-current deferred tax assets are included as a component of Other assets, net on our Consolidated Balance Sheets.

In 2012, 2011 and 2010, there was no income tax benefit for employee stock option transactions.

We had tax credit carryforwards as of December 31, 2012 as follows:

	Amount	Expiration Date
Federal and state research and experimentation credit carryforwards	$3.2 million	2013-2032
Federal NOL carryforwards	10.2 million	2013-2032
State NOL carryforwards	7.0 million	2015-2027

A reconciliation of unrecognized tax benefits was as follows (in thousands):

Balance, December 31, 2009	$135
Increases due to tax positions taken during the current year	145
Decreases due to tax positions taken during a prior year	(3)

Balance, December 31, 2010	277
Increases due to tax positions taken during the current year	—
Decreases due to tax positions taken during a prior year	(136)

Balance, December 31, 2011	141
Increases due to tax positions taken during the current year	—
Increases due to tax positions taken during a prior year	9

Balance, December 31, 2012	$150

All of the unrecognized tax benefits at December 31, 2012 would have an impact on the effective tax rate if recognized. The $9,000 increase in unrecognized tax benefits in 2012 was related to remeasurement of unrecognized tax benefits recorded in a foreign currency. The $136,000 decrease in unrecognized tax benefits in 2011 was related to a statute of limitation in a foreign jurisdiction that expired. Interest and penalties in 2012, 2011 and 2010 were insignificant. Interest and penalties accrued on unrecognized tax benefits as of December 31, 2012 were also insignificant.

The tax years that remained open to examination in our major taxing jurisdictions as of December 31, 2012 were as follows:

Jurisdiction	Open Tax Years
U.S.	2008-2012
Japan	2006-2012
United Kingdom	2010-2012
Taiwan	2011-2012
China	2011-2012
Germany	2011-2012

We provided for deferred taxes on a portion of the non-repatriated earnings of our subsidiary in Japan as of December 31, 2012. We did not provide for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $1.9 million. The determination of the amount of unrecognized deferred U.S. income tax liability and foreign tax credit, if any, is not practicable to calculate.

NOTE 11. OTHER, NET

Other income (expense), net consisted of the following (in thousands):

Year ended December 31,	2012	2011	2010
Interest income, net	$52	$92	$70
Foreign currency gains (losses)	(950)	595	(26)
Gains (losses) on foreign currency forward contracts	166	(144)	(73)
Other	(17)	29	39

	$(749)	$572	$10

NOTE 12. STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2012	2011	2010
Weighted average grant-date per share fair value of stock options granted	$2.56	$2.18	$2.42
Total intrinsic value of stock options exercised	4	18	23
Fair value of restricted shares vested	1,236	1,737	777

Our stock-based compensation was included in our Consolidated Statements of Operations as follows (in thousands):

Year Ended December 31,	2012	2011	2010
Cost of sales	$165	$194	$204
Research and development	242	406	318
Selling, general and administrative	1,052	1,253	1,315
Discontinued operations	—	75	42

	$1,459	$1,928	$1,879

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted-average assumptions:

Year Ended December 31,	2012	2011	2010
Stock Option Plan
Risk-free interest rate	0.8% - 1.2%	1.5% - 2.7%	1.9% - 2.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	58.2% - 59.4%	58.4% - 60.2%	60.2% - 62.0%

Employee Stock Purchase Plan
Risk-free interest rate	0.1% - 0.2%	0.1%	0.2% - 0.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months
Expected volatility	40.1% - 54.3%	40.1% - 51.9%	49.3% - 53.2%

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

Stock Incentive Plans

Our stock incentive plans include our 1993 Stock Incentive Plan (the “1993 Plan”), our 2000 Stock Incentive Plan (the “2000 Plan”) and our 2010 Stock Incentive Plan (the “2010 Plan”) (together, the “Plans”) and provide for the granting of incentive stock options, nonqualified stock options and restricted stock units (“RSUs”). Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is ten years, and the right to exercise options granted generally vests 25% each year over four years. Grants of restricted stock units generally vest 25% each year over four years, or 50% each year over two years. The 1993 Plan expired during 2003 and any remaining unissued options were canceled. We have authorized a total of 3.0 million shares of common stock for issuance under the 2000 Plan and 1.9 million shares under the 2010 Plan.

At December 31, 2012, 596,757 shares were available for future grants, and we had 2,075,500 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2012 and other Plan information was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2011	960,228	$6.01
Granted	254,000	4.55
Exercised	(14,317)	4.10
Forfeited	(71,834)	5.06

Outstanding at December 31, 2012	1,128,077	5.77

Certain information regarding options outstanding as of December 31, 2012 was as follows:

	Options Outstanding	Options Exercisable
Number	1,128,077	560,292
Weighted-average exercise price	$5.77	$7.35
Aggregate intrinsic value	$1,290,432	$461,846
Weighted-average remaining contractual term	6.5 years	4.2 years

RSU activity for the year ended December 31, 2012 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2011	497,827	$4.70
Granted	135,525	5.04
Vested	(263,914)	4.58
Forfeited	(18,783)	4.83

Outstanding at December 31, 2012	350,655	4.91

As of December 31, 2012, total unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $2.5 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Employee Stock Purchase Plan

The terms of our 2004 Employee Share Purchase Plan (the “2004 ESPP”) provide for an annual increase in available shares of up to 100,000, upon board approval. In accordance with these terms, in January 2013, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 850,000 to 950,000.

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

The following information relates to our 2004 ESPP for activity during 2012:

Shares issued pursuant to the 2004 ESPP	102,470

Weighted average price of shares issued	$3.31

Discount per share from the fair market value on the dates of purchase	$1.73

Shares remaining available for purchase as of December 31, 2012	25

NOTE 13. RELATED PARTY TRANSACTIONS

FEI Company

One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI Company (“FEI”). During 2012, 2011 and 2010, we purchased certain equipment and services for $37,000, $38,000 and $31,000, respectively, from FEI. We had outstanding payables to FEI of $8,000 and $0, respectively at December 31, 2012 and 2011. In addition, FEI purchased certain equipment from us for a total of $1,100 in 2010. We had no sales to FEI during 2012 or 2011. At December 31, 2012 and 2011, we had no outstanding receivables from FEI.

Raytheon, Inc.

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Raytheon, Inc. (“Raytheon”). During 2012, 2011 and 2010, we did not purchase any equipment or services from Raytheon. However, Raytheon purchased certain equipment from us for a total of $267,000, $184,000 and $571,000, respectively, during 2012, 2011 and 2010. At December 31, 2012 and 2011, we had receivables from Raytheon of $45,000 and $8,000, respectively.

Lam Research Corporation

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Lam Research Corporation (Lam). Dr. Spivey formerly served on the Board of Novellus Systems Inc. (“Novellus”), which was acquired by Lam in June 2012. During 2012, 2011 and 2010, we did not purchase any equipment or services from Lam. However, Lam purchased certain equipment from us for a total of $21,000, $4,000 and $2,000, respectively, during 2012, 2011 and 2010. Also in 2012, we entered into a joint marketing arrangement with Lam related to the development of 450mm probing stations. At December 31, 2012 and 2011, we had no receivables from Lam.

NVIDIA Corporation

One of the members of our Board of Directors, Dr. John Y. Chen, is the Vice President of Technology and Foundry Operations at NVIDIA Corporation (“NVIDIA”). During 2012, 2011 and 2010, we did not purchase any equipment or services from NVIDIA. However, NVIDIA purchased certain equipment from us for a total of $13,000, $80,000 and $1,000, respectively, during 2012, 2011 and 2010. At December 31, 2012 and 2011, we had no outstanding receivables from NVIDIA.

NOTE 14. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan that allows eligible employees to contribute a certain percentage of their salary. We match 50% of each eligible employees’ contributions, up to a maximum of 3% of the employees’ earnings. The 401(k) match was suspended during the first quarter of 2009 and reinstated during the first quarter of 2011. Our matching contributions for the savings plan totaled $362,000 and $335,000, respectively, in 2012 and 2011. There were no contributions to the savings plan in 2010.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Leases and Subleases

We lease automobiles, office space and manufacturing space under operating leases that expire at various dates through 2017. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facilities. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease, including any periods of free rent.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,
2013	$3,340
2014	3,288
2015	1,818
2016	344
2017	342
Thereafter	—

Total minimum lease payments	$9,132

Lease expense was $2.6 million, $2.5 million and $3.0 million, respectively, in 2012, 2011 and 2010.

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of existing matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 16. DISCONTINUED OPERATIONS

On September 22, 2011, we sold to R&D Sockets, Inc. (“Buyer”) substantially all of the assets and liabilities related to our Sockets operations for $525,000 in cash and a note receivable from the Buyer for $25,000, which was paid in December 2012. In connection with the transaction, the Buyer assumed our obligations under the lease agreement covering administrative offices and a manufacturing facility related to our Sockets business.

Certain financial information related to discontinued operations was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$—	$2,686	$3,202

Pre-tax loss from discontinued operations	$—	$(495)	$(2,226)
Loss on disposal activities	—	(1,509)	—

	—	(2,004)	(2,226)
Income tax benefit	—	—	21

Loss from discontinued operations, net of income tax benefit	$—	$(2,004)	$(2,205)

Cash generated from disposal activities	$25	$525	$—

NOTE 17. RESTRUCTURING

2011 Restructuring

Restructuring charges in 2011 related to the integration and consolidation of our manufacturing operations, sales organization and corporate headquarters. Manufacturing operations for our Systems business were consolidated at our Dresden, Germany facility, and manufacturing operations for our Probes business, as well as our corporate headquarters, were consolidated at one of our Beaverton, Oregon facilities. As of December 31, 2011, these restructuring and consolidation activities were substantially complete and we did not incur additional restructuring charges in 2012 related to these activities. However, if the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit will be recognized.

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

Summary

Restructuring charges were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Termination and severance related	$—	$(70)	$1,307
Inventory charges on discontinued products	—	—	1,076
Equipment write-downs	—	—	224
Lease abandonment and termination	—	3,488	77

	$—	$3,418	$2,684

Restructuring costs were included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$—	$140	$1,359
Research and development	—	—	127
Selling, general and administrative	—	3,278	1,198

	$—	$3,418	$2,684

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Year Ended December 31, 2012	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$10	$—	$(10)	$—	$—
Lease abandonment	4,137	—	(1,103)	—	3,034

	$4,147	$—	$(1,113)	$—	$3,034

Year Ended December 31, 2011	Beginning Accrued Liability	Charged to (Reversed from) Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$276	$(70)	$(207)	$11	$10
Lease abandonment	34	3,488	(420)	1,035	4,137

	$310	$3,418	$(627)	$1,046	$4,147

Year Ended December 31, 2010	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$—	$1,307	$(1,222)	$191	$276
Inventory related to discontinued products	—	1,076	—	(1,076)	—
Equipment write-downs	—	224	—	(224)	—
Lease abandonment and termination	—	77	(43)	—	34

	$—	$2,684	$(1,265)	$(1,109)	$310

As of December 31, 2012, approximately $1.9 million of total accrued restructuring costs are included in other long-term liabilities. The remainder is classified as a current liability. We expect the lease abandonment costs will be paid by the end of 2015.

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

Revenue and operating income information from continuing operations by segment was as follows (dollars in thousands):

Year Ended December 31, 2012	Systems	Probes	Corporate Unallocated	Total
Revenue	$74,368	$38,595	$—	$112,963
Gross profit	$29,391	$20,560	$—	$49,951
Gross margin	39.5%	53.3%	—	44.2%
Income (loss) from operations	$10,370	$10,158	$(12,971)	$7,557

Year Ended December 31, 2011
Revenue	$75,837	$28,773	$—	$104,610
Gross profit	$27,985	$13,431	$—	$41,416
Gross margin	36.9%	46.7%	—	39.6%
Income (loss) from operations	$11,002	$484	$(15,676)	$(4,190)

Year Ended December 31, 2010
Revenue	$65,422	$27,175	$—	$92,597
Gross profit	$23,336	$12,110	$—	$35,446
Gross margin	35.7%	44.6%	—	38.3%
Income (loss) from operations	$5,096	$(546)	$(12,658)	$(8,108)

No customer accounted for 10% or more of our total revenue in 2012, 2011 or 2010.

Our revenues by geographic area were as follows (in thousands):

Year Ended December 31,	2012	2011	2010
United States	$33,445	$27,251	$22,750
Asia Pacific	51,290	49,906	42,351
Europe	25,718	24,634	24,784
Other	2,510	2,819	2,712

	$112,963	$104,610	$92,597

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2012	2011
United States	$9,156	$11,156
Asia Pacific	223	304
Europe	1,034	801

	$10,413	$12,261

NOTE 19. STOCK REPURCHASE PLANS

In September 2011, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In November 2011, we repurchased $2.0 million, or 714,285 shares, of our common stock for a weighted-average price of $2.80 per share. Following this repurchase, no amounts remained available under this program.

In February 2012, our board of directors authorized a stock repurchase program under which up to $1.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions during the period through June 30, 2012. As of June 30, 2012, a total of 214,087 shares had been repurchased at a weighted-average price of $4.67 per share, for a total purchase price of $1.0 million. The program was terminated by its terms on June 30, 2012.

In November 2012, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In the fourth quarter of 2012, we repurchased $0.3 million, or 59,006 shares, of our common stock for a weighted-average price of $5.60 per share. Following this repurchase, $1.7 million remained available under this program.

NOTE 20. SUBSEQUENT EVENTS

2004 ESPP

In January 2013, pursuant to the terms of the 2004 ESPP, and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 850,000 to 950,000.

SCHEDULE II

Cascade Microtech, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (a)	Balance at End of Period
Year Ended December 31, 2010:
Allowance for uncollectible accounts	$974	$(121)	$—	$(438)	$415
Inventory reserves	$3,527	$1,693	$—	$(231)	$4,989
Year Ended December 31, 2011:
Allowance for uncollectible accounts	$415	$(82)	$—	$(67)	$266
Inventory reserves	$4,989	$1,078	$—	$(2,571)	$3,496
Year Ended December 31, 2012:
Allowance for uncollectible accounts	$266	$133	$—	$(54)	$345
Inventory reserves	$3,496	$1,381	$—	$(586)	$4,291

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.