Form 10-Q
period 2013-03-31
CASCADE MICROTECH INC
filed 2013-05-08
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer.	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 2, 2013 was 14,294,287.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$18,588	$17,927
Short-term marketable securities	5,291	5,322
Restricted cash	1,038	1,069
Accounts receivable, net of allowances of $338 and $345	21,147	21,087
Inventories	23,472	24,277
Prepaid expenses and other	2,180	2,503

Total Current Assets	71,716	72,185

Fixed assets, net of accumulated depreciation of $25,487 and $24,575	7,821	8,271
Goodwill	961	990
Purchased intangible assets, net of accumulated amortization of $4,144 and $3,986	1,452	1,610
Other assets, net of accumulated amortization of $4,143 and $4,064	2,066	2,224

Total Assets	$84,016	$85,280

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,264	$5,900
Deferred revenue	2,387	3,526
Accrued liabilities	5,098	6,640

Total Current Liabilities	14,749	16,066

Deferred revenue	433	356
Other long-term liabilities	2,443	2,940

Total Liabilities	17,625	19,362

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,244 and 14,199	142	142
Additional paid-in capital	91,145	90,897
Accumulated other comprehensive loss	(1,238)	(716)
Accumulated deficit	(23,658)	(24,405)

Total Shareholders’ Equity	66,391	65,918

Total Liabilities and Shareholders’ Equity	$84,016	$85,280

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2013	2012
Revenue	$27,471	$27,543
Cost of sales	15,928	15,592

Gross profit	11,543	11,951

Operating expenses:
Research and development	2,456	2,779
Selling, general and administrative	8,046	7,911

Total operating expenses	10,502	10,690

Income from operations	1,041	1,261
Other income (expense):
Interest income, net	20	10
Other, net	(244)	(407)

Total other income (expense), net	(224)	(397)

Income before income taxes	817	864
Income tax expense	70	124

Net income	$747	$740

Basic net income per share	$0.05	$0.05

Diluted net income per share	$0.05	$0.05

Shares used in per share calculations:
Basic	14,227	14,188

Diluted	14,599	14,301

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2013	2012
Net income	$747	$740
Unrealized holding gains (losses)	—	(1)
Change in cumulative translation adjustment	(522)	497

Comprehensive income	$225	$1,236

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$747	$740
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,200	1,192
Stock-based compensation	334	377
Loss on write-down or disposal of long-lived assets	1	56
Deferred income taxes	30	20
(Increase) decrease in:
Accounts receivable, net	(63)	4,409
Inventories	483	(1,401)
Prepaid expenses and other	344	(368)
Increase (decrease) in:
Accounts payable	1,441	450
Deferred revenue	(1,050)	(1,031)
Accrued and other long-term liabilities	(2,008)	4

Net cash provided by operating activities	1,459	4,448

Cash flows from investing activities:
Purchase of marketable securities	(3,405)	(3,404)
Proceeds from sale of marketable securities	3,436	1,405
Purchase of fixed assets	(559)	(82)
Proceeds from sale of fixed assets	13	—
(Increase) decrease in restricted cash	—	412

Net cash used in investing activities	(515)	(1,669)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1)	(5)
Witholding taxes paid on net settlement of vested restricted stock units	(141)	(72)
Proceeds from issuances of common stock	113	22
Cash paid for repurchase of common stock	(58)	(97)

Net cash used in financing activities	(87)	(152)

Effect of exchange rate changes on cash and cash equivalents	(196)	177

Increase in cash and cash equivalents	661	2,804

Cash and cash equivalents:
Beginning of period	17,927	10,656

End of period	$18,588	$13,460

Supplemental disclosure of cash flow information:
Taxes paid for income taxes, net	$246	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2012 is derived from our 2012 Annual Report on Form 10-K. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Inventory reserve charges totaled $0.4 million and $0.5 million, respectively, in the first quarter of 2013 and 2012. Inventory reserve charges are recorded quarterly as a component of cost of sales and establish a new cost basis for the inventory.

Inventories consisted of the following (in thousands):

	March 31, 2013	December 31 2012
Raw materials	$14,924	$14,783
Work-in-process	2,301	2,684
Finished goods	6,247	6,810

	$23,472	$24,277

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

Three Months Ended March 31,	2013	2012
Shares used to calculate basic net income per share	14,227	14,188
Dilutive effect of outstanding stock options and restricted stock units (“RSUs”)	372	113

Shares used to calculate diluted net income per share	14,599	14,301

Securities not considered as they would have been antidilutive	1,239	1,377

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

Product warranty activity was as follows (in thousands):

Three Months Ended March 31,	2013	2012
Warranty accrual, beginning of period	$716	$729
Reductions for warranty charges	(366)	(271)
Additions to warranty reserve	327	338

Warranty accrual, end of period	$677	$796

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	$990	$971
Effect of exchange rate changes	(29)	19

Balance, end of period	$961	$990

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	March 31, 2013	December 31, 2012
Customer relationships	$3,265	$3,265
Other	2,331	2,331

	5,596	5,596
Less accumulated amortization	(4,144)	(3,986)

	$1,452	$1,610

Purchased intangible asset amortization totaled $0.2 million in the first quarter of 2013 and 2012.

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2013	$416
2014	378
2015	288
2016	87
2017	69
Thereafter	214

$1,452

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation and benefits	$1,756	$2,750
Accrued taxes	350	800
Accrued warranty	677	716
Accrued commissions	319	374
Accrued restructuring costs	1,092	1,144
Other	904	856

	$5,098	$6,640

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

Three Months Ended March 31,	2013	2012
Cost of sales	$51	$46
Research and development	53	73
Selling, general and administrative	230	258

	$334	$377

Stock Incentive Plans

Stock option activity for the first three months of 2013 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,128,077	$5.77
Granted	85,000	7.53
Exercised	(25,679)	4.31
Forfeited	—	—

Outstanding at March 31, 2013	1,187,398	5.92

RSU activity for the first three months of 2013 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2012	350,655	$4.91
Granted	121,875	7.41
Vested	(47,770)	5.43
Forfeited	(1,500)	5.40

Outstanding at March 31, 2013	423,260	5.57

Of the options and RSUs granted during the first quarter of 2013, 85,000 options and 19,000 RSUs were granted to our Chief Executive Officer.

As of March 31, 2013, total unrecognized stock-based compensation related to outstanding, but unvested, options and RSUs was $3.2 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Employee Stock Purchase Plan

In January 2013, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our board of directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 850,000 to 950,000. There were no purchases of stock in the first quarter of 2013 under the ESPP.

Note 8. Stock Repurchase Plan

In November 2012, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In the first quarter of 2013, we repurchased $58,000, or 9,800 shares, of our common stock at a weighted-average price of $5.87 per share. As of March 31, 2013, $1.6 million remained available for repurchase under this program.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended March 31, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$17,700	$9,771	$—	$27,471
Gross profit	$6,712	$4,831	$—	$11,543
Gross margin	37.9%	49.4%	—	42.0%
Income (loss) from operations	$1,642	$2,424	$(3,025)	$1,041

Three Months Ended March 31, 2012
Revenue	$18,226	$9,317	$—	$27,543
Gross profit	$7,220	$4,731	$—	$11,951
Gross margin	39.6%	50.8%	—	43.4%
Income (loss) from operations	$2,785	$1,875	$(3,399)	$1,261

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

No customer accounted for 10% or greater of our total revenue in the three-month periods ended March 31, 2013 or 2012.

Note 10. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets that are reported at fair value on a recurring basis are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$4,789	Level 2	$3,818	Level 2
Marketable securities – corporate equities	$2	Level 1	$2	Level 1
Marketable securities – U.S. treasury and agency securities	$500	Level 2	$1,502	Level 2
Forward sale contracts for Japanese yen	$956	Level 2	$1,385	Level 2
Forward purchase contracts for euro	$1,795	Level 2	$1,451	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar or identical securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts on our Condensed Consolidated Balance Sheets. We record the net unrealized gain or loss in our Condensed Consolidated Balance Sheet and as a component of Other income (expense).

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first quarter of 2013.

Note 11. Recent Accounting Guidance

ASU 2012-02

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 in January 2013 did not have any impact on our financial position, results of operations or cash flows.

ASU 2013-02

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The adoption of ASU 2013-02 in January 2013 did not have any impact on our financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: industry prospects; future results of operations, including estimated revenue for the quarter ending June 30, 2013; our future financial position; our expectations and beliefs regarding future revenue growth; our estimated timeline for payment of lease abandonment costs; the future capabilities and functionality of our products and services; our strategies and intentions and potential sources of funds regarding acquisitions; our accounting and tax policies and the impact of adoption of accounting guidance, if any, on our financial position, results of operations or cash flows; potential charges to write down inventory in future periods; build-up of finished goods in preparation for orders ready to ship during the remainder of 2013; our future capital requirements and fixed asset additions for 2013, including for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment; seasonality of our revenues and expected increases in revenue recognition in the last month of each quarter; and our ability to meet our cash requirements for the next 12 months and for the foreseeable future. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments and customer orders; constraints on supplies of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 4, 2013.

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

Overview

Revenue in the first quarter of 2013 was flat at $27.5 million compared to the first quarter of 2012, primarily as a result of increased revenue in our Probes segment, partially offset by lower revenue from our Systems segment. Income from continuing operations was $0.7 million in both the first quarter of 2013 and 2012.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $27 million to $30 million for the second quarter of 2013.

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

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 4, 2013.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of sales	58.0	56.6

Gross profit	42.0	43.4
Operating expenses:
Research and development	8.9	10.1
Selling, general and administrative	29.3	28.7

Total operating expenses	38.2	38.8

Income from operations	3.8	4.6
Other income (expense), net	(0.8)	(1.4)

Income before income taxes	3.0	3.1
Income tax expense	0.3	0.5

Net income	2.7%	2.7%

(1)	Percentages may not add due to rounding.

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended March 31, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$17,700	$9,771	$—	$27,471
Gross profit	$6,712	$4,831	$—	$11,543
Gross margin	37.9%	49.4%	—	42.0%
Income (loss) from operations	$1,642	$2,424	$(3,025)	$1,041

Three Months Ended March 31, 2012
Revenue	$18,226	$9,317	$—	$27,543
Gross profit	$7,220	$4,731	$—	$11,951
Gross margin	39.6%	50.8%	—	43.4%
Income (loss) from operations	$2,785	$1,875	$(3,399)	$1,261

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
Revenue	2013	2012
Systems	$17,700	$18,226	$(526)	(2.9)%
Probes	9,771	9,317	454	4.9%

Total	$27,471	$27,543	$(72)	(0.3)%

Systems

The decrease in Systems revenue in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decrease in unit sales, partially offset by an increase in average selling price (“ASP”) due to product sales mix. We sold a higher number of 300mm and special application systems as a percentage of total sales in the first quarter of 2013 than in the comparable period of 2012. The increase in ASP was negatively impacted by changes in foreign currency exchange rates.

Probes

The increase in Probes revenue in the first quarter of 2013 compared to the first quarter of 2012 was primarily the result of an increase in sales volume, partially offset by a decrease in ASP due to discounts and changes in foreign currency exchange rates.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
Cost of Sales	2013	2012
Systems	$10,988	$11,006	$(18)	(0.2)%
Probes	4,940	4,586	354	7.7%

Total	$15,928	$15,592	$336	2.2%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended March 31,
Gross Margins	2013	2012
Systems	37.9%	39.6%
Probes	49.4%	50.8%
Overall	42.0%	43.4%

Systems

The decrease in Systems gross margins in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the decrease in sales volume, which resulted in higher unallocated fixed overhead costs recorded as a period expense in cost of sales.

Probes

The decrease in Probes gross margins in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decrease in ASP, partially offset by higher sales volume, which resulted in lower unallocated fixed overhead costs recorded as a period expense in cost of sales.

Overall

The overall decrease in gross margins in the first quarter of 2013 compared to the first quarter of 2012 was attributable to the decreases in gross margin of both operating segments, partially offset by a mix shift to a higher percentage of Probes revenue in relation to total revenue.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2013	2012
Research and development	$2,456	$2,779	$(323)	(11.6)%

The decrease in research and development in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a $0.2 million decrease in project related expenses and a $0.1 million increase in government grant reimbursements.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2013	2012
Selling, general and administrative	$8,046	$7,911	$135	1.7%

The increase in SG&A in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a $0.3 million increase in travel, meals and entertainment expenses, partially offset by a $0.1 million decrease in amortization expense and $0.1 million decrease in severance expense.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) may also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest income, net	$20	$10
Foreign currency losses	(441)	(457)
Gains on foreign currency forward contracts	203	62
Other	(6)	(12)

	$(224)	$(397)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows:

	Three Months Ended March 31,
	2013	2012
Income tax provision	$70	$124
Income tax provision as a percentage of income from operations	8.6%	14.4%

Our income tax expense in the first quarters of 2013 and 2012 primarily related to estimated tax expense on income in foreign tax jurisdictions.

We periodically evaluate the potential realization of our deferred income tax assets and, if necessary, record a valuation allowance to reduce the net carrying value of such assets to the amount expected to be realized. We evaluated the potential realization of deferred income tax assets as of March 31, 2013 and concluded that the existing valuation allowance was required. It is at least reasonably possible that, within the next twelve months, a review of the objective evidence may indicate that a portion, or all, of our valuation allowance will no longer be appropriate. If such a determination is made, release of the valuation allowance would be recognized as an income tax benefit to continuing operations in the period in which such assessment is made and the amount recognized could be material.

As of March 31, 2013, deferred tax assets totaled $10.4 million and our valuation allowance totaled $9.8 million. Net operating loss carryforwards, on a tax effected basis, totaled $3.5 million as of March 31, 2013.

Liquidity and Capital Resources

Net cash provided by operating activities in the first quarter of 2013 was $1.5 million and primarily consisted of our net income of $0.7 million, net non-cash expenses of $1.6 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net was flat at $21.1 million at both March 31, 2013 and December 31, 2012.

Inventories decreased by $0.8 million to $23.5 million at March 31, 2013, compared to $24.3 million at December 31, 2012. The decrease in inventory was primarily due to Inventory charges of $0.4 million in the first quarter of 2013 for excess and obsolete inventory and the effect of exchange rate changes on euro-denominated inventory. Shipments of inventory during the first quarter of 2013 were partially offset by purchases of raw materials in preparation for orders expected to ship during the next two quarters of 2013. If our actual results are significantly different than our current expectations for 2013, we may incur additional charges to write down inventory in future periods.

Accounts payable increased by $1.4 million to $7.3 million at March 31, 2013, compared to $5.9 million at December 31, 2012, primarily due to the timing of vendor payments and increased purchases of raw materials inventory for orders expected to ship during the first two quarters of 2013.

Deferred revenue decreased by $1.1 million to $2.8 million at March 31, 2013, compared to $3.9 million at December 31, 2012, primarily due to a decrease in customer deposits. The decrease was primarily related to a large order recognized in the first quarter of 2013 that had previously been deferred.

Accrued liabilities decreased by $1.5 million to $5.1 million at March 31, 2013, compared to $6.6 million at December 31, 2012, primarily due to decreases in accrued compensation and benefits, and decreases in accrued income taxes, sales taxes and value added tax.

Other long-term liabilities decreased by $0.5 million to $2.4 million at March 31, 2013, compared to $2.9 million at December 31, 2012, primarily due to the decrease in accrued lease abandonment costs.

Fixed asset purchases of $0.6 million in the first quarter of 2013 primarily related to production-related equipment. We anticipate fixed asset additions for all of 2013 to be approximately $3.6 million, primarily for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment.

In November 2012, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. During the first quarter of 2013, a total of 9,800 shares were repurchased at an average price of $5.87 per share, for a total purchase price of $0.1 million. As of March 31, 2013, $1.6 million remained available for repurchases. This plan does not have an expiration date.

Changes in our assets and liabilities as presented on our Condensed Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated for our Condensed Consolidated Balance Sheets due to the effects of fluctuating foreign exchange rates.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $23.9 million at March 31, 2013.

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

Recent Accounting Guidance

See Note 11 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of March 31, 2012 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder Of 2013	2014 and 2015	2016 and 2017	2018 and beyond
Operating leases	$15,593	$2,564	$6,817	$3,441	$2,771
Purchase order commitments(1)	6,286	6,258	28	—	—
Forward contracts	2,751	2,751	—	—	—

	$24,630	$11,573	$6,845	$3,441	$2,771

(1)	Purchase order commitments primarily represent open orders for inventory.

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

There have been no material changes in our reported market risks or risk management policies since the filing of our 2012 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 4, 2013.

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

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 4, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We made the following repurchases of our common stock during the first quarter of 2013:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
January 1 to January 31	9,800	$5.87	9,800	$1.6 million
February 1 to February 28	—	—	—	$1.6 million
March 1 to March 31	—	—	—	$1.6 million

Total	9,800	$5.87	9,800	$1.6 million

These shares were repurchased pursuant to a plan approved by our board of directors in November 2012, which authorized the repurchase of up to $2.0 million of our common stock from time to time in the open market or in privately negotiated transactions. This plan does not have an expiration date.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1*	Cascade Microtech, Inc. 2013 Employee Incentive Plan.

10.2	Second Amendment to Lease dated February 25, 2013 between Cascade Microtech, Inc. and Nimbus Center LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management or compensatory arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)