Form 10-Q
period 2013-06-30
CASCADE MICROTECH INC
filed 2013-08-06
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding as of August 1, 2013 was 14,429,926.

CASCADE MICROTECH, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$23,769	$17,927
Short-term marketable securities	5,030	5,322
Restricted cash	—	1,069
Accounts receivable, net of allowances of $373 and $345	21,585	21,087
Inventories	22,241	24,277
Prepaid expenses and other	2,340	2,503

Total Current Assets	74,965	72,185

Fixed assets, net of accumulated depreciation of $26,432 and $24,575	7,093	8,271
Goodwill	976	990
Purchased intangible assets, net of accumulated amortization of $4,300 and $3,986	1,296	1,610
Other assets, net of accumulated amortization of $4,230 and $4,064	1,736	2,224

Total Assets	$86,066	$85,280

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,954	$5,900
Deferred revenue	1,245	3,526
Accrued liabilities	6,386	6,640

Total Current Liabilities	13,585	16,066

Deferred revenue	542	356
Other long-term liabilities	2,154	2,940

Total Liabilities	16,281	19,362

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,407 and 14,199	144	142
Additional paid-in capital	92,085	90,897
Accumulated other comprehensive loss	(972)	(716)
Accumulated deficit	(21,472)	(24,405)

Total Shareholders’ Equity	69,785	65,918

Total Liabilities and Shareholders’ Equity	$86,066	$85,280

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$30,307	$27,638	$57,778	$55,181
Cost of sales	16,032	14,897	31,960	30,489

Gross profit	14,275	12,741	25,818	24,692

Operating expenses:
Research and development	2,694	2,438	5,150	5,217
Selling, general and administrative	9,064	8,042	17,110	15,953

Total operating expenses	11,758	10,480	22,260	21,170

Income from operations	2,517	2,261	3,558	3,522

Other income (expense):
Interest income, net	2	9	22	19
Other, net	(112)	(45)	(356)	(452)

Total other income (expense), net	(110)	(36)	(334)	(433)

Income before income taxes	2,407	2,225	3,224	3,089
Income tax expense	221	52	291	176

Net income	$2,186	$2,173	$2,933	$2,913

Basic net income per share	$0.15	$0.15	$0.21	$0.21

Diluted net income per share	$0.15	$0.15	$0.20	$0.20

Shares used in per share calculations:
Basic	14,342	14,158	14,283	14,173

Diluted	14,652	14,350	14,626	14,332

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$2,186	$2,173	$2,933	$2,913
Unrealized holding losses	(1)	(3)	(1)	(4)
Change in cumulative translation adjustment	267	(875)	(255)	(378)

Comprehensive income	$2,452	$1,295	$2,677	$2,531

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$2,933	$2,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,376	2,303
Stock-based compensation	872	830
Loss on write-down or disposal of long-lived assets	1	58
Deferred income taxes	49	12
(Increase) decrease in:
Accounts receivable, net	(504)	2,290
Inventories	1,973	(2,933)
Prepaid expenses and other	433	1,643
Increase (decrease) in:
Accounts payable	88	71
Deferred revenue	(2,092)	(1,216)
Accrued and other long-term liabilities	(1,023)	(1,081)

Net cash provided by operating activities	5,106	4,890

Cash flows from investing activities:
Purchase of marketable securities	(5,374)	(5,349)
Proceeds from sale of marketable securities	5,665	3,525
Purchase of fixed assets	(851)	(541)
Proceeds from sale of fixed assets	13	—
Decrease in restricted cash	1,061	401

Net cash provided by (used in) investing activities	514	(1,964)

Cash flows from financing activities:
Principal payments on capital lease obligations	(2)	(9)
Withholding taxes paid on net settlement of vested restricted stock units	(202)	(148)
Proceeds from issuances of common stock	578	238
Cash paid for repurchase of common stock	(58)	(1,000)

Net cash provided by (used in) financing activities	316	(919)

Effect of exchange rate changes on cash and cash equivalents	(94)	(128)

Increase in cash and cash equivalents	5,842	1,879

Cash and cash equivalents:
Beginning of period	17,927	10,656

End of period	$23,769	$12,535

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$440	$943

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

Note 2. Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value. Based on these analyses, we recorded inventory charges as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Inventory charges	$356	$258	$749	$737

Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$14,456	$14,783
Work-in-process	2,644	2,684
Finished goods	5,141	6,810

	$22,241	$24,277

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares used to calculate basic net income per share	14,342	14,158	14,283	14,173
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	310	192	343	159

Shares used to calculate diluted net income per share	14,652	14,350	14,626	14,332

Securities not considered as they would have been antidilutive	1,132	1,235	1,099	1,268

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

Product warranty activity was as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Warranty accrual, beginning of period	$716	$729
Reductions for warranty charges	(399)	(589)
Additions to warranty reserve	288	730

Warranty accrual, end of period	$605	$870

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance, beginning of period	$990	$971
Effect of exchange rate changes	(14)	19

Balance, end of period	$976	$990

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	June 30, 2013	December 31, 2012
Customer relationships	$3,265	$3,265
Other	2,331	2,331

	5,596	5,596
Less accumulated amortization	(4,300)	(3,986)

	$1,296	$1,610

Purchased intangible amortization was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Intangible amortization	$157	$203	$314	$406

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2013	$258
2014	378
2015	288
2016	88
2017	70
Thereafter	214

$1,296

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation and benefits	$3,017	$2,750
Accrued taxes	307	800
Accrued warranty	605	716
Accrued commissions	382	374
Accrued restructuring costs	1,153	1,144
Other	922	856

	$6,386	$6,640

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$45	$38	$96	$84
Research and development	47	68	100	141
Selling, general and administrative	446	347	676	605

	$538	$453	$872	$830

Stock Incentive Plans

Stock option activity for the first six months of 2013 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,128,077	$5.77
Granted	85,000	7.53
Exercised	(90,195)	3.83
Forfeited	(60,144)	4.37

Outstanding at June 30, 2013	1,062,738	6.15

RSU activity for the first six months of 2013 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2012	350,655	$4.91
Granted	154,875	7.26
Vested	(104,395)	5.71
Forfeited	(21,744)	5.44

Outstanding at June 30, 2013	379,391	5.62

As of June 30, 2013, total unrecognized stock-based compensation related to outstanding, but unvested, options and RSUs was $2.9 million, which will be recognized over the weighted average remaining vesting period of 2.6 years.

Employee Stock Purchase Plan

In January 2013, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our board of directors, the number of shares of our common stock available for purchase under the 2004 ESPP was increased from 850,000 to 950,000. Employees purchased 52,161 shares in the first six months of 2013 for $0.2 million under the ESPP.

Note 8. Stock Repurchase Program

In November 2012, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In the first six months of 2013, we repurchased $58,000, or 9,800 shares, of our common stock at a weighted-average price of $5.87 per share. As of June 30, 2013, $1.6 million remained available for repurchase under this program.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended June 30, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$19,847	$10,460	$—	$30,307
Gross profit	$8,760	$5,515	$—	$14,275
Gross margin	44.1%	52.7%	—	47.1%
Income (loss) from operations	$3,268	$2,990	$(3,741)	$2,517

Three Months Ended June 30, 2012
Revenue	$17,960	$9,678	$—	$27,638
Gross profit	$7,381	$5,360	$—	$12,741
Gross margin	41.1%	55.4%	—	46.1%
Income (loss) from operations	$2,684	$2,899	$(3,322)	$2,261

Six Months Ended June 30, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$37,547	$20,231	$—	$57,778
Gross profit	$15,472	$10,346	$—	$25,818
Gross margin	41.2%	51.1%	—	44.7%
Income (loss) from operations	$4,910	$5,414	$(6,766)	$3,558

Six Months Ended June 30, 2012
Revenue	$36,186	$18,995	$—	$55,181
Gross profit	$14,601	$10,091	$—	$24,692
Gross margin	40.3%	53.1%	—	44.7%
Income (loss) from operations	$5,469	$4,774	$(6,721)	$3,522

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

No customer accounted for 10% or greater of our total revenue in the six-month periods ended June 30, 2013 or 2012, or in the three-month period ended June 30, 2012. However, we had one customer which represented 11.3% of our total revenue in the three-month period ended June 30, 2013.

Note 10. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, and credit risk; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets that are reported at fair value on a recurring basis are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$4,530	Level 2	$3,818	Level 2
Marketable securities – corporate equities	$—	Level 1	$2	Level 1
Marketable securities – U.S. treasury and agency securities	$500	Level 2	$1,502	Level 2
Forward sale contracts for Japanese yen	$606	Level 2	$1,385	Level 2
Forward purchase contracts for euro	$1,431	Level 2	$1,451	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar or identical securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts on our Condensed Consolidated Balance Sheets. We record the net unrealized gain or loss in our Condensed Consolidated Statements of Operations and as a component of Other income (expense).

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first six months of 2013.

Note 11. Recent Accounting Guidance

ASU 2013-11

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, we do not expect our adoption of ASU 2013-11 in January 2014 will have a material effect on our financial position, results of operations or cash flows.

ASU 2012-02

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 in January 2013 did not have any impact on our financial position, results of operations or cash flows.

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

Note 12. Restructuring Accrual

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Six Months Ended June 30, 2013	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Lease abandonment	$3,034	$112	$(559)	$—	$2,587

As of June 30, 2013, approximately $1.4 million of total accrued restructuring costs are included in other long-term liabilities. The remainder is classified as a current liability. We expect the lease abandonment costs will be paid by the end of 2015.

Note 13. Subsequent Events

On July 31, 2013, we acquired certain assets of the Reliability Test Product (“RTP”) division of Aetrium Incorporated for $1.9 million in cash, and contingent consideration of up to $1.5 million payable between 9 and 18 months from the date of acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: industry prospects; future results of operations, including estimated revenue for the quarter ending September 30, 2013; our future financial position; our expectations and beliefs regarding future revenue growth; our estimated timeline for payment of lease abandonment costs; the future capabilities and functionality of our products and services; our strategies and intentions and potential sources of funds regarding acquisitions; our accounting and tax policies and the impact of adoption of accounting guidance, if any, on our financial position, results of operations or cash flows; potential charges to write down inventory in future periods; our future capital requirements and fixed asset additions for 2013, including for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment; seasonality of our revenues and expected increases in revenue recognition in the last month of each quarter; and our ability to meet our cash requirements for the next 12 months and for the foreseeable future. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments and customer orders; constraints on availability of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 4, 2013.

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

Overview

Revenue in the first six months of 2013 increased to $57.8 million compared to $55.2 million in the first six months of 2012, as a result of increased revenue in both our Probes segment and our Systems segment. Income from operations was $3.6 million in the first six months of 2013 compared to $3.5 million in the first six months of 2012.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $28 million to $31 million for the third quarter of 2013.

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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.9	53.9	55.3	55.3

Gross profit	47.1	46.1	44.7	44.7
Operating expenses:
Research and development	8.9	8.8	8.9	9.5
Selling, general and administrative	29.9	29.1	29.6	28.9

Total operating expenses	38.8	37.9	38.5	38.4

Income from operations	8.3	8.2	6.2	6.4
Other income (expense), net	(0.4)	(0.1)	(0.6)	(0.8)

Income before income taxes	7.9	8.1	5.6	5.6
Income tax expense	0.7	0.2	0.5	0.3

Net income	7.2%	7.9%	5.1%	5.3%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended June 30, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$19,847	$10,460	$—	$30,307
Gross profit	$8,760	$5,515	$—	$14,275
Gross margin	44.1%	52.7%	—	47.1%
Income (loss) from operations	$3,268	$2,990	$(3,741)	$2,517

Three Months Ended June 30, 2012
Revenue	$17,960	$9,678	$—	$27,638
Gross profit	$7,381	$5,360	$—	$12,741
Gross margin	41.1%	55.4%	—	46.1%
Income (loss) from operations	$2,684	$2,899	$(3,322)	$2,261

Six Months Ended June 30, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$37,547	$20,231	$—	$57,778
Gross profit	$15,472	$10,346	$—	$25,818
Gross margin	41.2%	51.1%	—	44.7%
Income (loss) from operations	$4,910	$5,414	$(6,766)	$3,558

Six Months Ended June 30, 2012
Revenue	$36,186	$18,995	$—	$55,181
Gross profit	$14,601	$10,091	$—	$24,692
Gross margin	40.3%	53.1%	—	44.7%
Income (loss) from operations	$5,469	$4,774	$(6,721)	$3,522

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
Revenue	2013	2012
Systems	$19,847	$17,960	$1,887	10.5%
Probes	10,460	9,678	782	8.1%

Total	$30,307	$27,638	$2,669	9.7%

	Six Months Ended June 30,		Dollar Change	% Change
Revenue	2013	2012
Systems	$37,547	$36,186	$1,361	3.8%
Probes	20,231	18,995	1,236	6.5%

Total	$57,778	$55,181	$2,597	4.7%

Systems

The increases in Systems revenue in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily related to increases in the average selling price (“ASP”) due to product sales mix and decreases in discounts. We sold a higher number of 300mm and special application systems as a percentage of total sales in the three and six-month periods ended June 30, 2013 than in the comparable periods of 2012. The increases in revenue were negatively impacted by overall decreases in unit sales.

Probes

The increases in Probes revenue in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily the result of increases in sales volume, partially offset by decreases in ASP due to changes in sales mix, increased discounts and changes in foreign currency exchange rates.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
Cost of Sales	2013	2012
Systems	$11,087	$10,579	$508	4.8%
Probes	4,945	4,318	627	14.5%

Total	$16,032	$14,897	$1,135	7.6%

	Six Months Ended June 30,		Dollar Change	% Change
Cost of Sales	2013	2012
Systems	$22,075	$21,585	$490	2.3%
Probes	9,885	8,904	981	11.0%

Total	$31,960	$30,489	$1,471	4.8%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Margins	2013	2012	2013	2012
Systems	44.1%	41.1%	41.2%	40.3%
Probes	52.7%	55.4%	51.1%	53.1%
Overall	47.1%	46.1%	44.7%	44.7%

Systems

The increases in Systems gross margins in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to increases in ASP, decreases in warranty costs and increases in factory utilization due to shifts in product mix, which resulted in lower unallocated fixed cost recorded as a period expense in cost of sales.

Probes

The decreases in Probes gross margins in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to decreases in ASP, partially offset by higher sales volume, which resulted in lower unallocated fixed overhead costs recorded as a period expense in cost of sales.

Overall

The overall gross margins in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were positively affected by the increase in Systems gross margin, and were negatively affected by the decline in Probes gross margin.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2013	2012
Research and development	$2,694	$2,438	$256	10.5%

	Six Months Ended June 30,		Dollar Change	% Change
	2013	2012
Research and development	$5,150	$5,217	$(67)	(1.3)%

The increase in research and development in the three-month period ended June 30, 2013 compared to the same period of 2012 was primarily due to a $0.2 million increase in project-related expenses and a $0.1 million decrease in government grant reimbursements.

The decrease in research and development in the six-month period ended June 30, 2013 compared to the same period of 2012 was primarily due to a $0.1 million decrease in project-related expenses and a $0.1 million decrease in incentive and stock based compensation, partially offset by a $0.1 million increase in depreciation expense.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	% Change
	2013	2012
Selling, general and administrative	$9,064	$8,042	$1,022	12.7%

	Six Months Ended June 30,		Dollar Change	% Change
	2013	2012
Selling, general and administrative	$17,110	$15,953	$1,157	7.3%

The increases in SG&A in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to a $0.4 million and a $0.6 million increase, respectively, in salaries and benefits, a $0.1 million and a $0.4 million increase, respectively, in travel, meals and entertainment expenses, and a $0.2 million and a $0.2 million increase, respectively, in demo expense, partially offset by a $0.1 million and a $0.1 million decrease, respectively, in amortization expense and a $0.1 million and a $(0.1) million increase (decrease), respectively, in severance expense. In addition, the 2013 periods include a $0.1 million charge related to an adjustment to our lease restructuring reserve, compared to no similar charge in the 2012 periods, and the three-month period of 2013 includes a $0.2 million increase in incentive and stock-based compensation.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income, net	$2	$9	$22	$19
Foreign currency gains (losses)	(249)	23	(690)	(434)
Gains (losses) on foreign currency forward contracts	147	(68)	350	(6)
Other	(10)	—	(16)	(12)

	$(110)	$(36)	$(334)	$(433)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax provision	$221	$52	$291	$176
Income tax provision as a percentage of income before income taxes	9.2%	2.3%	9.0%	5.7%

Our income tax expense in the three and six-months periods ended June 30, 2013 and 2012 primarily related to estimated tax expense on income in foreign tax jurisdictions.

We periodically evaluate the potential realization of our deferred income tax assets and, if necessary, record a valuation allowance to reduce the net carrying value of such assets to the amount expected to be realized. We evaluated the potential realization of deferred income tax assets as of June 30, 2013 and concluded that the existing valuation allowance was required. It is at least reasonably possible that, within the next twelve months, a review of the objective evidence may indicate that a portion, or all, of our valuation allowance will no longer be required. If such a determination is made, release of the valuation allowance would be recognized as an income tax benefit to continuing operations in the period in which such assessment is made and the amount recognized could be material.

As of June 30, 2013 and December 31, 2012, deferred tax assets totaled $10.4 million and our valuation allowance totaled $9.8 million. Net operating loss carryforwards, on a tax effected basis, totaled $3.5 million as of June 30, 2013. Unless significant changes occur, we do not update our deferred tax assets or net operating loss carryforwards on a quarterly basis.

Liquidity and Capital Resources

Net cash provided by operating activities in the first six months of 2013 was $5.1 million and primarily consisted of our net income of $2.9 million, net non-cash expenses of $3.3 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $0.5 million to $21.6 million at June 30, 2013 compared to $21.1 million at December 31, 2012, primarily due to the timing of sales and collections.

Inventories decreased by $2.1 million to $22.2 million at June 30, 2013, compared to $24.3 million at December 31, 2012. The decrease in inventory was primarily related to sales of finished goods and inventory charges of $0.7 million in the first six months of 2013 for excess and obsolete inventory. If our actual results are significantly different than our current expectations for 2013, we may incur additional charges to write down inventory in future periods.

Deferred revenue decreased by $2.1 million to $1.8 million at June 30, 2013, compared to $3.9 million at December 31, 2012, primarily due to a decrease in customer deposits. The decrease was primarily related to two large orders recognized in the first six months of 2013 that had previously been deferred.

Other long-term liabilities decreased by $0.7 million to $2.2 million at June 30, 2013, compared to $2.9 million at December 31, 2012, primarily due to a decrease in accrued lease abandonment costs.

Fixed asset purchases of $0.9 million in the first six months of 2013 primarily related to production-related equipment. We anticipate fixed asset additions for all of 2013 to be approximately $3.6 million, primarily for production-related equipment, facility improvements, research and development tools, business information systems and information technology equipment.

In November 2012, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. During the first six months of 2013, a total of 9,800 shares were repurchased at an average price of $5.87 per share, for a total purchase price of $0.1 million. As of June 30, 2013, $1.6 million remained available for repurchases. This plan does not have an expiration date.

Changes in our assets and liabilities as presented on our Condensed Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated for our Condensed Consolidated Balance Sheets due to the effects of fluctuating foreign exchange rates.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $28.8 million at June 30, 2013.

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

Recent Accounting Guidance

See Note 11 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of June 30, 2013 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder Of 2013	2014 and 2015	2016 and 2017	2018 and beyond
Operating leases	$14,657	$1,669	$6,763	$3,454	$2,771
Purchase order commitments(1)	7,057	6,830	227	—	—
Forward contracts	2,037	2,037	—	—	—

	$23,751	$10,536	$6,990	$3,454	$2,771

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Date: August 6, 2013	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)