Form 10-Q
period 2013-09-30
CASCADE MICROTECH INC
filed 2013-11-07
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock outstanding as of November 5, 2013 was 16,155,411.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands, except per share amounts)

	September 30, 2013	December 31, 2012

Assets
Current Assets:
Cash and cash equivalents	$26,926	$17,927
Short-term marketable securities	5,258	5,322
Restricted cash	—	1,069
Accounts receivable, net of allowances of $348 and $345	18,410	21,087
Inventories	23,445	24,277
Prepaid expenses and other	2,643	2,503

Total Current Assets	76,682	72,185

Fixed assets, net of accumulated depreciation of $27,357 and $24,575	6,528	8,271
Goodwill	1,655	990
Purchased intangible assets, net of accumulated amortization of $4,495 and $3,986	2,521	1,610
Other assets, net of accumulated amortization of $4,289 and $4,064	1,571	2,224

Total Assets	$88,957	$85,280

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$5,972	$5,900
Deferred revenue	1,383	3,526
Accrued liabilities	6,415	6,640

Total Current Liabilities	13,770	16,066

Deferred revenue	485	356
Other long-term liabilities	2,085	2,940

Total Liabilities	16,340	19,362

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 14,490 and 14,199	145	142
Additional paid-in capital	92,497	90,897
Accumulated other comprehensive loss	(236)	(716)
Accumulated deficit	(19,789)	(24,405)

Total Shareholders’ Equity	72,617	65,918

Total Liabilities and Shareholders’ Equity	$88,957	$85,280

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$28,197	$27,414	$85,975	$82,595
Cost of sales	14,779	15,210	46,739	45,699

Gross profit	13,418	12,204	39,236	36,896

Operating expenses:
Research and development	2,750	2,778	7,900	7,995
Selling, general and administrative	9,097	7,675	26,207	23,628

	11,847	10,453	34,107	31,623

Income from operations	1,571	1,751	5,129	5,273

Other income (expense):
Interest income, net	18	7	40	26
Other, net	87	(109)	(269)	(561)

Total other income (expense), net	105	(102)	(229)	(535)

Income before income taxes	1,676	1,649	4,900	4,738
Income tax expense (benefit)	(7)	153	284	329

Net income	1,683	1,496	4,616	4,409

Basic net income per share	$0.12	$0.11	$0.32	$0.31

Diluted net income per share	$0.11	$0.10	$0.31	$0.31

Shares used in per share calculations:
Basic	14,453	14,162	14,339	14,169

Diluted	14,797	14,377	14,688	14,359

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,683	$1,496	$4,616	$4,409
Unrealized holding gains (losses)	1	(4)	—	(8)
Change in cumulative translation adjustment	735	262	480	(116)

Comprehensive income	$2,419	$1,754	$5,096	$4,285

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$4,616	$4,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,522	3,407
Stock-based compensation	1,215	1,136
Loss on write-down or disposal of long-lived assets	4	58
Deferred income taxes	45	5
(Increase) decrease, net of the effect of acquisition, in:
Accounts receivable, net	3,025	5,569
Inventories	2,053	(3,769)
Prepaid expenses and other	264	1,773
Increase (decrease), net of effect of acquisition, in:
Accounts payable	(30)	711
Deferred revenue	(2,019)	(1,712)
Accrued and other long-term liabilities	(2,410)	(1,872)

Net cash provided by operating activities	10,285	9,715

Cash flows from investing activities:
Purchase of marketable securities	(13,915)	(5,998)
Proceeds from sale of marketable securities	13,979	6,959
Purchase of fixed assets	(1,107)	(1,187)
Proceeds from sales of fixed assets	13	—
Decrease in restricted cash	1,082	374
Cash used for acquisition	(1,914)	—

Net cash provided by (used in) investing activities	(1,862)	148

Cash flows from financing activities:
Principal payments on capital lease obligations	(2)	(12)
Withholding taxes paid on net settlement of vested restricted stock units	(354)	(288)
Proceeds from issuances of common stock	800	262
Cash paid for repurchase of common stock	(58)	(1,000)

Net cash provided by (used in) financing activities	386	(1,038)

Effect of exchange rate changes on cash and cash equivalents	190	(31)

Increase in cash and cash equivalents	8,999	8,794

Cash and cash equivalents:
Beginning of period	17,927	10,656

End of period	$26,926	$19,450

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$593	$1,089

Supplemental disclosure of non-cash information:
Transfer of inventory to fixed assets	$94	$949

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Inventory charges	$352	$167	$1,101	$903

Inventories consisted of the following (in thousands):

	September 30, 2013	December 31 2012
Raw materials	$15,155	$14,783
Work-in-process	2,247	2,684
Finished goods	6,043	6,810

	$23,445	$24,277

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares used to calculate basic net income per share	14,453	14,162	14,339	14,169
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	344	215	349	190

Shares used to calculate diluted net income per share	14,797	14,377	14,688	14,359

Securities not considered as they would have been antidilutive	1,049	1,119	1,044	1,144

Note 4. Product Warranty

We estimate a liability for costs to repair or replace products under warranty for a period of approximately 12 to 24 months when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical product repair costs. The liability for product warranties is included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Warranty accrual, beginning of period	$716	$729
Reductions for warranty charges	(564)	(767)
Additions to warranty reserve	367	909

Warranty accrual, end of period	$519	$871

Note 5. Acquisition of the Reliability Test Product Division of Aetrium Incorporated

On July 31, 2013, we acquired certain assets of the Reliability Test Product (“RTP”) division of Aetrium Incorporated for $1.9 million in cash (the “RTP Acquisition”), and contingent consideration of up to $1.5 million payable between 9 and 18 months from the date of acquisition. The contingent consideration is payable based on the revenue generated by RTP between August 1, 2013 and April 30, 2014 and any claims against the Seller’s indemnification obligations through February 1, 2015. The fair value of the contingent consideration was determined to be $1.3 million as of the acquisition date, with $1.1 million being recorded as Accrued liabilities and $0.2 million being recorded as Other long-term liabilities on our Condensed Consolidated Balance Sheets at September 30, 2013. The fair value of the contingent consideration will be reviewed quarterly, with changes being reflected as a component of Selling, general and administrative expenses.

We believe the RTP Acquisition expands our product portfolio and served available market while leveraging our existing sales and service channel. The results of operations of the RTP Acquisition are included in our Systems segment.

The allocation of the purchase price for the RTP Acquisition was as follows (dollars in thousands):

		Useful Life
Current assets	$1,198	—
Fixed assets	17	2 years
Goodwill	641	—
Other intangible assets:
Core technology	930	5 years
Customer relationships	490	12 years

	1,420
Current liabilities	(62)	—

Net assets acquired	$3,214

The key factor attributable to the creation of goodwill by the transaction is the assembled workforce. All of the goodwill and purchased intangibles are expected to be deductible for income tax purposes. The weighted average amortization period for all intangible assets acquired is 7.4 years.

Transaction costs of $0.2 million associated with the RTP Acquisition were expensed as incurred as a component of Selling, general and administrative expenses.

RTP’s results of operations have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements. Revenue related to RTP since the date of acquisition was $0.1 million in the three and nine-month periods ended September 30, 2013. Earnings information since the date of acquisition was not material to the current period financial statements.

Note 6. Goodwill and Purchased Intangibles Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance, beginning of period	$990	$971
Effect of exchange rate changes	24	19
RTP Acquisition	641	—

Balance, end of period	$1,655	$990

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	September 30, 2013	December 31, 2012
Customer relationships	$3,755	$3,265
Other	3,261	2,331

	7,016	5,596
Less accumulated amortization	(4,495)	(3,986)

	$2,521	$1,610

Purchased intangible amortization was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Intangible amortization	$195	$157	$509	$563

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2013	$159
2014	605
2015	514
2016	315
2017	296
Thereafter	632

$2,521

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation and benefits	$2,162	$2,750
Accrued taxes	441	800
Accrued warranty	519	716
Accrued commissions	325	374
Accrued restructuring costs	1,102	1,144
Contingent consideration	1,100	—
Other	766	856

	$6,415	$6,640

Note 8. Line of Credit

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. At September 30, 2013, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

Note 9. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of sales	$51	$40	$147	$124
Research and development	42	45	142	186
Selling, general and administrative	250	221	926	826

	$343	$306	$1,215	$1,136

Stock Incentive Plans

Stock option activity for the first nine months of 2013 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,128,077	$5.77
Granted	85,000	7.53
Exercised	(144,812)	4.20
Forfeited	(61,144)	4.52

Outstanding at September 30, 2013	1,007,121	6.22

RSU activity for the first nine months of 2013 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2012	350,655	$4.91
Granted	222,375	7.32
Vested	(158,103)	5.26
Forfeited	(29,119)	5.28

Outstanding at September 30, 2013	385,808	6.13

As of September 30, 2013, total unrecognized stock-based compensation related to outstanding, but unvested options and RSUs was $3.0 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Employee Stock Purchase Plan

In January 2013, pursuant to the terms of our 2004 Employee Stock Purchase Plan (“ESPP”), and upon approval by our Board of Directors, the number of shares of our common stock available for purchase under the ESPP was increased from 850,000 to 950,000. Employees purchased 52,161 shares in the first nine months of 2013 for $0.2 million under the ESPP.

Note 10. Stock Repurchase Program

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In the first nine months of 2013, we repurchased $58,000, or 9,800 shares, of our common stock at a weighted-average price of $5.87 per share. As of September 30, 2013, $1.6 million of our common stock remained available for repurchase under this program.

Note 11. Segment Reporting

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the operating income of our Systems sales and our Probes sales. We do not track our assets on a segment level, and, accordingly, that information is not provided.

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$17,500	$10,697	$—	$28,197
Gross profit	$7,470	$5,948	$—	$13,418
Gross margin	42.7%	55.6%	—	47.6%
Income (loss) from operations	$1,981	$3,462	$(3,872)	$1,571

Three Months Ended September 30, 2012
Revenue	$17,432	$9,982	$—	$27,414
Gross profit	$6,729	$5,475	$—	$12,204
Gross margin	38.6%	54.8%	—	44.5%
Income (loss) from operations	$1,970	$2,957	$(3,176)	$1,751

Nine Months Ended September 30, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$55,047	$30,928	$—	$85,975
Gross profit	$22,942	$16,294	$—	$39,236
Gross margin	41.7%	52.7%	—	45.6%
Income (loss) from operations	$6,891	$8,876	$(10,638)	$5,129

Nine Months Ended September 30, 2012
Revenue	$53,618	$28,977	$—	$82,595
Gross profit	$21,330	$15,566	$—	$36,896
Gross margin	39.8%	53.7%	—	44.7%
Income (loss) from operations	$7,439	$7,731	$(9,897)	$5,273

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

No customer accounted for 10% or greater of our total revenue from continuing operations in the three or nine-month periods ended September 30, 2013 or 2012.

Note 12. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, and credit risk; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$5,258	Level 2	$3,818	Level 2
Marketable securities – corporate equities	$—	Level 1	$2	Level 1
Marketable securities – U.S. treasury and agency securities	$—	Level 2	$1,502	Level 2
Forward sale contracts for Japanese yen	$509	Level 2	$1,385	Level 2
Forward purchase contracts for euro	$1,285	Level 2	$1,451	Level 2
Contingent consideration related to the RTP Acquisition	$1,300	Level 3	$—	—

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

The fair value of the contingent consideration related to the RTP Acquisition is determined based on the present value of probability weighted payments expected to be made under the terms of the agreement.

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first nine months of 2013.

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2012 and June 30, 2013	$—
Addition related to contingent consideration for RTP acquisition	1,300
Increase in contingent consideration due to re-measurement	—

Balance at September 30, 2013	$1,300

Note 13. Restructuring Accrual

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Nine Months Ended September 30, 2013	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Lease abandonment	$3,034	$112	$(844)	$—	$2,302

As of September 30, 2013, approximately $1.2 million of total accrued restructuring costs are included in Other long-term liabilities. The remainder is classified as a component of Accrued liabilities. We expect the lease abandonment costs will be paid by the end of 2015.

Note 14. Recent Accounting Guidance

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

Note 15. Subsequent Event

Acquisition of ATT Advanced Temperature Test Systems GmbH (“ATT Systems”)

On October 1, 2013, we acquired all of the outstanding shares of ATT Systems for total consideration of 9.2 million euro, or approximately $12.4 million, net of cash acquired of approximately 0.4 million euro, and 1.6 million shares of our common stock with a value of $14.5 million. Approximately 8.8 million euro were paid at closing, with the remaining 0.8 million euro to be paid over 24 months, subject to adjustments for working capital and any claims related to representations and warranties. Transaction costs of $0.4 million through September 30, 2013 were expensed as incurred as a component of Selling, general and administrative expenses.

The required financial statements of ATT Systems and the related pro forma financial information will be filed on a Form 8-K with the Securities and Exchange Commission as soon as practicable, but not later than December 17, 2013, which is the permitted 71 calendar days from the date that the Form 8-K announcing the ATT Systems acquisition was due.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: industry prospects; future results of operations, including estimated revenue for the quarter ending December 31, 2013; our future financial position; our expectations and beliefs regarding future revenue growth; our estimated timeline for payment of lease abandonment costs; the future impact of any off-balance sheet arrangements; our estimated costs to repair or replace products under warranty; our strategies and intentions and potential sources of funds regarding acquisitions; our belief that the RTP Acquisition will expand our product portfolio and served available market; our accounting and tax policies and the impact of adoption of accounting guidance, if any, on our financial position, results of operations or cash flows; potential charges to write down inventory in future periods; our future capital requirements and fixed asset additions for 2013, including for production-related equipment, research and development tools, business information systems and information technology equipment; seasonality of our revenues and expected increases in revenue recognition in the last month of each quarter; and our ability to meet our cash requirements for the next 12 months and for the foreseeable future. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments and customer orders; constraints on availability of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 4, 2013.

General

We design, develop, manufacture and market advanced wafer probing and reliability solutions for the electrical measurement and testing of high performance semiconductor devices. Our products enable precision on-wafer measurement of integrated circuits. Our products are typically used in the early phases of the development of semiconductor processes where the accuracy and repeatability of measurements is critical to achieving yield from advanced process nodes. We design, manufacture and assemble our products in Beaverton, Oregon, North St. Paul, Minnesota, and Dresden, Germany and maintain global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

We operate in two business segments: Systems and Probes. Sales of our probe stations and reliability test systems are included in the Systems segment and sales of our analytical probes and production probe cards are included in the Probes segment.

Probe stations provide precise and accurate measurement of semiconductor electrical characteristics during device design or when optimizing the chip fabrication process. Reliability test systems are used during fabrication process definition and monitoring to assess the intrinsic reliability of materials and devices. Our probe stations and reliability test systems are highly configurable. Probe stations are typically sold with various accessories, including our analytical probes, as well as accessories from third parties. In addition, we design and build custom probe stations to address the specific requirements of our customers. We also generate revenue through the sale of service contracts for our stations.

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

Recent Acquisitions

On July 31, 2013, we acquired certain assets of the Reliability Test Product (“RTP”) division of Aetrium Incorporated for $1.9 million in cash (the “RTP Acquisition”), and contingent consideration of up to $1.5 million payable between 9 and 18 months from the date of acquisition. We believe the RTP Acquisition expands our product portfolio and served available market while leveraging our existing sales and service channel. The results of operations of the RTP Acquisition have been included in our Systems segment. Revenue related to RTP since the date of acquisition was $0.1 million in the three and nine-month periods ended September 30, 2013. Earnings information since the date of acquisition was not material to the current period financial statements. For additional information about the RTP Acquisition, see Note 5 of Notes to Condensed Consolidated Financial Statements.

On October 1, 2013, we acquired all of the outstanding shares of ATT Systems for total consideration of (a) 9.2 million euro (or approximately $12.4 million), net of cash acquired of approximately 0.4 million euro and (b) 1.6 million shares of our common stock with a value of $14.5 million. Approximately 8.8 million euro were paid at closing, with the remaining 0.8 million euro to be paid over 24 months. Transaction costs of $0.4 million through September 30, 2013 were expensed as incurred as a component of Selling, general and administrative expenses. For additional information about the ATT Acquisition, see Note 15 of Notes to Condensed Consolidated Financial Statements.

Overview

Revenue in the first nine months of 2013 increased to $86.0 million compared to $82.6 million in the first nine months of 2012, as a result of increased revenue in both our Probes segment and our Systems segment. Income from operations was $5.1 million in the first nine months of 2013 compared to $5.3 million in the first nine months of 2012.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $34 million to $38 million for the fourth quarter of 2013.

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

Results of Continuing Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.4	55.5	54.4	55.3

Gross profit	47.6	44.5	45.6	44.7
Operating expenses:
Research and development	9.8	10.1	9.2	9.7
Selling, general and administrative	32.3	28.0	30.5	28.6

Total operating expenses	42.0	38.1	39.7	38.3

Income from operations	5.6	6.4	6.0	6.4
Other income (expense), net	0.4	(0.4)	(0.3)	(0.6)

Income before income taxes	5.9	6.0	5.7	5.7
Income tax expense (benefit)	—	0.6	0.3	0.4

Net income	6.0%	5.5%	5.4%	5.3%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$17,500	$10,697	$—	$28,197
Gross profit	$7,470	$5,948	$—	$13,418
Gross margin	42.7%	55.6%	—	47.6%
Income (loss) from operations	$1,981	$3,462	$(3,872)	$1,571

Three Months Ended September 30, 2012
Revenue	$17,432	$9,982	$—	$27,414
Gross profit	$6,729	$5,475	$—	$12,204
Gross margin	38.6%	54.8%	—	44.5%
Income (loss) from operations	$1,970	$2,957	$(3,176)	$1,751

Nine Months Ended September 30, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$55,047	$30,928	$—	$85,975
Gross profit	$22,942	$16,294	$—	$39,236
Gross margin	41.7%	52.7%	—	45.6%
Income (loss) from operations	$6,891	$8,876	$(10,638)	$5,129

Nine Months Ended September 30, 2012
Revenue	$53,618	$28,977	$—	$82,595
Gross profit	$21,330	$15,566	$—	$36,896
Gross margin	39.8%	53.7%	—	44.7%
Income (loss) from operations	$7,439	$7,731	$(9,897)	$5,273

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Revenue	2013	2012	Change	% Change
Systems	$17,500	$17,432	$68	0.4%
Probes	10,697	9,982	715	7.2%

Total	$28,197	$27,414	$783	2.9%

	Nine Months Ended Sept. 30,		Dollar
Revenue	2013	2012	Change	% Change
Systems	$55,047	$53,618	$1,429	2.7%
Probes	30,928	28,977	1,951	6.7%

Total	$85,975	$82,595	$3,380	4.1%

Systems

The increase in Systems revenue in the three-month period ended September 30, 2013, compared to the same period of 2012, was primarily due to the RTP Acquisition during the third quarter of 2013. Revenue related to the RTP Acquisition for the third quarter of 2013 was $0.1 million.

The increase in Systems revenue in the nine-month period ended September 30, 2013, compared to the same period of 2012, was primarily related to an increase in average selling price (“ASP”) due to product sales mix and a decrease in discounts. We sold a higher number of 300mm and special application systems as a percentage of total sales in the nine-month period ended September 30, 2013 than in the comparable period of 2012. The increase in revenue was negatively impacted by an overall decrease in unit sales.

Probes

The increases in Probes revenue in the three and nine-month periods ended September 30, 2013, compared to the same periods of 2012, were primarily the result of increases in sales volume, partially offset by decreases in ASP due to changes in sales mix and changes in foreign currency exchange rates. We sold a higher number of lower-priced small core probes as a percentage of total sales in the three and nine-month periods ended September 30, 2013 than in the comparable periods of 2012 due to an increased number of design wins.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Cost of Sales	2013	2012	Change	% Change
Systems	$10,030	$10,703	$(673)	(6.3)%
Probes	4,749	4,507	242	5.4%

Total	$14,779	$15,210	$(431)	(2.8)%

	Nine Months Ended Sept. 30,		Dollar
Cost of Sales	2013	2012	Change	% Change
Systems	$32,105	$32,288	$(183)	(0.6)%
Probes	14,634	13,411	1,223	9.1%

Total	$46,739	$45,699	$1,040	2.3%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Margins	2013	2012	2013	2012
Systems	42.7%	38.6%	41.7%	39.8%
Probes	55.6%	54.8%	52.7%	53.7%
Overall	47.6%	44.5%	45.6%	44.7%

Systems

The increases in Systems gross margins in the three and nine-month periods ended September 30, 2013, compared to the same periods of 2012, were primarily due to decreases in discounts, material costs and warranty costs, and increases in factory utilization due to shifts in product mix, which resulted in lower unallocated fixed costs recorded as a period expense in cost of sales. Gross margins in the three and nine-month periods ended September 30, 2013 were negatively impacted by increases in inventory reserve charges for excess and obsolete inventory.

Probes

The increase in Probes gross margins in the three-month period ended September 30, 2013, compared to the same period of 2012, was primarily due to higher sales volume, which resulted in lower unallocated fixed overhead costs recorded as a period expense in cost of sales, partially offset by changes in sales mix.

The decrease in Probes gross margins in the nine-month period ended September 30, 2013, compared to the same period of 2012, was primarily due to changes in sales mix and changes in foreign currency exchange rates, partially offset by higher sales volume, which resulted in lower unallocated fixed overhead costs recorded as a period expense in cost of sales.

Overall

The overall increases in gross margins in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were a result of the fluctuations in Systems and Probes gross margins as discussed above.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2013	2012	Change	% Change
Research and development	$2,750	$2,778	$(28)	(1.0)%

	Nine Months Ended Sept. 30,		Dollar
	2013	2012	Change	% Change
Research and development	$7,900	$7,995	$(95)	(1.2)%

Research and development for the three-month period ended September 30, 2013 was consistent with the same period of 2012, as a $0.2 million decrease in project-related expenses was offset by a $0.2 million decrease in government grant reimbursements.

The decrease in research and development for the nine-month period ended September 30, 2013 compared to the same period of 2012 was primarily due to a $0.3 million decrease in project-related expenses, partially offset by a $0.2 million decrease in government grant reimbursements.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2013	2012	Change	% Change
Selling, general and administrative	$9,097	$7,675	$1,422	18.5%

	Nine Months Ended Sept. 30,		Dollar
	2013	2012	Change	% Change
Selling, general and administrative	$26,207	$23,628	$2,579	10.9%

The increase in SG&A expense in the three-month period ended September 30, 2013, compared to the same period of 2012, was primarily due to a $0.6 million increase in acquisition related costs, a $0.4 million increase in salaries and benefits, and a $0.3 million increase in internal and external sales commissions.

The increase in SG&A expense in the nine-month period ended September 30, 2013, compared to the same period of 2012, was primarily due to a $1.0 million increase in salaries and benefits, a $0.6 million increase in acquisition related costs, a $0.4 million increase in travel, meals and entertainments expenses, a $0.4 million increase in external and internal sales commissions, a $0.2 million increase in demo expense, and a $0.1 million increase in stock-based compensation, partially offset by a $0.1 million decrease in amortization expense and a $0.1 million decrease in severance expense.

In addition, the nine-month period ended September 30, 2013 included a $0.1 million charge related to an adjustment to our lease restructuring reserve, compared to no similar charge in the 2012 period.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income, net	$18	$7	$40	$26
Foreign currency losses	(15)	(62)	(705)	(496)
Gains (losses) on foreign currency forward contracts	111	(39)	461	(45)
Other	(9)	(8)	(25)	(20)

	$105	$(102)	$(229)	$(535)

Interest income, net primarily represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax expense (benefit)	$(7)	$153	$284	$329
Income tax expense (benefit) as a percentage of income before income taxes	(0.4)%	9.3%	5.8%	6.9%

Our income tax expense (benefit) in the three and nine-month periods ended September 30, 2013 and 2012 primarily related to estimated tax expense on income in foreign tax jurisdictions. Income tax expense (benefit) for 2013 includes a $0.1 million benefit related to our 2012 federal tax return recorded as a discrete item in the third quarter of 2013.

We periodically evaluate the potential realization of our deferred income tax assets and, if necessary, record a valuation allowance to reduce the net carrying value of such assets to the amount expected to be realized. We evaluated the potential realization of deferred income tax assets as of September 30, 2013 and concluded that the existing valuation allowance was required. It is at least reasonably possible that, within the next twelve months, a review of the objective evidence may indicate that a portion, or all, of our valuation allowance will no longer be required. If such a determination is made, release of the valuation allowance would be recognized as an income tax benefit to continuing operations in the period in which such assessment is made and the amount recognized could be material.

As of September 30, 2013 and December 31, 2012, deferred tax assets totaled $10.4 million and our valuation allowance totaled $9.8 million. Net operating loss carryforwards, on a tax-effected basis, totaled $3.5 million as of September 30, 2013.

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2013 was $10.3 million and primarily consisted of our net income of $4.6 million, net non-cash expenses of $4.8 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $2.7 million to $18.4 million at September 30, 2013, compared to $21.1 million at December 31, 2012, primarily due to the timing of sales and collections.

Inventories decreased by $0.9 million to $23.4 million at September 30, 2013, compared to $24.3 million at December 31, 2012. The decrease in inventory was primarily related to inventory charges of $1.1 million in the first nine months of 2013 for excess and obsolete inventory and sales of finished goods. These decreases were partially offset by $0.9 million of inventory acquired from the RTP Acquisition. If our actual results are significantly different than our current expectations for 2013, we may incur additional charges to write down inventory in future periods.

Deferred revenue decreased by $2.0 million to $1.9 million at September 30, 2013, compared to $3.9 million at December 31, 2012, primarily due to two large orders recognized in the first nine months of 2013 that had previously been deferred.

Other long-term liabilities decreased by $0.8 million to $2.1 million at September 30, 2013, compared to $2.9 million at December 31, 2012, primarily due to a decrease in accrued lease abandonment costs offset partially by a $0.2 million contingent payable related to the RTP Acquisition.

Fixed asset purchases of $1.1 million in the first nine months of 2013 primarily related to production-related equipment, business information systems, research and development tools and information technology equipment. We anticipate fixed asset additions for all of 2013 to be approximately $1.7 million.

In July 2013, we utilized $1.9 million of cash for the RTP Acquisition. Additional contingent consideration of up to $1.5 million will be paid out between 9 and 18 months from the acquisition date. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

In October 2013, we utilized $11.4 million of cash, net of cash acquired, for the acquisition of ATT Advanced Temperature Test Systems GmbH (“ATT Systems”). We may pay an additional $1.0 million prior to the second anniversary of the acquisition date. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information.

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. During the first nine months of 2013, a total of 9,800 shares were repurchased at an average price of $5.87 per share, for a total purchase price of $0.1 million. As of September 30, 2013, $1.6 million remained available for repurchases. This plan does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. At September 30, 2013, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

Changes in our assets and liabilities as presented on our Condensed Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated for our Condensed Consolidated Balance Sheets due to the effects of fluctuating foreign exchange rates.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $32.2 million at September 30, 2013. In addition, we have $10 million available under the LOC as discussed above.

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

Recent Accounting Guidance

See Note 14 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of September 30, 2013 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2013	2014 and 2015	2016 and 2017	2018 and beyond
Operating leases	$13,997	$886	$6,859	$3,481	$2,771
Purchase order commitments(1)	8,630	5,668	2,962	—	—
Forward contracts	1,794	1,794	—	—	—
Fair value of contingent consideration related to RTP acquisition	1,300	—	1,300	—	—

	$25,721	$8,348	$11,121	$3,481	$2,771

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

2.1	Agreement on the Sale and Transfer of All of the Shares in ATT Advance Temperature Test Systems GmbH Dated October 1, 2013. Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on October 3, 2013.

10.1*	Amended executive employment agreement dated July 6, 2013 between Cascade Microtech, Inc. and Michael D. Burger.

10.2	Line of Credit agreement dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc.

10.3	Line of Credit Note dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc.

10.4*	Cascade Microtech, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders filed on April 8, 2013).

10.5*	Cascade Microtech, Inc. 2013 Employee Stock Purchase Plan (Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders filed on April 8, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)