Form 10-K
period 2013-12-31
CASCADE MICROTECH INC
filed 2014-03-05
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $60,026,863 computed by reference to the last sales price ($6.65) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2013).

The number of shares outstanding of the registrant’s common stock as of February 26, 2014 was 16,274,240 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2013 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Company Profile

Our mission is to enable the most challenging measurements required by the semiconductor community. We design, develop, manufacture and market advanced wafer probing, thermal and reliability solutions for the electrical measurement and testing of high performance semiconductor devices. Our products enable precision on-wafer measurement of integrated circuits and are typically used in the early phases of the development of semiconductor processes where the accuracy and repeatability of measurements is critical to achieving yield from advanced process nodes. They are also used in production applications to test semiconductor devices prior to completion of the manufacturing process. We design, manufacture and assemble our products in Beaverton, Oregon, North St. Paul, Minnesota, Munich, Germany, and Dresden, Germany and maintain global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore. We were incorporated in Oregon in 1984 and our shares began trading on the NASDAQ Stock Market in 2004. Our principal executive offices are located at 9100 S.W. Gemini Drive, Beaverton, Oregon 97008.

We operate in two business segments: Systems and Probes. Sales of our probe stations, thermal subsystems and reliability test systems are included in the Systems segment and sales of our analytical probes and production probe cards are included in the Probes segment.

Recent Acquisitions

On July 31, 2013, we acquired certain assets of the Reliability Test Product (“RTP”) division of Aetrium Incorporated for $1.9 million in cash, and contingent consideration of up to $1.5 million payable between 9 and 18 months from the date of acquisition (the “RTP Acquisition”). We believe the RTP Acquisition expands our product portfolio and Served Available Market (“SAM”) while leveraging our existing sales and service channel. For additional information about the RTP Acquisition, see Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

On October 1, 2013, we acquired all of the outstanding shares of Advanced Temperature Test Systems GmbH (ATT Systems) for consideration of (a) 9.6 million euro (or approximately $13.0 million), including cash acquired of 0.4 million euro (or approximately $0.6 million) and (b) 1.6 million shares of our common stock with a value of $14.5 million (the “ATT Acquisition”). Approximately 8.8 million euro (or approximately $11.9 million) was paid at closing, with 0.9 million euro (or approximately $1.2 million) to be paid through October 1, 2015. In addition, in December 2013, a working capital adjustment totaling 0.2 million euro (or approximately $0.2 million) was made as an adjustment to increase the purchase price and was paid in January 2014. ATT Systems is a leader in the design and manufacturing of advanced thermal systems used in the testing of semiconductor wafers and provides enhanced thermal solutions for wafer testing over expanded temperatures that typically range from -65 to 400 degrees centigrade. We believe the acquisition strategically positions the combined company for future system development and access to larger markets. For additional information about the ATT Acquisition, see Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Industry Background

Mobile electronics, including cell phones, tablet devices and laptops, are the prevalent consumers of semiconductor devices and the demands of these portable/mobile devices in terms of reliability and performance continue to accelerate. Increasingly, significant data is required to ensure the performance and reliability of these devices. Total worldwide sales of mobile electronic devices reached $317.9 billion, up nearly 5% from 2012. An improvement in macroeconomic conditions on a global scale contributed to this improved performance for 2013 over 2012, according to IHS. However, despite increased sales of mobile electronic devices, investments in capital equipment for the semiconductor industry overall declined approximately 13% to $57.3 billion in 2013 compared to 2012 based on reduced spend to support the ramp of 28nm processes. The capital concentrations in semiconductor spend continued to accelerate as the top 10 companies accounted for $48.0 billion of the $57.3 billion spent on equipment in 2013.

Over the next decade, we anticipate four major trends in the semiconductor market:

•	the continued drive to smaller geometries;

•	the drive for more compactness using 3D/TSV (Through Silicon Via) technology;

•	the continued integration of the physical interfaces in the semiconductor device package; and

•	the shift to 450 mm diameter wafers.

We believe that the need for incremental data associated with the smaller geometries, especially associated with the reliability of semiconductor devices, supported our continued growth during 2013 and that we are well positioned to continue to take advantage of these trends.

Advancements in manufacturing technologies, such as smaller semiconductor device elements, new materials and larger wafer sizes have permitted semiconductor manufacturers to achieve greater levels of functionality at a lower cost. These advancements in semiconductor manufacturing technologies have also led to increasing challenges in the design, manufacturing and testing of devices.

Chips are measured and tested multiple times throughout the design and manufacturing process to ensure the integrity of the chip design and the quality of the manufacturing process. Our products enable the testing of chips during design, where precision and accuracy are required in performing diagnoses to improve the design and manufacturing of new products, and during production to monitor the quality of the manufacturing process, where rapid testing at high volumes requires reliability and repeatability to screen out defective parts prior to incurring further costs in packaging and shipping the parts. Our strong presence in engineering test segments also gives us enhanced visibility of new chip processes and applications, thus aiding our planning and development of next generation production tools.

We sell our solutions to most segments of the semiconductor industry, including manufacturers of wireless and wired communications, microprocessors and other logic and memory devices. A substantial portion of our revenue is generated from sales of our probe stations and analytical probes to research and development laboratories of semiconductor manufacturers, as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diverse customer base, with more than 65% of our annual revenues in each of the last three years generated from customers outside of North America, primarily in Taiwan, Japan, Korea, China, Singapore, Germany, France, the United Kingdom and other countries in Asia and Europe.

Sales of our products and our overall operating results depend, in significant part, on the level of capital expenditures related to semiconductor research and development, which in turn depends upon current and anticipated market demand for semiconductor devices. While our financial results are impacted by cycles within the semiconductor industry, we believe our business cycles are typically less pronounced than those of other semiconductor equipment companies. We believe this is due to our greater reliance on our customers’ research and development capital spending and usage of test consumables rather than on our customers spending purely to increase production capacity.

Products

We design, manufacture and sell multiple product lines, including probe stations, thermal subsystems, reliability test systems, analytical probes, production probe cards and various services and accessories. A probe station is typically used in conjunction with our analytical probes to test chips in wafer form, together forming a probing system. Thermal subsystems are an integral component of a probe station when testing over temperature is required. Analytical probes and production probe cards electrically connect test equipment to the devices under test and are sold as consumable test tooling, which are mounted into probe stations.

Probe Stations. Probing systems are required in the development of new generations of semiconductor processes and designs, and we expect that the demand for systems will continue to grow with the increasing complexity of new processes and designs. The process development complexities and costs have continually increased as each generation of semiconductor processes has required the integration of more layers of smaller chip elements incorporating a longer list of new materials. Probing systems are a fundamental tool for characterizing and verifying the electrical performance and reliability of the new chip elements.

We offer probe stations for 300 mm, 200 mm and 150 mm or smaller wafer sizes. Probe stations are highly configurable depending upon the size and type of wafer, the particular characteristics of the device design that the customer is testing, the required measurements, the temperatures at which the device is tested and the test equipment that the customer is using. Our probe stations are available in manual, semi- and fully-automated configurations. Our CM300 probe station, introduced in January, 2013, represents the first time the flexibility and accuracy of an analytical prober is combined with the automation required to handle full cassettes of 300 mm wafers. Additionally, the CM300 is scalable from semi-automated to a cluster configuration (two fully- automated probers served by a shared Front Opening Universal Pod (“FOUP”) for silicon wafers and thermal control) in the field. The CM300 delivers new levels of capabilities to our traditional engineering market. Our APS200TESLA probe station, which was introduced in June 2012, combines our BlueRay production automation technology with the capabilities of our Tesla on-wafer power device measurement technology to deliver a complete on-wafer production solution to address the test challenges of discrete power devices. This market is growing rapidly based on demand for hybrid and electric cars and other “green” technologies such as high speed trains and wind turbines. The APS200TESLA expands our footprint in the production test market, which is substantially larger than the engineering markets we have traditionally served.

We believe that we have significant market share by revenue in probing stations worldwide. We typically offer the widest product options and the best electrical measurement performance for most engineering test requirements.

Thermal Subsystems – Our thermal subsystems are designed and produced by ATT Systems, a wholly-owned subsidiary based in Munich, Germany, which we acquired in October 2013. ATT Systems produces thermal chuck systems used in probe stations, as well as specific systems for testing electronic components, hybrids, PCBs or other assemblies at the test site. Designed for thermal and mechanical stability and precision, our thermal subsytems offers the following ranges of modular solutions that can be used in new installations, as well as upgrades to existing equipment:

•

A-Series: value-priced, air-cooled thermal chuck systems for a temperature range between -30°C and +400°C. The basic product offers an active-cooled chuck system without an external chiller for a temperature range between +25°C and +200°C at a lower price.

•	C-Series: air-cooled thermal chuck systems for applications where a wide temperature range between -60°C and +300°C is needed in a single system.

•

M-Series: designed for high power applications where a wide temperature range of -65°C and +300°C is needed. Each system contains a high-performance liquid-cooling unit. The optional Dry Air Kit and the Dew Point Control, which are available for the major prober systems, enable moisture free testing at low temperatures.

•	P-Series: line of peltier-based thermal chuck systems for a temperature range between -65°C and +150°C where high temperature uniformity is required.

Reliability Test Systems – We acquired our reliability test products in July 2013 as part of the RTP Acquisition. Our reliability test products continue to be designed and manufactured in St. Paul, Minnesota. The 1164 Reliability Test System is a modular and scalable test platform that can be used in a wide range of reliability test applications, including Electro Migration (EM), Stress Migration (SM), Time Dependent Dielectric Breakdown (TDDB), Stress Induced Leakage Current (SILC) and Bias Temperature Instability (BTI). Each system consists of up to 64 individual application modules, which can be run in parallel and autonomously from one another, each paired with our unique Notebook Oven. Software analyzes the data gathered by the test products to statistically estimate failure times. In addition to the 1164 Reliability Test System, we also offer the Symphony Wafer Level Reliability (WLR) Test System which, when combined with either an automated or semi-automated probe station, and our Conductor software, provides users with the necessary tools for automated and unattended WRL testing to shorten product development cycles and enhance product quality. Test modules are common to both the 1164 and Symphony systems.

We believe these products offer the best throughput and lowest overall cost-of-test of any comparable reliability testing solutions.

Production Probe Cards. A production probe card temporarily connects one or more die or integrated circuits (“ICs”) on a wafer under test to a high-volume production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing; thus, probe cards are a consumable in the semiconductor test process. Depending upon the test environment, production probe cards can last for several hundred thousand to roughly one million contact cycles. Production card sales are driven by production unit volumes and the various test steps of the ICs being produced.

Our Pyramid Probe® card product line offers high electrical speed performance and is commonly used in wireless chip applications. Factors driving wireless and radio frequency (“RF”) device probing include the growth of wireless consumer devices, such as smartphones and tablets, the trend to more thoroughly test these designs at the wafer level due to increasing use of advanced packaging and the trend to test more devices in parallel with one probe card, thus more efficiently employing the components of the test cell.

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

Customers and Geographic Information

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and probe stations for research and development. They also purchase, or direct their foundries to purchase, our Pyramid Probe cards to test wafers manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 30 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, host seminars on topics such as measurement techniques and make proactive service calls. This close interaction has helped us build what we believe is a consistently loyal customer base. More than 1,000 companies purchased our products in 2013.

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

In 2013, 2012 and 2011, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 33%, 29% and 32% of our total revenue in 2013, 2012 and 2011, respectively.

International sales accounted for more than 65% of our total revenue in each of 2013, 2012 and 2011. Geographic revenues were as follows:

Year Ended December 31,	2013	2012	2011
United States	31.4%	29.6%	26.1%
Asia Pacific	42.3%	45.4%	47.7%
Europe	23.6%	22.8%	23.5%
Other	2.7%	2.2%	2.7%

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2013	2012	2011
United States	$7,737	$9,156	$11,156
Asia Pacific	120	223	304
Europe	15,768	1,034	801

	$23,625	$10,413	$12,261

Segments

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the operating income of our Systems segment and our Probes segment. Sales of our probe stations, reliability test systems and thermal subsystems are included in the Systems segment. Sales of our analytical probes and production probe cards are included in the Probes segment. We do not track our assets on a segment level, and, accordingly, that information is not provided. The sale of our Sockets operations in September 2011 was accounted for as discontinued operations and, accordingly, the results of operations related to the Sockets operations have been eliminated from the segment financial data below.

Revenue, gross profit and operating income information from continuing operations by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Year Ended December 31, 2013
Revenue	$79,229	$40,781	$—	$120,010
Gross profit	$33,177	$21,547	$—	$54,724
Gross margin	41.9%	52.8%	—	45.6%
Income (loss) from operations	$11,029	$11,568	$(15,264)	$7,333

Year Ended December 31, 2012
Revenue	$74,368	$38,595	$—	$112,963
Gross profit	$29,391	$20,560	$—	$49,951
Gross margin	39.5%	53.3%	—	44.2%
Income (loss) from operations	$10,370	$10,158	$(12,971)	$7,557

Year Ended December 31, 2011
Revenue	$75,837	$28,773	$—	$104,610
Gross profit	$27,985	$13,431	$—	$41,416
Gross margin	36.9%	46.7%	—	39.6%
Income (loss) from operations	$11,002	$484	$(15,676)	$(4,190)

Technology

We are a leading innovator in developing electrical measurement and production tools for on-wafer test. One of our stated growth strategies is to continue to develop next-generation technologies and to increase our value to our customers through providing Integrated Measurement Solutions. We have focused our research and development efforts on enabling our customers to make more precise electrical measurements in less time, on smaller and more densely packed devices, and with greater reliability over temperature.

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

•

Precision On-Wafer Measurements. In 1993, we were first to commercialize a shielded probe station utilizing our patented MicroChamber technology that increased thermal measurement productivity by 10 times and current measurement resolutions by 1,000 times. Many of our engineering probe stations feature MicroChamber technology, which ensures a dark, electrically noise-free measurement environment to enable low-current measurements over a wide thermal range. Our engineering probe stations also incorporate our proprietary low-noise thermal chuck technologies that increase measurement integrity and reduce the time required to take precise measurements. In 2008, we introduced our Elite 300 probe station which improved low-current and low-voltage measurements. With our acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”) in 2010, we further enhanced our technology capabilities to enable precise measurements at cryogenic temperatures and at various pressure levels.

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

•

Thermal Chuck Systems for Wafer Test. In October 2013, we acquired ATT Systems, which is a leader in the manufacturing of advanced thermal systems used in the testing of semiconductor wafers. These systems are used in wafer probing for engineering test, characterization, and production. This precise control over a wide thermal range enables measurements and tests over extended operating conditions and is a key part of the value proposition for semiconductor wafer test. As geometries have scaled and adoption of new devices, such as FinFETs and 3D structures, increase, the test over temperature and reliability testing at an extended high temperature range is becoming ever more important. We expect this trend for increased thermal test to continue.

Reliability Test Instrumentation. In July 2013, we acquired RTP, which specializes in package- and wafer-level reliability (WLR) solutions for wafer process technologies and strengthens our position as a worldwide leader in the design, development and manufacture of advanced wafer probing solutions for the electrical measurement and test of semiconductor integrated circuits. We believe that the RTP technology will facilitate execution of our strategy of delivering Integrated Measurement Solutions that address emerging requirements at advanced semiconductor nodes, in part due to the complimentary nature of the reliability test products with our systems business of precision on-wafer measurements and the recently acquired thermal chuck systems for wafer test.

Sales, Marketing, Service and Support

We sell our probe stations, thermal subsystems, reliability test systems, analytical probes, and production probe cards through a combination of manufacturers’ representatives, distributors and direct sales people. Manufacturers’ representatives are independent third parties that agree to sell our products at our prices and on terms set by us, in return for a commission based on sales. We typically use manufacturers’ representatives in areas that we believe require greater levels of customer support than we can deliver from our own sales offices and where local language capabilities offer our customers an advantage. Distributors purchase our products and resell them at prices and upon terms set by the particular distributor. We typically use distributors where local regulations or business customs require local stocking of service parts, more immediate service support or other local services. Finally, our direct sales force is made up of our salaried and commissioned employees.

We work closely with our customers to select the most appropriate product or solution which best fits their application. Sales of our engineering test solutions require significant interaction with our customers’ engineering labs and knowledge of their product and process development schedules and systems, as well as the ability to provide on-site demonstrations. We also may assist our customers in the design requirements for their products to enhance testability. Sales of our production test solutions require significant interaction with customer production test managers, knowledge of their specific product details and hands-on support, particularly for new customers. Our production customers generally undertake an extensive evaluation of new probe and prober technology before adoption. Our sales managers are experienced sales professionals with in-depth technical training, customer knowledge and industry expertise. The technical sophistication of our products requires us to provide substantial training to our manufacturers’ representatives, distributors and sales staff. We devote considerable effort and resources to developing a highly trained sales force that is responsive to our customers’ changing needs.

We focus our marketing efforts on developing a deep understanding of our customers’ processes and use cases such that our products and offerings are closely aligned with the emerging needs of advanced designers and manufacturers of semiconductor devices. Additionally, we focus on building awareness of our products among these customers. We market our products and capabilities by participating in trade shows, providing product and technical information in print and on our website, hosting technical and product seminars, advertising in trade publications and using direct mailings. In addition, our marketing staff performs market research and product planning. We also participate in joint sales and marketing activities with the leading complementary equipment and software suppliers to offer our customers complete test solutions. These relationships benefit us because they can lead to broader awareness and increased sales of our products.

Our products are sold generally with a 12 month warranty. Customers may purchase an extended warranty from one to five years for certain products at the time of purchase. The extended warranty starts when the standard warranty ends. We also offer service contracts for our products of one year or more in duration, which can be purchased at any time after the expiration of any warranty. We employ service engineers in each of the four regions (Americas, Pacific Rim, Japan, Europe) in which we have sales and service divisions. We also contract with independent service representatives to provide product service in some foreign countries. Our Applications Engineers closely collaborate with our customers to help our customers optimize their use of our products in advanced applications. This collaboration enhances our early comprehension of emerging needs and affects our ability to address these needs with product features.

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development (“R&D”) and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expense was $11.0 million in 2013, $11.0 million in 2012 and $11.8 million in 2011. We are currently devoting substantial resources to enhance the functionality of our probe stations and developing new products to expand our served markets. We are also devoting substantial resources to production probe cards that address non-RF applications. Our product development is conducted against a Product Life Cycle process that requires rigor in achievement of observable milestones to exit each development phase; this process permits us to explore new product concepts quickly and make efficient use of both R&D and marketing resources.

On December 31, 2013, we employed 63 research and development engineers. We conduct research and development for all of our product lines at our facilities in Oregon, Minnesota and Germany.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly at our facilities in Oregon, Minnesota and Germany. We outsource the manufacturing and assembly of some products and components to the extent we can purchase them at a cost that is lower than our cost to produce them, and still meet the expectations and requirements of our customers. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

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

Competition

The markets for our products are highly competitive. We anticipate that these markets will continually evolve and be subject to rapid technological change.

Probe Stations. Our primary competitors are Vector Semiconductor Co. Ltd., Signatone Corporation, MPI Corporation, Tokyo Seimitsu Co., LTD/Accretech, Tokyo Electron (“TEL”), The Micromanipulator Company Inc. and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the probe station market are measurement accuracy and versatility, measurement speed, automation features, knowledge of measurement techniques, completeness of the measurement solutions, delivery time and price. We believe that we compete favorably with respect to these factors.

Thermal Subsystems. In the market for thermal subsystems, we compete principally against ERS Electronic, GmbH, Temptronic Environmental Test Chambers and Espec Corp. In addition, many of the probe station competitors identified above develop and produce their own thermal subsystems for use in their products. We believe the primary competitive factors in this market are thermal performance, reliability, flexibility and completeness of product offerings. We believe that we compete favorably in these areas.

Reliability Test Systems. Our reliability test products compete against a number of competitors including Qualitau, Inc., STAr Technologies, Inc., Reedholm Instruments Co. and Chiron Technology Pte.Ltd. We believe the primary competitive factors in this market involve build quality, scalability and the ability to properly correlate results between package level and wafer level reliability. We believe our solutions complete favorably with respect to these factors.

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

Production Probe Cards. Competition in the non-memory production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete in the “advanced probe card” segment with product offerings of other probe card vendors, including Feinmetall GmbH, FormFactor Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd., Micro Square Technology Inc., PHICOM Corporation, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc. and others. At least four probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd. and PHICOM Corporation, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of the customer evaluation process, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe card market depend upon the type of integrated circuit being tested, but also include customer service, knowledge of measurement techniques, delivery time, price, probe card lifetime, chip damage, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of any required cleaning. We believe that we compete favorably in the advanced probe card segment, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test applications.

Intellectual Property

A large part of our success depends on innovation and protecting proprietary technology. Our products do not depend on individual patents, but instead rely on a diverse intellectual property portfolio. We work actively both in the U.S. and internationally to ensure protection and enforcement of copyright, trademark, trade secret, and patent rights that apply to electrical measurement reliability and integrity, electrical shielding, and the Pyramid Probe contact structure and production process. As of December 31, 2013, we had over 200 active U.S. and foreign patents and over 125 pending patent applications. In addition, we regard certain processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

We invest in innovation that focuses on emerging needs in advanced wafer probing solutions. We seek to protect our intellectual property as we develop solutions to meet the needs of the market, anticipate new technological trends, and seek to drive broad adoption of our products and services we create. Our policy is to seek patent protection when we believe we can achieve a significant business advantage from inventions involving new products and improvements to existing products as part of our ongoing engineering and research and development activities.

While some types of intellectual property, like patents, expire or lapse, we believe our continuing product improvement and development is not materially dependent on any single patent. We continuously pursue protection of our development in new products, tools, and platforms as they evolve to meet market needs. We see significant opportunities to continue to grow our intellectual property as testing solutions demand higher quality, reliability and increasingly complex and high-speed measurements.

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

Employees

As of December 31, 2013, we had a total of 426 employees. Of these employees, 239 were located in the United States, 142 were in located in Germany, 15 were located in Singapore, 14 were located in Japan, 8 were located in Taiwan and 8 were located in other counties. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees are subject to a collective bargaining agreement. However, certain employees at our manufacturing facility near Dresden, Germany, are represented by a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.

Environmental Matters

As part of our manufacturing operations, we have handled and continue to handle materials that are considered hazardous or toxic under federal, state and local laws and regulations, and we are subject to environmental laws and regulations related to the sale, use, storage, discharge, disposal and human exposure to such materials. We believe we are in compliance with the environmental laws and regulations applicable to the conduct of our business and operations. However, there can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of human error, equipment failure or other causes. The risk of a release of hazardous or toxic materials cannot be completely eliminated, and if such a release occurs, we could be held financially responsible for the cleanup or other consequences of the release. We are not aware of any releases of hazardous or toxic materials at any of our facilities that could reasonably be expected to result in any material liabilities to us.

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

Backlog

Our backlog consists of purchase orders we have received for products and services with scheduled delivery dates that we expect to ship and deliver or perform in the future. On December 31, 2013, our backlog was $34.4 million compared with $28.8 million on December 31, 2012. We typically ship our products within two months of receipt of a customer’s purchase order. Accordingly, we expect to deliver nearly our entire December 31, 2013 backlog in 2014. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain both historical information and forward-looking statements. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking, including, among others, statements regarding:

•

industry prospects and trends, and our ability to take advantage of those prospects and trends, including: the drive to smaller geometries, the drive for more compactness using 3D/TSV technology, the continued integration of the physical interfaces into the semiconductor device package, the shift to 450 mm diameter wafers, and the increased demand for hybrid and electric cars and other “green” technologies;

•	increasing demand for smartphones, tablets, set-top boxes and automotive electronics;

•	our growth strategies and prospects, including the continued growth of industry demand for our products;

•	the future capabilities, functionality and competitive advantages of our products and services;

•

results and benefits of the RTP Acquisition and the ATT Acquisition, the prospects for related markets served, the ability of those acquisitions to achieve anticipated goals, and the market position and advantages of related products;

•	our accounting and tax policies;

•	our future capital requirements;

•	the way our business cycles compare to those of our industry in general;

•	the anticipated growth in the demand for probing systems;

•	the significance of our probing station market share and product offering, and the results of our electrical measurement performance;

•	the continued strength of our relationships with customers;

•	our anticipated spending on research and development;

•	the seasonal fluctuations in our business;

•	the timing of product delivery and delivery of backlog;

•	our expectations regarding sublease income;

•	our anticipated fixed asset additions in 2014; and

•	our ability to meet cash requirements;

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

Our revenue is difficult to forecast because we generally do not have a sufficient backlog of unfilled orders for our probe stations, thermal subsystems, reliability test systems analytical probes and production probe cards to meet our quarterly revenue targets at the beginning of a quarter. Historically, a significant portion of our revenue in any quarter depends upon customer orders that we receive and fulfill in that quarter, which is typically weighted in the last month of the quarter. In addition, because our expense levels are based in part on our expectations as to future revenue and, to a large extent, are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue in relation to our expectations and the expectations of analysts or investors could hurt our operating results and result in a decline in the price of our common stock.

We may make business acquisitions, or other investments in technologies and products, that could be unsuccessful, costly and dilute shareholder value.

Our growth strategy includes our potential acquisition of, or making investments in, complementary technologies, products or businesses. In July 2013 we completed the RTP Acquisition for $1.9 million in cash and contingent consideration of up to $1.5 million, and, in October 2013, we completed the ATT Acquisition for cash consideration of approximately $13.2 million and 1.6 million shares of our common stock with a value of $14.5 million.

We have limited experience negotiating or completing acquisitions or investments or managing the integration of acquisitions. Accordingly, we may be unable to successfully complete or integrate any such transactions we may pursue or complete, including the RTP Acquisition and the ATT Acquisition, and our failure to do so could harm our business, operating results and financial condition. The success of any future acquisitions or investments will depend upon our ability to identify, negotiate, complete and integrate these transactions and, if necessary, to obtain satisfactory debt or equity financing to fund them. Any acquisitions or investments we undertake, including the RTP Acquisition and the ATT Acquisition, will involve numerous risks, which may include any of the following:

•	disruption of our ongoing business, including diversion of management’s attention during negotiation of the transaction and during post-transaction integration;

•	costs, delays and difficulties of integrating any acquired company’s operations, products, technologies and personnel into our existing operations and organization;

•	difficulties in maintaining uniform and applicable standards, controls, procedures and policies;

•	adverse impact on earnings as a result of amortizing the acquired company’s intangible assets or impairment charges related to write-downs of goodwill related to an acquisition;

•	issuances of equity securities or the incurrence of debt to pay for acquisitions or investments, which may be dilutive to existing shareholders or increase our financial leverage and interest expense;

•	potential loss of customers, suppliers, partners or key employees;

•	impact on our operating results or financial condition due to the timing of the acquisition or investment or failure to meet operating expectations for acquired businesses or investments;

•	assumption of unknown liabilities of the acquired company or becoming subject to adverse tax consequences; and

•	the entry into geographic or business markets in which we have little or no prior experience.

Any acquisitions of or investments in technologies, products or businesses, including the RTP Acquisition and the ATT Acquisition, may not generate sufficient revenue to offset the associated costs of the acquisition or may result in other adverse effects that would harm our business, operating results and financial condition.

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

The markets for our products are highly competitive, and we expect competition to continue in the future. Our existing competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. Increased competition could result in pricing pressures, reduced sales, margins or competitive position or failure to achieve or maintain widespread market acceptance of our products, any of which could prevent us from growing our business and adversely affect our operating results. Some of these competitors may use a strategy of intensive discounting to help maintain, or even increase, their revenue and customer base. Consolidation of our competitors could result in new competitors which may have stronger product lines, a more robust service infrastructure and the financial ability to increase discounts.

The consolidation of our customer base could adversely affect our revenues and results of operations.

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

Our top four customers accounted for a total of 17% and 14%, respectively, of our revenue in 2013 and 2012. Our customer base is less diversified in probes than in systems. Typically, our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of, or a material reduction in purchases by, any of our significant customers.

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

Our revenues are largely based on the sale of a small number of product units.

We derive a substantial portion of our revenue from the sale of a relatively small number of products. Accordingly, our revenues, margins and other operating results could fluctuate significantly from quarter to quarter depending upon a variety of factors in addition to those described above, including:

•	changes in the timing of orders and terms or acceptance of product shipments by our customers;

•	changes in the mix of products and services that we sell;

•	timing and market acceptance of our new product introductions; and

•	delays or problems in the planned introduction of new products, or in the performance of any such products following delivery to customers.

As a result of these risks, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance.

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

We obtain some of the materials, components and subassemblies used in our products from a single source or a limited group of suppliers. From time to time, we may experience difficulties in obtaining these materials, components and subassemblies from some suppliers. In the future, one or more of our suppliers may declare bankruptcy or go out of business due to unusually weak business conditions or other factors or may otherwise be unable to adequately meet our needs, which could force us to source our products from different suppliers. The manufacture of some of the materials, components and subassemblies that we use in our products is a complex process, and in the event that we cannot obtain an adequate supply of these components it would be difficult and time-

consuming to identify and qualify new suppliers. In addition, many of these suppliers are small companies that may be more susceptible to downturns in general economic conditions, thereby increasing the risks of product and shipment delays, increased costs or loss of suppliers.

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

We manufacture most of our products in our facilities located in Oregon, Minnesota and Germany. Our manufacturing processes are complex and require sophisticated and costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our facilities, whether due to technical or labor difficulties, relocation or destruction of or damage to the facilities as a result of an earthquake, fire or any other reason, could materially and adversely affect our business, financial condition and results of operations.

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

We must effectively manage our production capacity.

To meet rapidly changing demand in the markets we serve, we must effectively manage our resources and production capacity. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions and effectively manage our supply chain. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. Conversely, when upturns occur in the markets we serve, we may have difficulty rapidly and effectively increasing our manufacturing capacity or procuring sufficient materials to meet any sudden increases in customer demand that could result in the loss of business to our competitors and harm our relationships with our customers. If we are not able to timely and appropriately adapt to changes in our business environment, our business, financial condition or results of operations may be materially and adversely affected.

In the future we may be required to record non-cash asset impairment charges related to our leased facilities and certain long-lived assets if their fair value is reduced below their carrying value on our balance sheet.

As of December 31, 2013, we had fixed assets, goodwill and intangible assets of $37.8 million recorded on our balance sheet. We assess our goodwill annually and we test other long-lived assets when an event occurs indicating the potential for impairment. We have recorded asset impairment charges in the past, and if we record an impairment charge as a result of these analyses in the future, it could have a material adverse impact on our results of operations.

In addition, we recorded restructuring charges during 2013 and 2011 in connection with excess leased facilities, net of estimated sublease income that we believe could be reasonably obtained. If the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made.

In the future, we may incur accounting charges for excess or obsolete inventory.

One factor on which we compete is the ability to meet customer schedules for product shipments. In order to facilitate timely shipping, management forecasts demand, both in type and amount of products, and these forecasts are used to help determine inventory to be purchased. We also order materials based on our technology roadmap, which represents management’s assessment of technology that will be utilized in new products that we develop. If actual demand is lower than forecast with respect to the type or amount of products actually ordered, or both, our inventory levels may increase. As a result, there is a risk that we may have to incur material accounting charges for excess and obsolete inventory if the inventory cannot be used, which would adversely affect our financial results. Also, if we alter our technology or product development strategy, we may have inventory that may not be used under the new strategy, which may also result in material accounting charges.

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

A restructuring or reorganization could result in significant disruption of our business and our relationships with our employees, suppliers and customers could be adversely affected.

We may, in the future, undertake restructuring or reorganization activities in order to improve operating efficiencies and reduce operating costs. Such activities may require significant efforts, including the integration and consolidation of product manufacturing, research and development, sales and marketing efforts and general and administrative activities. These activities could result in the disruption of our business including relationships with employees, suppliers and customers, and result in charges and write-offs, all of which could adversely affect our operating results. There can be no assurance that such activities would be successful or reduce operating costs.

We face economic, political and other risks associated with our international sales and operations, which could materially harm our operating results.

Over the past three fiscal years, we have derived more than 65% of our annual revenue from sales outside the United States, primarily in Taiwan, Korea, Japan and other Asian countries and, to a lesser extent, Europe. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. In the past, the economic climate in some foreign markets, particularly in Asia, has at times quickly and dramatically changed, resulting in a negative effect on our operating results.

Currently, we maintain seven international offices in Europe and Asia, and we may establish new international offices in the future. The risks we face in conducting business internationally include:

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

There have been significant fluctuations in the exchange rates between the dollar and the currencies of the countries in which we do business. While most of our international sales have been denominated in U.S. dollars, over 20% of our sales in 2013 were denominated in foreign currencies, In addition, most of our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries.

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

Additional factors, some of which are partially or completely outside our control, that affect the length of time it takes us to complete a sale, include:

•	the success of our sales force;

•	the history of previous sales to the customer;

•	the timing of final customer acceptance, particularly on new or custom products;

•	the complexity of the customer’s engineering or production processes;

•	the internal technical capabilities and sophistication of the customer; and

•	the capital expenditure budgets of the customer.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty charges totaled $0.8 million, $0.9 million and $1.1 million in 2013, 2012 and 2011, respectively. We may be unsuccessful in seeking reimbursement of a portion of our warranty expense from applicable vendors arising from purchased components, which could adversely affect our operating results.

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

Over the past three fiscal years, we have derived more than 65% of our annual revenue from products sold to customers outside of North America. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. The manner in which we protect our proprietary rights may not be adequate in some foreign countries. Our failure to adequately protect our intellectual property in foreign countries would make it easier for competitors to copy or circumvent our product designs and sell competing products in those countries, which could adversely affect our revenue and cause us to lose customers.

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

As of December 31, 2013, our executive officers and directors and their affiliates beneficially owned greater than 30% of our outstanding shares of common stock. Consequently, these shareholders have substantial influence over the election of our directors and the outcome of corporate actions requiring shareholder approval, such as a merger or a sale of our company or a sale of all or substantially all of our assets. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those of our officers, directors and affiliates. These shareholders will also have significant control over our business, policies and affairs. Additionally, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in companies with controlling shareholders.

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

Change in control severance agreements with certain executive officers and provisions of our articles of incorporation and bylaws and provisions of Oregon law may have the effect of delaying or preventing a merger or acquisition of us, making a merger or acquisition of us less desirable to a potential acquirer or preventing a change in our management, even if the shareholders consider the merger or acquisition favorable or if doing so would benefit our shareholders. In addition, these agreements and provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. The following are examples of such provisions:

•	We have a classified board of directors, which makes it more difficult for a group of shareholders to quickly change the composition of our board;

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

Over time we may identify and correct deficiencies or weaknesses in our internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. Internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that have not been identified by us could emerge and the identification and correction of these deficiencies or weaknesses could adversely affect our operating results. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could adversely affect our business and stock price.

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

We maintain our corporate headquarters and our Probes manufacturing at a 59,000 square foot leased facility that includes a clean room at a site in Beaverton, Oregon. Our lease of this facility expires December 31, 2019. Our Systems manufacturing is primarily performed at a 43,000 square foot leased facility near Dresden, Germany. Our lease of that facility expires December 31, 2017. We lease smaller manufacturing spaces in Munich, Germany and St. Paul, Minnesota, as well as sales and service offices in Japan, Germany, China, Taiwan and Singapore. In addition, we have 58,000 square feet of unused leased space in Beaverton, Oregon that we are attempting to sublease. The lease on the unused space expires December 31, 2015.

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

Stock Prices and Dividends

Our common stock trades under the symbol “CSCD” on the NASDAQ Global Market. The high and low sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2013 was as follows:

2013	High	Low
Quarter 1	$8.00	$5.62
Quarter 2	7.19	6.26
Quarter 3	9.18	6.50
Quarter 4	11.17	8.88

2012	High	Low
Quarter 1	$4.94	$3.14
Quarter 2	5.01	3.91
Quarter 3	6.02	4.21
Quarter 4	5.76	5.00

As of February 26, 2014, there were 48 shareholders of record and approximately 600 beneficial shareholders.

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

	Base	Indexed Returns
	Period	Period Ended
Company/Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Cascade Microtech, Inc.	$100.00	$234.87	$223.08	$174.87	$287.18	$477.95
Semiconductor Peer Group	100.00	180.13	194.14	172.95	181.11	200.80
NASDAQ Composite Index	100.00	143.89	168.22	165.19	191.47	264.84

ITEM 6.	SELECTED FINANCIAL DATA

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

	For the Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Statement of Operations Data
Revenue	$120,010	$112,963	$104,610	$92,597	$51,294
Cost of sales	65,286	63,012	63,194	57,151	31,298

Gross profit	54,724	49,951	41,416	35,446	19,996
Operating expenses:
Research and development	10,961	11,017	11,807	11,815	7,667
Selling, general and administrative	36,430	31,377	33,799	31,739	20,625

Total operating expenses	47,391	42,394	45,606	43,554	28,292

Income (loss) from operations	7,333	7,557	(4,190)	(8,108)	(8,296)
Other income (expense), net	(252)	(749)	572	10	394

Income (loss) from continuing operations before income taxes	7,081	6,808	(3,618)	(8,098)	(7,902)
Provision (benefit) for income taxes	(6,337)	709	180	36	(2,049)

Income (loss) from continuing operations	13,418	6,099	(3,798)	(8,134)	(5,853)
Loss from discontinued operations, net of tax	—	—	(2,004)	(2,205)	(1,796)

Net income (loss)	$13,418	$6,099	$(5,802)	$(10,339)	$(7,649)

Basic income (loss) per share from continuing operations	$0.91	$0.43	$(0.26)	$(0.57)	$(0.44)
Basic loss per share from discontinued operations	—	—	(0.14)	(0.15)	(0.13)

Basic net income (loss) per share	$0.91	$0.43	$(0.40)	$(0.72)	$(0.57)

Diluted income (loss) per share from continuing operations	$0.89	$0.42	$(0.26)	$(0.57)	$(0.44)
Diluted loss per share from discontinued operations	—	—	(0.14)	(0.15)	(0.13)

Diluted net income (loss) per share	$0.89	$0.42	$(0.40)	$(0.72)	$(0.57)

Shares used in basic per share calculations	14,792	14,182	14,583	14,286	13,319

Shares used in diluted per share calculations	15,150	14,390	14,583	14,286	13,319

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data
Cash and cash equivalents, short-term marketable securities and restricted cash	$22,532	$24,318	$14,782	$24,445	$32,854
Working capital	59,708	56,119	47,063	50,944	56,786
Total assets	118,511	85,280	83,064	84,545	80,944
Long-term liabilities	2,667	3,296	4,473	2,924	2,625
Shareholders’ equity	97,201	65,918	59,297	65,606	71,385

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Revenues increased to $120.0 million in 2013 compared to $113.0 million in 2012 as a result of increased revenue in both our Probes segment and our Systems segment. Our Systems segment includes $5.0 million in revenue generated by products acquired in our July and October 2013 acquisitions described below. Net income increased to $13.4 million in 2013 compared to $6.1 million in 2012, primarily as a result of a net tax benefit of $6.3 million related to the reversal of a majority of our deferred tax valuation allowance in 2013 compared to a net tax expense of $0.7 million in 2012. Our results for 2013 included acquisition-related costs of $1.4 million and restructuring charges of $0.2 million. There were no comparable expenses in 2012.

Outlook for 2014

Looking forward to 2014, we expect continued growth as it appears that industry demand forecasted for our products will improve over the levels achieved in 2013.

Recent Acquisitions

On July 31, 2013, we acquired certain assets of the Reliability Test Product (“RTP”) division of Aetrium Incorporated for $1.9 million in cash and contingent consideration of up to $1.5 million payable between 9 and 18 months from the date of acquisition (the “RTP Acquisition”). We believe the RTP Acquisition expands our product portfolio and served available market while leveraging our existing sales and service channel. For additional information about the RTP Acquisition, see Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

On October 1, 2013, we acquired all of the outstanding shares of ATT Systems for consideration of (a) 9.6 million euro (or approximately $13.0 million), including cash acquired of approximately 0.4 million euro (or approximately $0.6 million); and (b) 1.6 million shares of our common stock with a value of $14.5 million (the “ATT Acquisition”). Approximately 8.8 million euro were paid at closing, with the remaining 0.8 million euro to be paid in two equal payments on each of October 1, 2014 and 2015. In December 2013, a working capital adjustment totaling 0.2 million euro (or approximately $0.2 million) was made to increase the purchase price and was paid in January 2014. ATT Systems is a leader in the manufacturing of advanced thermal systems used in the testing of semiconductor wafers and provides enhanced thermal solutions for wafer testing over expanded temperatures that typically range from -65 to +400 degrees centigrade. We believe the acquisition strategically positions the combined company for future system development and access to larger markets. For additional information about the ATT Acquisition, see Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

In 2013, we recorded $0.2 million in charges related to our lease restructuring reserve and we had no restructuring charges in 2012.

The loss from continuing operations in 2011 included the following charges (in thousands):

Restructuring charges	$3,418
Factory moving and other project costs	1,174

$4,592

Discontinued Operations

On September 22, 2011, we sold substantially all of the assets and liabilities related to our Sockets operations to R&D Sockets, Inc. for $525,000 in cash and a note receivable from the buyer for $25,000, which was paid in December 2012. In connection with the transaction, the buyer assumed our obligations under the lease agreement covering administrative offices and a manufacturing facility related to our Sockets business. See Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
	2013	2012	2011
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales	54.4	55.8	60.4

Gross profit	45.6	44.2	39.6
Operating expenses:
Research and development	9.1	9.8	11.3
Selling, general and administrative	30.3	27.8	32.3

Total operating expenses	39.5	37.5	43.6

Income (loss) from operations	6.1	6.7	(4.0)
Other income (expense), net	(0.2)	(0.7)	0.5

Income (loss) from continuing operations before income taxes	5.9	6.0	(3.5)
Income tax expense (benefit)	(5.3)	0.6	0.2

Income (loss) from continuing operations	11.2	5.4	(3.6)
Loss from discontinued operations, net of tax	—	—	(1.9)

Net income (loss)	11.2%	5.4%	(5.5)%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Year Ended December 31, 2013
Revenue	$79,229	$40,781	$—	$120,010
Gross profit	$33,177	$21,547	$—	$54,724
Gross margin	41.9%	52.8%	—	45.6%
Income (loss) from operations	$11,029	$11,568	$(15,264)	$7,333

Year Ended December 31, 2012
Revenue	$74,368	$38,595	$—	$112,963
Gross profit	$29,391	$20,560	$—	$49,951
Gross margin	39.5%	53.3%	—	44.2%
Income (loss) from operations	$10,370	$10,158	$(12,971)	$7,557

Year Ended December 31, 2011
Revenue	$75,837	$28,773	$—	$104,610
Gross profit	$27,985	$13,431	$—	$41,416
Gross margin	36.9%	46.7%	—	39.6%
Income (loss) from operations	$11,002	$484	$(15,676)	$(4,190)

Revenue

Revenue information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
Revenue	2013	2012
Systems	$79,229	$74,368	$4,861	6.5%
Probes	40,781	38,595	2,186	5.7%

Total	$120,010	$112,963	$7,047	6.2%

	Year Ended December 31,		Dollar Change	% Change
Revenue	2012	2011
Systems	$74,368	$75,837	$(1,469)	(1.9)%
Probes	38,595	28,773	9,822	34.1%

Total	$112,963	$104,610	$8,353	8.0%

Systems

The increase in Systems revenue in 2013, compared to 2012, was primarily attributable to $5.0 million in sales related to the RTP Acquisition and the ATT Acquisition in July and October 2013, respectively. Excluding to the effect of these acquisitions, the small decrease in revenue was the result of a decrease in unit sales partially offset by an increase in average selling price (“ASP”) due a decrease in discounts.

The decrease in Systems revenue in 2012, compared to 2011 was primarily due to a decrease in ASP as we sold fewer high-end 300mm and special application systems in 2012. The decrease was partially offset by an increase in unit sales of lower priced 150mm and 200mm stations.

Sales of 300mm, cryogenic and high-power probe stations collectively represented 22%, 23% and 27% of total Systems unit sales in 2013, 2012 and 2011, respectively.

Probes

The increase in Probes revenue in 2013, compared to 2012, was primarily the result of an increase in sales volume, partially offset by a decrease in ASP due to changes in sales mix and changes in foreign currency exchange rates. We sold a higher number of lower-priced small core probes as a percentage of total sales in 2013 than in 2012 due to an increased number of design wins.

The increase in Probes revenue in 2012, compared to 2011, was primarily the result of increased unit sales of our engineering probes and production probe cards due to an increase in market share and customer demand.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change
Cost of Sales	2013	2012		% Change
Systems	$46,052	$44,977	$1,075	2.4%
Probes	19,234	18,035	1,199	6.6%

Total	$65,286	$63,012	$2,274	3.6%

	Year Ended December 31,		Dollar Change
Cost of Sales	2012	2011		% Change
Systems	$44,977	$47,852	$(2,875)	(6.0)%
Probes	18,035	15,342	2,693	17.6%

Total	$63,012	$63,194	$(182)	(0.3)%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Year Ended December 31,
Gross Margins	2013	2012	2011
Systems	41.9%	39.5%	36.9%
Probes	52.8%	53.3%	46.7%
Overall	45.6%	44.2%	39.6%

Systems

The increase in Systems gross margins in 2013, compared to 2012, was primarily due to a decrease in discounts, material costs, manufacturing variances and warranty costs, partially offset by an increase in inventory charges for excess and obsolete inventory. In addition, gross margins in 2013 were negatively impacted by purchase price allocation adjustments of $0.5 million related to valuing finished goods and work-in-process inventory acquired in connection with the RTP Acquisition and the ATT Acquisition at their estimated selling price less cost to sell. Accordingly, when this inventory was sold, it resulted in near zero gross margins.

The increase in Systems gross margins in 2012, compared to 2011, was primarily due to decreased factory costs following our factory consolidation and restructuring activities during the second and third quarters of 2011. Cost of sales in 2011 included $0.9 million of factory consolidation costs compared to none in 2012.

Probes

The decrease in Probes gross margins in 2013, compared to 2012, was primarily due to changes in sales mix and foreign currency exchange rates, partially offset by higher sales volume, which resulted in lower unallocated fixed overhead costs recorded as a period expense in cost of sales.

The increase in Probes gross margins in 2012, compared to 2011, was primarily due to higher sales volumes, which resulted in lower unallocated fixed overhead costs recorded as period expenses in cost of sales.

Overall

The overall increases in gross margins in 2013, compared to 2012, was a result of the fluctuations in Systems and Probes gross margins as discussed above.

The overall increase in gross margins in 2012, compared to 2011, was attributable to the increase in gross margin of both operating segments.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change
	2013	2012		% Change
Research and development	$10,961	$11,017	$(56)	(0.5)%

	Year Ended December 31,		Dollar Change
	2012	2011		% Change
Research and development	$11,017	$11,807	$(790)	(6.7)%

The decrease in research and development expense in 2013, compared to 2012, was primarily due to a $0.8 million decrease in project-related expenses, partially offset by a $0.4 million decrease in government grant reimbursements and a $0.4 million increase in salaries and benefits related primarily to acquisitions.

The decrease in research and development expense in 2012, compared to 2011, was primarily due to a decrease in employee compensation, which was driven by decreases in headcount and stock-based compensation expense.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2013	2012
Selling, general and administrative	$36,430	$31,377	$5,053	16.1%

	Year Ended December 31,		Dollar Change	% Change
	2012	2011
Selling, general and administrative	$31,377	$33,799	$(2,422)	(7.2)%

The increase in SG&A expense in 2013, compared to 2012, was primarily due to a $1.8 million increase in salaries and benefits, a $0.9 million increase in acquisition-related costs, a $0.6 million increase in travel, meals and entertainments expenses, a $0.5 million increase in external sales commissions, a $0.4 million increase in amortization expense, a $0.2 million increase in stock-based compensation and a $0.2 million increase in software fees for business information systems.

In addition, 2013 SG&A expense includes a $0.2 million charge related to an adjustment to our lease restructuring reserve, compared to no similar charge in 2012.

SG&A in 2011 included $3.3 million of restructuring charges compared to none in 2012. Partially offsetting the decline in restructuring charges were an increase in external sales commissions of $0.4 million, an increase in employee incentive compensation costs of $0.3 million and an increase in charges to the allowance for doubtful accounts of $0.2 million.

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

Other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest income, net	$44	$52	$92
Foreign currency gains (losses)	(311)	(950)	595
Gains (losses) on foreign currency forward contracts	90	166	(144)
Other	(75)	(17)	29

	$(252)	$(749)	$572

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax provision (benefit) related to continuing operations	$(6,337)	$709	$180
Income tax provision as a percentage of income (loss) from continuing operations	(89.5)%	10.4%	5.0%

Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves.

Our income tax benefit in 2013 primarily related to a $9.7 million decrease to our valuation allowance on deferred tax assets, partially offset by estimated tax expense on income in foreign tax jurisdictions. The overall benefit included a $0.1 million benefit related to our 2012 federal tax return recorded as a discrete item in the third quarter of 2013.

Our 2012 income tax provision primarily represents the estimated current tax expense on income in foreign tax jurisdictions, offset by a deferred tax benefit related to reserves and allowances in foreign jurisdictions.

Our 2011 income tax provision primarily represents the estimated deferred tax expense on income in foreign tax jurisdictions, offset by a decrease in unrecognized tax benefits related to a prior year tax position.

As of December 31, 2013, the net deferred tax assets on our balance sheet totaled $3.5 million, primarily related to tax credit carryforwards and other temporary differences. Our gross federal net operating loss (“NOL”) carryfoward totaled $2.7 million as of December 31, 2013. Included in the NOL is approximately $1.4 million related to excess stock option deductions that will be recorded to stockholders’ equity when realized.

Non-GAAP Financial Measures

In addition to disclosing financial results calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), we report certain Non-GAAP financial results. Adjusted EBITDAS is defined as operating income from continuing operations before depreciation and amortization and stock-based compensation and certain other items (adjustments) such as restructuring, facility move and project costs, and acquisition-related expenses that we believe are not representative of our ongoing operating performance. Adjusted EBITDAS should not be construed as a substitute for net income from continuing operations or net cash provided by (used in) operating activities (all as determined in accordance with GAAP) for the purpose of analyzing our operating performance, financial position and cash flows, as adjusted EBITDAS is not defined by GAAP. However, we regard adjusted EBITDAS as a complement to net income from continuing operations and other GAAP financial performance measures, including an indirect measure of operating cash flow. The reconciliation of GAAP to Non-GAAP financial measures was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income (loss) from operations	$7,333	$7,557	$(4,190)

Adjustments:
Depreciation and amortization	5,183	4,629	4,559
Stock-based compensation	1,614	1,459	1,853

EBITDAS	14,130	13,645	2,222

Adjustments:
Restructuring	227	—	3,418
Acquisition and acquisition related costs	1,406	—	—

Adjusted EBITDAS	$15,763	$13,645	$5,640

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2013, 2012 or 2011.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates and acquisitions.

Net cash provided by operating activities in 2013 was $12.2 million and primarily consisted of our net income of $13.4 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $5.4 million to $26.5 million at December 31, 2013, compared to $21.1 million at December 31, 2012, primarily due to higher sales in the fourth quarter of 2013 compared to the fourth quarter of 2012 and the timing of sales and collections.

Inventories increased by $0.6 million to $24.9 million at December 31, 2013, compared to $24.3 million at December 31, 2012. The increase in inventory was primarily related to inventory acquired with the RTP Acquisition of $0.9 million and inventory acquired with the ATT Acquisition of $2.6 million, partially offset by inventory charges of $1.6 million in 2013 for excess and obsolete inventory and sales of finished goods. If our actual results are significantly different than our current expectations for 2014, we may incur additional charges to write down inventory in future periods.

Net deferred income tax assets increased by $2.9 million to $3.5 million at December 31, 2013, compared to $0.6 million at December 31, 2012, primarily due to a $9.7 million decrease to our valuation allowance on deferred tax assets, partially offset by $4.1 million of deferred tax liabilities related to the ATT Acquisition.

Deferred revenue decreased by $0.8 million to $3.1 million at December 31, 2013, compared to $3.9 million at December 31, 2012, primarily due to two large orders recognized in 2013 that had previously been deferred, partially offset by a $1.1 million customer deposit received in December 2013 that is classified as restricted cash.

Accrued liabilities increased by $2.3 million to $8.9 million at December 31, 2013, compared to $6.6 million at December 31, 2012, primarily due to amounts payable in 2014 for the ATT Acquisition and the RTP Acquisition.

Other long-term liabilities decreased by $0.8 million to $2.1 million at December 31, 2013, compared to $2.9 million at December 31, 2012, primarily due to a decrease in accrued lease abandonment costs partially offset by a $0.5 million payable related to the ATT Acquisition.

Fixed asset purchases of $1.7 million in 2013 primarily related to production-related equipment, business information systems, research and development tools and information technology equipment. We anticipate fixed asset additions for all of 2014 to be approximately $4.5 million.

In July 2013, we utilized $1.9 million of cash for the RTP Acquisition and, in October 2013, we utilized $11.4 million of cash, net of cash acquired, for the ATT Acquisition. We paid an additional $0.2 million in January 2014 related to the ATT Acquisition and contingent consideration of up to $1.5 million will be paid out between 9 and 18 months from the acquisition date for the RTP Acquisition and an additional $1.2 million will be paid between January 2014 and October 2015 for the ATT Acquisition. See Note 3 of Notes to Consolidated Financial Statements for additional information.

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. During 2013, we purchased a total of 9,800 shares at an average price of $5.87 per share, for a total purchase price of $0.1 million. As of December 31, 2013, $1.6 million remained available for repurchases. This plan does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On December 31, 2013, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing cash and cash equivalents and short-term marketable securities, which totaled $21.5 million at December 31, 2013. In addition, we currently have $10 million available under the LOC as discussed above.

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

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2013 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2014	2015 and 2016	2017 and 2018	2019 and beyond
Operating leases	$14,425	$3,870	$5,484	$3,604	$1,467
Purchase order commitments (1)	8,825	8,645	180	—	—
Forward contracts	27,145	27,145	—	—	—
Fair value of contingent consideration related to the RTP Acquisition	1,350	1,350	—	—	—
Additional consideration related to the ATT Acquisition	1,263	746	517	—	—

	$53,008	$41,756	$6,181	$3,604	$1,467

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Goodwill Impairment

Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. We first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared to its carrying value, and, if an indication of goodwill impairment exists in the reporting unit, the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Goodwill of $14.5 million at December 31, 2013 relates to our acquisition of SUSS Test in January 2010, the RTP Acquisition in July 2013 and the ATT Acquisition in October 2013. This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our goodwill assessment performed in the fourth quarter of 2013, 2012 and 2011 did not indicate impairment of goodwill.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including our intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. We did not record any impairment charges for long-lived assets during 2013, 2012 or 2011.

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

We periodically evaluate the potential realization of our deferred income tax assets and, if necessary, record a valuation allowance to reduce the net carrying value of such assets to the amount expected to be realized. We assess the available positive and negative evidence to determine whether future taxable income will be sufficient to utilize existing deferred tax assets. For our 2013 assessment, significant consideration was given to the positive objective evidence of cumulative income for the three-year period ended December 31, 2013. Such objective evidence combined with other subjective evidence including industry trends, macroeconomic conditions and our projections for future growth, provided the basis for release of valuation allowance as of December 31, 2013.

On the basis of our evaluation, we concluded that a valuation allowance of $0.2 million was required against expiring tax credits at December 31, 2013. Although realization is not assured, we believe it is more likely than not that significantly all of the deferred tax assets will be realized. However, the amount of the deferred tax assets considered realizable could be reduced if future taxable income during the carryforward period is reduced.

The valuation allowance totaled $0.2 million and $9.8 million, respectively, at December 31, 2013 and 2012. At December 31, 2013, we had net deferred tax assets on our balance sheet totaling $3.5 million, primarily related to tax credit carryforwards and other temporary differences. We may record additional valuation allowances in the future.

Our gross federal NOL carryforward totaled $2.7 million at December 31, 2013. Included in the NOL is approximately $1.4 million related to excess stock option deductions that will be recorded to stockholder’s equity when realized.

Uncertainty in Income Taxes

We recognize the benefits of tax return positions in our financial statements if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our financial statements. At December 31, 2013, we had total unrecognized tax benefits of $0.2 million. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

Foreign Currency Exchange Risk

At times, we attempt to mitigate our currency exposures related to recorded transactions and the measurement by of our subsidiaries’ net assets and results of operations using forward currency exchange contracts. The purpose of these contracts is to reduce the risk that our earnings and future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables. As of December 31, 2013, we had forward contracts outstanding for Japanese yen and euro totaling approximately $27.1 million, which mature through June 2014.

We do not enter into derivative financial instruments for speculative purposes. Our forward exchange contracts do not qualify for hedge accounting treatment and, accordingly, gains and losses on our forward exchange contracts are recognized currently as a component of other income (expense).

Interest Rate Risk

Our exposure to market risk from changes in interest rates relates primarily to our investments. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified investments, consisting only of investment-grade securities.

As of December 31, 2013, we held cash and cash equivalents, marketable securities and restricted cash and cash equivalents of $22.5 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our marketable securities and cash equivalents, a decline in interest rates would not materially affect the fair value of our marketable securities or cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by Item 8 begin on page F-1 of this Annual Report on Form 10-K. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2013 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Revenue	$27,471	$30,307	$28,197	$34,035
Gross profit	11,543	14,275	13,418	15,488
Income from operations	1,041	2,517	1,571	2,204
Net income(1)	747	2,186	1,683	8,802
Basic net income per share(2)	0.05	0.15	0.12	0.54
Diluted net income per share(2)	0.05	0.15	0.11	0.53
2012
Revenue	$27,543	$27,638	$27,414	$30,368
Gross profit	11,951	12,741	12,204	13,055
Income from operations	1,261	2,261	1,751	2,284
Net income	740	2,173	1,496	1,690
Basic net income per share(2)	0.05	0.15	0.11	0.12
Diluted net income per share(2)	0.05	0.15	0.10	0.12

(1)	Net income in the fourth quarter of 2013 includes a $6.6 million tax benefit related primarily to the release of valuation allowance on deferred tax assets.
(2)	Quarterly per share amounts may not add to yearly totals due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

We acquired ATT Systems in October 2013 and have been working through the integration of the business and review of controls over financial transactions. As permitted by SEC guidance, we did not include the October 2013 ATT Acquisition in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. For the year ended December 31, 2013, revenue related to the ATT Acquisition represented 3.1% of our total revenue and assets acquired with the ATT Acquisition represented 27.9% of our total assets as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We may implement new controls in the future as we continue our review and assessment of internal control as it relates to the October 2013 ATT Acquisition.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

PART III

We have incorporated by reference into Part III the information that will appear in our definitive proxy statement for our 2014 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2013 pursuant to Regulation 14A.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

2.1	Asset Purchase Agreement dated as of September 22, 2011 by and among Cascade Microtech, Inc., Gryphics, Inc., R&D Sockets, Inc. and R&D Circuits Holdings LLC*. Incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

2.2	Agreement on the Sale and Transfer of All of the Shares in ATT Advance Temperature Test Systems GmbH dated October 1, 2013. Incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on October 3, 2013.

3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.

3.2	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

3.3	Second Amendment to Second Amended and Restated Bylaws of Cascade Microtech, Inc. dated November 16, 2007. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 21, 2007.

4.1	Reference is made to Exhibit 3.1.

10.1*	Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on October 2, 2000.

10.2*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on May 20, 2009.

10.3*	Cascade Microtech, Inc. 2010 Stock Incentive Plan. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders filed on April 8, 2013.

10.4*	Cascade Microtech, Inc. 2013 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders filed on April 8, 2013.

10.5*	Cascade Microtech, Inc. 2013 Employee Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013 and filed May 8, 2013.

10.6*	Amended executive employment agreement dated July 6, 2013 between Cascade Microtech, Inc. and Michael D. Burger. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.7*	Form of Amended and Restated Change in Control Severance Agreement for executive officers dated August 29, 2012 (together with an attached Appendix that lists material details by which the individual contracts, which are substantially identical in all material respects, differ from the form). Incorporated by reference to Exhibit 10.9 to our Form 10-K for the year ended December 31, 2012 and filed March 4, 2013.

10.8	Lease Agreements I and II between Amberjack, Ltd. And Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed October 2, 2000.

10.9	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.10	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

Exhibit No.	Description

10.11	Assignment, Assumption and Amendment of Lease dated as of September 22, 2011 by and among Cascade Microtech, Inc. and R&D Sockets, Inc. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

10.12	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2011 and filed August 10, 2011.

10.13	Line of Credit agreement dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.14	Line of Credit Note dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.15	Lease dated April 2, 1999 between Spieker Properties, L.P. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.8 to our Form S-1 filed October 2, 2000.

10.16	Second amendment to Lease dated February 25, 2013, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2013 and filed May 8, 2013.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2014:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 4, 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon

March 4, 2014

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$17,172	$17,927
Short-term marketable securities	4,278	5,322
Restricted cash	1,082	1,069
Accounts receivable, net of allowances of $269 and $345	26,520	21,087
Inventories	24,884	24,277
Prepaid expenses and other	2,147	2,285
Deferred income taxes	2,268	218

Total Current Assets	78,351	72,185
Fixed assets, net of accumulated depreciation of $27,730 and $24,575	6,403	8,271
Goodwill	14,471	990
Purchased intangible assets, net of accumulated amortization of $5,228 and $3,986	16,937	1,610
Deferred income taxes	1,235	396
Other assets, net of accumulated amortization of $4,349 and $4,064	1,114	1,828

Total Assets	$118,511	$85,280

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,229	$5,900
Deferred revenue	2,555	3,526
Accrued liabilities	8,859	6,640

Total Current Liabilities	18,643	16,066
Deferred revenue	548	356
Other long-term liabilities	2,119	2,940

Total Liabilities	21,310	19,362
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 16,218 and 14,199	162	142
Additional paid-in capital	107,908	90,897
Accumulated other comprehensive income (loss)	118	(716)
Accumulated deficit	(10,987)	(24,405)

Total Shareholders’ Equity	97,201	65,918

Total Liabilities and Shareholders’ Equity	$118,511	$85,280

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Revenue	$120,010	$112,963	$104,610
Cost of sales	65,286	63,012	63,194

Gross profit	54,724	49,951	41,416
Operating expenses:
Research and development	10,961	11,017	11,807
Selling, general and administrative	36,430	31,377	33,799

Total operating expenses	47,391	42,394	45,606

Income (loss) from operations	7,333	7,557	(4,190)
Other income (expense):
Interest income, net	44	52	92
Other, net	(296)	(801)	480

Total other income (expense), net	(252)	(749)	572

Income (loss) from continuing operations before income taxes	7,081	6,808	(3,618)
Income tax expense (benefit)	(6,337)	709	180

Income (loss) from continuing operations	13,418	6,099	(3,798)
Loss from discontinued operations, net of tax	—	—	(2,004)

Net income (loss)	$13,418	$6,099	$(5,802)

Basic income (loss) per share from continuing operations	$0.91	$0.43	$(0.26)
Basic loss per share from discontinued operations	—	—	(0.14)

Basic net income (loss) per share	$0.91	$0.43	$(0.40)

Diluted income (loss) per share from continuing operations	$0.89	$0.42	$(0.26)
Diluted loss per share from discontinued operations	—	—	(0.14)

Diluted net income (loss) per share	$0.89	$0.42	$(0.40)

Shares used in per share calculations:
Basic	14,792	14,182	14,583

Diluted	15,150	14,390	14,583

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net income (loss)	$13,418	$6,099	$(5,802)
Other comprehensive income (loss):
Unrealized holding gains (losses)	1	(11)	13
Change in cumulative translation adjustment	833	347	(261)

	834	336	(248)

Comprehensive income (loss)	$14,252	$6,435	$(6,050)

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Shareholders’ Equity for The Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2010	14,500	$145	$90,967	$(804)	$(24,702)	$65,606
Common stock issued pursuant to stock plans	379	4	397	—	—	401
Common stock repurchased	(714)	(7)	(2,007)	—	—	(2,014)
Value of vested restricted stock withheld for tax liability	—	—	(574)	—	—	(574)
Stock-based compensation	—	—	1,928	—	—	1,928
Foreign currency translation	—	—	—	(261)	—	(261)
Unrealized holding gain on investments	—	—	—	13	—	13
Net loss	—	—	—	—	(5,802)	(5,802)

Balance at December 31, 2011	14,165	142	90,711	(1,052)	(30,504)	59,297
Common stock issued pursuant to stock plans	307	3	395	—	—	398
Common stock repurchased	(273)	(3)	(1,329)	—	—	(1,332)
Value of vested restricted stock withheld for tax liability	—	—	(339)	—	—	(339)
Stock-based compensation	—	—	1,459	—	—	1,459
Foreign currency translation	—	—	—	347	—	347
Unrealized holding loss on investments	—	—	—	(11)	—	(11)
Net income	—	—	—	—	6,099	6,099

Balance at December 31, 2012	14,199	142	90,897	(716)	(24,405)	65,918
Common stock issued pursuant to stock plans	421	4	1,578	—	—	1,582
Common stock repurchased	(10)	—	(58)	—	—	(58)
Common stock issued in connection with acquisition	1,608	16	14,508	—	—	14,524
Value of vested restricted stock withheld for tax liability	—	—	(476)	—	—	(476)
Stock-based compensation	—	—	1,614	—	—	1,614
Reversal of tax benefit related to stock-based awards	—	—	(155)	—	—	(155)
Foreign currency translation	—	—	—	833	—	833
Unrealized holding gain on investments	—	—	—	1	—	1
Net income	—	—	—	—	13,418	13,418

Balance at December 31, 2013	16,218	$162	$107,908	$118	$(10,987)	$97,201

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$13,418	$6,099	$(5,802)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	5,183	4,629	4,559
Depreciation and amortization within discontinued operations	—	—	277
Stock-based compensation	1,614	1,459	1,853
Stock-based compensation within discontinued operations	—	—	75
Loss on write-down or disposal of long-lived assets	8	4	31
Loss from disposal activities within discontinued operations	—	—	1,509
Deferred income taxes	(7,176)	(113)	191
(Increase) decrease, net of effect of acquisitions, in:
Accounts receivable, net	(4,606)	2,804	(4,655)
Inventories	3,429	(1,493)	(3,857)
Prepaid expenses and other	1,989	1,677	(2,021)
Increase (decrease), net of effect of acquisitions, in:
Accounts payable	657	(177)	(218)
Deferred revenue	(788)	(1,867)	2,296
Accrued and other long-term liabilities	(1,483)	(2,434)	3,172

Net cash provided by (used in) operating activities	12,245	10,588	(2,590)
Cash flows from investing activities:
Purchase of marketable securities	(15,312)	(9,145)	(7,604)
Proceeds from sale of marketable securities	16,357	8,302	3,997
Decrease in restricted cash	33	425	241
Purchase of fixed assets	(1,692)	(1,767)	(3,657)
Proceeds from sale of fixed assets and assets held for sale	16	—	120
Cash received from disposition of assets within discontinued operations	—	25	525
Cash paid for acquisitions, net of cash acquired	(13,253)	—	—

Net cash used in investing activities	(13,851)	(2,160)	(6,378)
Cash flows from financing activities:
Principal payments on capital lease obligations	(2)	(16)	(13)
Withholding taxes paid on net settlement of vested restricted stock units	(476)	(339)	(574)
Proceeds from issuances of common stock	1,582	398	401
Cash paid for repurchase of common stock	(58)	(1,332)	(2,014)

Net cash provided by (used in) financing activities	1,046	(1,289)	(2,200)
Effect of exchange rate changes on cash and cash equivalents	(195)	132	(47)

Increase (decrease) in cash and cash equivalents	(755)	7,271	(11,215)
Cash and cash equivalents:
Beginning of year	17,927	10,656	21,871

End of year	$17,172	$17,927	$10,656

Supplemental disclosure of cash flow information:
Cash paid (refunds received) for income taxes, net	$566	$1,552	$(694)
Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisitions	$14,524	$—	$—
Fair value of assets acquired from acquisitions, net of cash	35,209	—	—
Liabilities assumed from acquisitions	4,893	—	—
Fair value of note receivable received from disposition	—	—	25
Transfer of inventory to (from) fixed assets	(94)	1,038	—

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We design, develop, manufacture and market advanced wafer probing, thermal and reliability solutions for the electrical measurement and testing of high performance semiconductor devices. Our products enable precision on-wafer measurement of integrated circuits. Our products are typically used in the early phases of the development of semiconductor processes where the accuracy and repeatability of measurements is critical to achieving yield from advanced process nodes. They are also used in production applications to test semiconductor devices prior to completion of the manufacturing process. We design, manufacture and assemble our products in Beaverton, Oregon, North St. Paul, Minnesota, Munich, Germany and Dresden, Germany and maintain global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

Principles of Consolidation

The consolidated financial statements include the accounts of Cascade Microtech, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in Financial Reporting

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses reported for the periods presented. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation of excess and obsolete inventory, lives and recoverability of equipment and other long-lived assets, goodwill impairment, warranty liabilities, deferred tax asset valuation allowance, unrecognized tax benefits, stock-based compensation, lease abandonment costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits. Included in cash and cash equivalents were cash equivalents of $4.0 million and $8.8 million at December 31, 2013 and 2012, respectively, which consisted of money market funds, and are stated at cost, which approximates market value.

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

Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, December 31, 2010	$415
Charges (credits) to costs and expenses	(82)
Write-offs	(123)
Recoveries	56

Balance, December 31, 2011	266
Charges (credits) to costs and expenses	133
Write-offs	(155)
Recoveries	101

Balance, December 31, 2012	345
Charges (credits) to costs and expenses	20
Write-offs	(96)
Recoveries	—

Balance, December 31, 2013	$269

Inventories

Inventories are stated at the lower of standard cost, which approximates cost computed on a first-in, first-out basis, or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value with declines in value below cost being recorded quarterly as a component of cost of sales, therefore establishing a new cost basis for the inventory.

Inventory charges were as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Inventory charges	$1,559	$1,381	$1,078

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter. Fixed assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest during 2013, 2012 or 2011.

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

Goodwill of $14.5 million at December 31, 2013 relates to the following:

•	our January 2010 acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”);

•	our July 2013 acquisition of the Reliability Test Product (“RTP”) division of Aetrium Incorporated; and

•	our October 2013 acquisition of ATT Advanced Temperature Test Systems GmbH (“ATT Systems”).

This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our assessments performed in the fourth quarters of 2013, 2012 and 2011 did not indicate any impairment of goodwill.

Purchased Intangible Assets

Purchased intangible assets include various intangible assets acquired through business acquisitions. These assets are amortized using the straight-line method over their estimated useful lives of one to twelve years. Purchased intangible assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Other Assets

Other long-term assets at December 31, 2013 and 2012 included $0.3 million and $0.6 million, respectively, of internally developed patents, net. These assets are amortized using the straight-line method over estimated useful lives of one to eight years and have no significant residual value. Patent amortization is included as a component of Selling, general and administrative expense. Patents are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

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

We did not record any impairment charges related to long-lived assets during 2013, 2012 or 2011.

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

Significant Customers

No customer in 2013, 2012 or 2011 accounted for 10% or more of our total revenues. At December 31, 2013 and 2012, no customers represented 10% or more of our gross accounts receivable balance.

Product Warranty

We estimate a liability for costs to repair or replace products under warranty for periods ranging from 90 days to one year when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical product repair costs. The liability for product warranties is included in Accrued liabilities. Product warranty activity was as follows (in thousands):

Warranty accrual, December 31, 2010	$701
Reductions for warranty charges	(1,123)
Additions to warranty reserve	1,151

Warranty accrual, December 31, 2011	729
Reductions for warranty charges	(888)
Additions to warranty reserve	875

Warranty accrual, December 31, 2012	716
Reductions for warranty charges	(798)
Additions to warranty reserve	827

Warranty accrual, December 31, 2013	$745

Additions to the warranty reserve in 2013 include accrued warranty costs of $0.2 million assumed with the acquisitions in 2013 as discussed in Note 3.

Advertising

Advertising costs, which are included as a component of Selling, general and administrative expense, are expensed as incurred and have been insignificant.

Research and Development

Research and development costs are expensed as incurred.

Legal Costs

We may be a party to legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees, and potential settlement claims related to various legal proceedings that are estimable and probable. If not estimable and probable, legal costs are expensed as incurred. Legal costs related to patents are included in Research and development expense. All other legal costs are included in Selling, general and administrative expense.

Forward Exchange Contracts

We enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations in either the euro or Japanese yen. These foreign exchange contracts are not considered hedges and, as such, are recorded at fair value on the balance sheet with any changes in fair value included as Other income (expense), net on our Consolidated Statements of Operations. At December 31, 2013 and 2012, we had $27.1 million and $2.8 million, respectively, of forward exchange contracts outstanding. The unrealized gain (loss) on contracts outstanding was as follows (in thousands):

December 31,	2013	2012
Unrealized gain (loss)	$(437)	$153

Income Taxes

Deferred income taxes are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We recognize the benefits of tax return positions if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. We are subject to federal and state income taxes within the U.S., and in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. We report a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.

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

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

Year Ended December 31,	2013	2012	2011
Shares used to calculate basic net income (loss) per share	14,792	14,182	14,583
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	358	208	—

Shares used to calculate diluted net income (loss) per share	15,150	14,390	14,583

Securities not considered as they would have been antidilutive	1,094	1,271	1,458

Stock-Based Compensation

We calculate stock-based compensation expense utilizing fair value-based methodologies and recognize the expense on a straight-line basis over the vesting period of such awards. The fair value of stock option awards is based on the Black-Scholes option pricing model, and the fair value of restricted stock units is based on the fair value of our common stock on the date of grant. Compensation expense recorded for awards that do not vest is reversed in the period that it is determined that the award will not vest.

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

Segment Reporting

We operate in two business segments: Systems and Probes. Sales of our probe stations, reliability test systems and thermal subsystems are included in the Systems segment. Sales of our analytical probes and production probe cards are included in the Probes segment.

Foreign Currency Translation

The euro is the functional currency of our manufacturing subsidiaries in Germany. Assets and liabilities are translated into U.S. dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of assets and liabilities are included in Accumulated other comprehensive loss.

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

NOTE 3. ACQUISITIONS

ATT Systems

On October 1, 2013, we acquired all of the outstanding shares of Advanced Temperature Test Systems GmbH (“ATT Systems”) for consideration of 9.6 million euro, or approximately $13.0 million, and 1.6 million shares of our common stock valued at $14.5 million. Approximately 8.8 million euro were paid at closing, with the remaining 0.8 million euro to be paid as follows: 0.4 million euro on October 1, 2014 and 0.4 million euro on October 1, 2015, subject to adjustments for working capital. In December 2013, a working capital adjustment totaling 0.2 million euro, or approximately $0.2 million, was made as an adjustment to increase the purchase price and was paid in January 2014.

We believe the acquisition of ATT Systems (the “ATT Acquisition”) strategically positions the combined companies for future system development and access to larger markets.

The allocation of the purchase price for the ATT Acquisition was as follows (dollars in thousands):

Assets:		Useful Life
Cash	$559	—
Accounts receivable	408	—
Inventory	2,585	—
Prepaid expenses and other	1,393	—
Fixed assets	137	3 years
Goodwill	12,551	—
Other intangible assets:
Core technology	10,266	6 years
Customer relationships	3,377	8 years
Trademarks and tradenames	1,216	10 years

	14,859

	32,492
Liabilities:
Accounts payable	518	—
Accrued liabilities	252	—
Long-term deferred tax liability	4,061	6-10 years

	4,831

Net assets acquired	$27,661

The key factors attributable to the creation of goodwill by the ATT Acquisition are the assembled workforce and our assessment regarding the ability of the business to generate cash flows beyond the lives of the finite-lived intangible assets. None of the goodwill or purchased intangibles are expected to be deductible for income tax purposes. The weighted average amortization period for all intangible assets acquired is 6.8 years.

The long-term deferred tax liability relates to the difference between the fair value of the acquired net assets, excluding goodwill, and their respective carryover historical tax basis and will generally be amortized over the life of the acquired intangibles.

Transaction costs of $0.7 million were expensed as incurred as a component of Selling, general and administrative expenses.

ATT System’s results of operations have been included in our consolidated financial statements and Systems segment subsequent to the date of acquisition as follows (in thousands):

Year Ended December 31,	2013
Revenue	$3,778
Operating income	448

The unaudited pro forma results of operations, as if the ATT Acquisition had occurred on January 1, 2012, were as follows (in thousands):

Year Ended December 31,	2013	2012
Pro forma revenue	$127,618	$118,508
Pro forma net income	14,564	5,834
Pro forma basic net income per share	0.90	0.37
Pro forma diluted net income per share	0.88	0.36

RTP

On July 31, 2013, we acquired certain assets of RTP for $1.9 million in cash (the “RTP Acquisition”), and contingent consideration of up to $1.5 million payable between 9 and 18 months from the date of acquisition. The contingent consideration is payable based on the revenue generated by RTP between August 1, 2013 and April 30, 2014 and any claims against the seller’s indemnification obligations through February 1, 2015. The fair value of the contingent consideration was determined to be $1.3 million as of the acquisition date. The fair value of the contingent consideration is reviewed quarterly, with changes being reflected as a component of Selling, general and administrative expenses.

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

RTP’s results of operations have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements. Revenue related to RTP since the date of acquisition was $1.2 million in 2013. Earnings information since the date of acquisition was not material to the current period financial statements.

NOTE 4. MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

December 31,	2013	2012
Fair value:
Corporate obligations	$4,277	$3,818
Corporate equities	1	2
U.S. treasury and agency securities	—	1,502

	$4,278	$5,322

Cost:
Corporate obligations	$4,276	$3,817
Corporate equities	1	2
U.S. treasury and agency securities	—	1,501

	$4,277	$5,320

Fair value by maturity:
Within one year	$4,277	$5,320
One to two years	—	—
Corporate equities	1	2

	$4,278	$5,322

Gross unrealized holding gains:
Corporate obligations	$1	$1
U.S. treasury and agency securities	—	1

	$1	$2

Gross unrealized holding losses:
Corporate obligations	$—	$—
U.S. treasury and agency securities	—	—

	$—	$—

Realized gains and losses on marketable securities were immaterial during 2013, 2012 and 2011.

NOTE 5. FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate obligations	$4,277	Level 2	$3,818	Level 2
Marketable securities – corporate equities	$1	Level 1	$2	Level 1
Marketable securities – U.S. treasury and agency securities	$—	Level 2	$1,502	Level 2
Forward sale contracts for Japanese yen	$523	Level 2	$1,385	Level 2
Forward purchase contract for euro	$2,061	Level 2	$1,451	Level 2
Forward sale contract for euro	$24,561	Level 2	$—	—
Contingent consideration related to the RTP Acquisition	$1,350	Level 3	$—	—

The fair value of our marketable securities is determined based on quoted market prices for similar or identical securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts on our Condensed Consolidated Balance Sheets. We record the net unrealized gain or loss in our Consolidated Statements of Operations and as a component of Other income (expense).

The fair value of the contingent consideration related to the RTP Acquisition is determined based on the present value of probability weighted payments expected to be made under the terms of the agreement.

The carrying values of Cash and cash equivalents, Restricted cash, Accounts receivable, Prepaid expenses and other, Accounts payable and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during 2013.

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2012	$—
Addition related to contingent consideration for the RTP Acquisition	1,300
Increase in contingent consideration due to re-measurement	50

Balance at December 31, 2013	$1,350

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

December 31,	2013	2012
Raw materials	$15,234	$14,783
Work-in-process	2,958	2,684
Finished goods	6,692	6,810

	$24,884	$24,277

NOTE 7. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

December 31,	2013	2012
Equipment	$25,673	$24,055
Leasehold improvements	8,253	8,164
Construction in progress	207	627

	34,133	32,846
Less accumulated depreciation	(27,730)	(24,575)

	$6,403	$8,271

Depreciation expense was as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Depreciation expense	$3,663	$3,548	$3,568

NOTE 8. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The change in goodwill was as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Balance, beginning of period	$990	$971	$985
Acquisition of RTP	641	—	—
Acquisition of ATT Systems	12,551	—	—
Effect of exchange rate changes	289	19	(14)

Balance, end of period	$14,471	$990	$971

Purchased Intangible Assets

Purchased intangible assets, net, included the following (in thousands):

December 31,	2013	2012
Customer relationships	$7,198	$3,265
Core technology	13,728	2,331
Trademarks and tradenames	1,239	—

	22,165	5,596
Less accumulated amortization	(5,228)	(3,986)

	$16,937	$1,610

Purchased intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Amortization expense	$1,235	$719	$813

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

2014	$2,904
2015	2,813
2016	2,613
2017	2,595
2018	2,518
Thereafter	3,494

$16,937

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

December 31,	2013	2012
Accrued compensation and benefits	$2,812	$2,750
Accrued sales taxes and VAT	470	540
Accrued income taxes	492	260
Accrued warranty	745	716
Contingent consideration related to RTP acquisition	1,350	—
Payable to seller related to ATT acquisition	746	—
Accrued restructuring costs	1,163	1,144
Other	1,081	1,230

	$8,859	$6,640

NOTE 10. LINE OF CREDIT

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. At December 31, 2013, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing.

NOTE 11. TAX PROVISION

Domestic and foreign pre-tax income (loss) from continuing operations was as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Domestic	$5,619	$4,933	$(5,006)
Foreign	1,462	1,875	1,388

	$7,081	$6,808	$(3,618)

The income tax expense (benefit) from continuing operations consisted of the following (in thousands):

Year Ended December 31,	2013	2012	2011
Current:
Federal	$(253)	$13	$(129)
State	(39)	32	12
Foreign	1,039	752	(5)

Total current	747	797	(122)
Deferred:
Federal	(5,912)	—	—
State	(928)	—	—
Foreign	(244)	(88)	302

Total deferred	(7,084)	(88)	302

Income tax (benefit) expense	$(6,337)	$709	$180

The income tax (benefit) provision varies from the amounts computed by applying the Federal statutory rate of 34% to income (loss) from continuing operations before income taxes as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Federal income tax provision (benefit) computed at statutory rates	$2,407	$2,281	$(1,859)
Difference in foreign tax rate	174	(141)	(38)
State income taxes, net of federal benefit	140	27	(31)
Stock-based compensation	966	96	71
Tax credits (R&D and foreign tax credit)	(303)	(80)	(285)
Expiration of tax credits	167	200	580
Change in valuation allowance affecting tax rate	(9,656)	(1,877)	2,471
Unrecognized tax benefits	9	9	(136)
Foreign earnings not permanently reinvested	(207)	(58)	10
Other	(34)	252	(603)

Provision for (benefit from) income taxes	$(6,337)	$709	$180

Deferred Tax Assets and Liabilities

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

December 31,	2013	2012
Current deferred tax assets:
Reserves and allowances	$420	$514
Inventory	1,019	1,106
Accrued vacation	435	97
Unrealized loss on forward contracts	132	—
Other current deferred tax assets	262	285

Gross current deferred tax assets	2,268	2,002
Valuation allowance	—	(1,724)

Net current deferred tax assets	2,268	278

Current deferred tax liabilities:
Unrealized gain on forward contracts	—	(60)

Current deferred tax assets, net	2,268	218

Non-current deferred tax assets:
Reserves and allowances	174	169
Federal and state net operating loss (“NOL”) carryforwards	573	3,540
Federal and state tax credits	2,640	2,692
Stock-based compensation	506	1,108
Other non-current deferred tax assets	1,993	2,176

Gross non-current deferred tax assets	5,886	9,685
Valuation allowance	(158)	(8,090)

Net non-current deferred tax assets	5,728	1,595

Non-current deferred tax liabilities:
Patents	(114)	(223)
Foreign earnings	(536)	(772)
Intangibles	(3,843)	—
Other non-current deferred tax liabilities	—	(204)

Total non-current deferred tax liabilities	(4,493)	(1,199)

Non-current deferred tax assets, net	1,235	396

Net total deferred tax assets	$3,503	$614

Net operating loss (“NOL”) carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. To the extent such NOL carryforwards are utilized, we will increase additional paid-in capital. We use the “with and without” method in determining the order in which tax attributes are utilized. For presentation purposes, we have elected to exclude the historic deferred tax assets related to excess tax benefits from stock option exercises. Our deferred tax assets related to the net operating losses and tax credit carryforwards created by excess tax benefits from stock options have been reduced by $0.5 million as of December 31, 2013.

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

The total valuation allowance was as follows (in thousands):

December 31,	2013	2012
Valuation allowance	$158	$9,814

The net increase (decrease) in the total valuation allowance was as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Change in valuation allowance	$(9,656)	$(1,877)	$2,471

The decrease in valuation allowance in 2013 was primarily related to release of the valuation allowance against U.S. deferred tax assets as of December 31, 2013 as it is more likely than not that these deferred tax assets will be realized. The decrease in valuation allowance in 2012 was primarily related to utilization of NOL carryforwards. The increase in our valuation allowance in 2011 was primarily related to increases in NOL carryforwards

In 2013, there was a $0.5 million tax benefit related to employee stock option transactions. In 2012 and 2011 there was no income tax benefit for employee stock option transactions.

We had tax NOL and credit carryforwards as of December 31, 2013 as follows:

	Amount	Expiration Date
Federal and state research and experimentation credit carryforwards	$2.5 million	2014-2033
Federal NOL carryforwards	2.7 million	2031
State NOL carryforwards	3.6 million	2016-2031

Unrecognized Tax Benefits

A reconciliation of unrecognized tax benefits was as follows (in thousands):

Balance, December 31, 2010	$277
Increases due to tax positions taken during the current year	—
Decreases due to lapse of statute of limitations	(136)

Balance, December 31, 2011	141
Increases due to tax positions taken during the current year	—
Increases due to tax positions taken during a prior year	9

Balance, December 31, 2012	150
Increases due to tax positions taken during the current year	9
Increases due to tax positions taken during a prior year	—

Balance, December 31, 2013	$159

All of the unrecognized tax benefits at December 31, 2013 would have an impact on the effective tax rate if recognized. Interest and penalties in 2013, 2012 and 2011 were insignificant. Interest and penalties accrued on unrecognized tax benefits as of December 31, 2013 and 2012 were also insignificant.

The tax years that remained open to examination in our major taxing jurisdictions as of December 31, 2013 were as follows:

Jurisdiction	Open Tax Years
U.S.	2011-2013
Japan	2006-2013
United Kingdom	2010-2013
Taiwan	2011-2013
China	2011-2013
Germany	2011-2013

Non-Repatriated Foreign Earnings

We provided for deferred taxes on a portion of the non-repatriated earnings of our subsidiary in Japan as of December 31, 2013. We did not provide for U.S. income taxes on the remaining undistributed earnings of foreign subsidiaries because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $5.7 million. The determination of the amount of unrecognized deferred U.S. income tax liability and foreign tax credit, if any, is not practicable to calculate

NOTE 12. OTHER, NET

Other income (expense), net consisted of the following (in thousands):

Year Ended December 31,	2013	2012	2011
Interest income, net	$44	$52	$92
Foreign currency gains (losses)	(311)	(950)	595
Gains (losses) on foreign currency forward contracts	90	166	(144)
Other	(75)	(17)	29

	$(252)	$(749)	$572

NOTE 13. STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2013	2012	2011
Weighted average grant-date per share fair value of stock options granted	$5.35	$2.56	$2.18
Total intrinsic value of stock options exercised	523	4	18
Fair value of restricted shares vested	1,398	1,236	1,737

Our stock-based compensation was included in our Consolidated Statements of Operations as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Cost of sales	$201	$165	$194
Research and development	198	242	406
Selling, general and administrative	1,215	1,052	1,253
Discontinued operations	—	—	75

	$1,614	$1,459	$1,928

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted-average assumptions:

Year Ended December 31,	2013	2012	2011
Stock Option Plan
Risk-free interest rate	1.1% - 1.8%	0.8% - 1.2%	1.5% - 2.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6.25 years	6.5 years	6.5 years
Expected volatility	60.6% -61.0%	58.2% - 59.4%	58.4% - 60.2%

Employee Stock Purchase Plan
Risk-free interest rate	0.8%	0.1% - 0.2%	0.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months
Expected volatility	24.5% - 31.5%	40.1% - 54.3%	40.1% - 51.9%

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

Stock Incentive Plans

Our stock incentive plans include our 2000 Stock Incentive Plan (the “2000 Plan”) and our 2010 Stock Incentive Plan (the “2010 Plan”) (together, the “Plans”) and provide for the granting of incentive stock options, nonqualified stock options and restricted stock units (“RSUs”). Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is ten years, and the right to exercise options granted generally vests 25% each year over four years. Grants of RSUs generally vest 25% each year over four years, or 50% each year over two years. Grants to outside Board members vest immediately upon grant. We have authorized a total of 3,000,000 shares of common stock for issuance under the 2000 Plan and 2,369,600 shares under the 2010 Plan.

At December 31, 2013, 723,815 shares were available for future grants, and we had 2,176,155 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2013 and other Plan information was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,128,077	$5.77
Granted	185,500	9.34
Exercised	(203,564)	5.52
Forfeited	(67,076)	4.61

Outstanding at December 31, 2013	1,042,937	6.52

Certain information regarding options outstanding as of December 31, 2013 was as follows:

	Options Outstanding	Options Exercisable
Number	1,042,937	524,191
Weighted-average exercise price	$6.52	$6.99
Aggregate intrinsic value	$3,513,563	$1,662,696
Weighted-average remaining contractual term	6.6 years	4.8 years

RSU activity for the year ended December 31, 2013 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2012	350,655	$4.91
Granted	275,125	8.01
Vested	(184,258)	5.14
Forfeited	(32,119)	5.26

Outstanding at December 31, 2013	409,403	6.87

As of December 31, 2013, total unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $3.9 million, which will be recognized over the weighted average remaining vesting period of 2.5 years

Employee Stock Purchase Plan

Our 2013 Employee Share Purchase Plan (the “2013 ESPP”) was approved by shareholders in May 2013. The terms of our 2013 ESPP provide for the sale and issuance of up to 1.0 million shares of our common stock. The 2013 ESPP replaced our 2004 Employee Share Purchase Plan (the “2004 ESPP”) for the 6-month option period beginning on November 1, 2013. There were no shares issued under the 2013 ESPP in 2013. All shares issued in 2013 related to the 2004 ESPP and no shares remain available for purchase under that plan as of December 31, 2013.

Any eligible employee may participate in the 2013 ESPP by completing a subscription agreement which allows participants to have between 2% and 15% of their compensation withheld to purchase shares of common stock at 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. No more than $12,500 can be withheld to purchase shares of common stock in each offering period. The exercise date is the last trading day of each offering period and participating employees are automatically enrolled in the new offering period.

The following information relates to our 2013 ESPP and 2004 ESPP activity during 2013:

Shares issued pursuant to the 2004 ESPP	95,085
Shares issued pursuant to the 2013 ESPP	—

Weighted average price of shares issued	$4.90

Discount per share from the fair market value on the dates of purchase	$3.48

Shares remaining available for purchase pursuant to the 2004 ESPP as of December 31, 2013	—

Shares remaining available for purchase pursuant to the 2013 ESPP as of December 31, 2013	1,000,000

NOTE 14. RELATED PARTY TRANSACTIONS

FEI Company

One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI Company (“FEI”).

Information regarding our transactions with FEI is as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Equipment and services purchased from FEI	$33	$37	$38

December 31,	2013	2012
Due to FEI	$8	$8

Raytheon, Inc.

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Raytheon, Inc. (“Raytheon”).

Information regarding our transactions with Raytheon is as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Equipment sold to Raytheon	$607	$267	$184

December 31,	2013	2012
Due from Raytheon	$10	$45

Lam Research Corporation

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Lam Research Corporation (Lam). Dr. Spivey formerly served on the Board of Novellus Systems Inc. (“Novellus”), which was acquired by Lam in June 2012.

Information regarding our transactions with Lam is as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Equipment sold to Lam	$—	$21	$4

December 31,	2013	2012
Due from Lam	$—	$—

Also, in 2012, we entered into a joint marketing arrangement with Lam related to the development of 450mm probing stations.

NVIDIA Corporation

One of the members of our Board of Directors, Dr. John Y. Chen, is the Vice President of Technology and Foundry Operations at NVIDIA Corporation (“NVIDIA”).

Information regarding our transactions with NVIDIA is as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Equipment sold to NVIDIA	$—	$13	$80

December 31,	2013	2012
Due from NVIDIA	$—	$—

NOTE 15. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan that allows eligible employees to contribute a certain percentage of their salary. We match 50% of each eligible employees’ contributions, up to a maximum of 3% of the employees’ earnings. Our matching contributions for the savings plan were as follows (in thousands):

Year Ended December 31,	2013	2012	2011
401(k) matching contributions	$412	$362	$335

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases and Subleases

We lease automobiles, office space and manufacturing space under operating leases that expire at various dates through 2019. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facilities. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease, including any periods of free rent.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,
2014	$3,870
2015	3,487
2016	1,997
2017	1,969
2018	1,635
Thereafter	1,467

Total minimum lease payments	$14,425

Lease expense was as follows (in thousands).

Year Ended December 31,	2013	2012	2011
Lease expense	$2,656	$2,575	$2,551

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

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Revenue	$—	$—	$2,686

Pre-tax loss from discontinued operations	$—	$—	$(495)
Loss on disposal activities	—	—	(1,509)

	—	—	(2,004)
Income tax benefit	—	—	—

Loss from discontinued operations, net of income tax benefit	$—	$—	$(2,004)

Cash generated from disposal activities	$—	$25	$525

NOTE 18. RESTRUCTURING

2011 Restructuring

Restructuring charges in 2011 related to the integration and consolidation of our manufacturing operations, sales organization and corporate headquarters. Manufacturing operations for our Systems business were consolidated at our Dresden, Germany facility, and manufacturing operations for our Probes business, as well as our corporate headquarters, were consolidated at one of our Beaverton, Oregon facilities. As of December 31, 2011, these restructuring and consolidation activities were substantially complete. However, if the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made. Likewise, if the real estate market strengthens and we are able to sublease the properties earlier or at more favorable rates than projected, a benefit will be recognized.

Summary

Restructuring charges were as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Termination and severance related	$—	$—	$(70)
Lease abandonment and termination	227	—	3,488

	$227	$—	$3,418

Restructuring costs were included in our Consolidated Statements of Operations as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Cost of sales	$—	$—	$140
Research and development	—	—	—
Selling, general and administrative	227	—	3,278

	$227	$—	$3,418

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Year Ended December 31, 2013	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Lease abandonment	$3,034	$227	$(1,132)	$—	$2,129

Year Ended December 31, 2012	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$10	$—	$(10)	$—	$—
Lease abandonment	4,137	—	(1,103)	—	3,034

	$4,147	$—	$(1,113)	$—	$3,034

Year Ended December 31, 2011	Beginning Accrued Liability	Charged to (Reversed from) Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$276	$(70)	$(207)	$11	$10
Lease abandonment	34	3,488	(420)	1,035	4,137

	$310	$3,418	$(627)	$1,046	$4,147

As of December 31, 2013, approximately $1.0 million of total accrued restructuring costs are included in Other long-term liabilities. The remainder is classified as a component of Accrued liabilities. We expect the lease abandonment costs will be paid by the end of 2015.

NOTE 19. SEGMENT REPORTING AND ENTERPRISE-WIDE DISCLOSURES

The segment data below is presented in the same manner that management currently organizes the segments for assessing certain performance trends. Our Chief Operating Decision Maker monitors the revenue streams and the operating income of our Systems sales and our Probes sales. We do not track our assets on a segment level, and, accordingly, that information is not provided. As discussed above, the sale of our Sockets operations in September 2011 was accounted for as discontinued operations and, accordingly, the results of operations related to the Sockets operations have been eliminated from the segment financial data below.

Revenue and operating income information from continuing operations by segment was as follows (dollars in thousands):

Year Ended December 31, 2013	Systems	Probes	Corporate Unallocated	Total
Revenue	$79,229	$40,781	$—	$120,010
Gross profit	$33,177	$21,547	$—	$54,724
Gross margin	41.9%	52.8%	—	45.6%
Income (loss) from operations	$11,029	$11,568	$(15,264)	$7,333

Year Ended December 31, 2012
Revenue	$74,368	$38,595	$—	$112,963
Gross profit	$29,391	$20,560	$—	$49,951
Gross margin	39.5%	53.3%	—	44.2%
Income (loss) from operations	$10,370	$10,158	$(12,971)	$7,557

Year Ended December 31, 2011
Revenue	$75,837	$28,773	$—	$104,610
Gross profit	$27,985	$13,431	$—	$41,416
Gross margin	36.9%	46.7%	—	39.6%
Income (loss) from operations	$11,002	$484	$(15,676)	$(4,190)

No customer accounted for 10% or more of our total revenue in 2013, 2012 or 2011.

Our revenues by geographic area were as follows (in thousands):

Year Ended December 31,	2013	2012	2011
United States	$37,662	$33,445	$27,251
Asia Pacific	50,748	51,290	49,906
Europe	28,334	25,718	24,634
Other	3,266	2,510	2,819

	$120,010	$112,963	$104,610

Long-lived assets, exclusive of long-term investments and deferred income taxes, by geographic area were as follows (in thousands):

December 31,	2013	2012
United States	$7,737	$9,156
Asia Pacific	120	223
Europe	15,768	1,034

	$23,625	$10,413

NOTE 20. STOCK REPURCHASE PLANS

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

In November 2012, our board of directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. Information regarding repurchases made pursuant to this program is as follows (dollars in thousands, except per share amounts):

Period	Number of Shares	Weighted average per share purchase price	Total purchase price	Amount remaining for repurchase
Fourth quarter of 2012	59,006	$5.60	$332	$1,668
First quarter of 2013	9,800	5.87	58	1,610

	68,806	5.67	$390	1,610