Form 10-Q
period 2014-03-31
CASCADE MICROTECH INC
filed 2014-05-09
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding as of May 5, 2014 was 16,231,517.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31, 2014	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$24,945	$17,172
Short-term marketable securities	2,737	4,278
Restricted cash	831	1,082
Accounts receivable, net of allowances of $229 and $269	21,642	26,520
Inventories	25,598	24,884
Prepaid expenses and other	2,616	2,147
Deferred income taxes	2,270	2,268

Total Current Assets	80,639	78,351

Fixed assets, net of accumulated depreciation of $27,489 and $27,730	5,805	6,403
Goodwill	14,473	14,471
Purchased intangible assets, net of accumulated amortization of $5,962 and $5,228	16,206	16,937
Deferred income taxes	1,236	1,235
Other assets, net of accumulated amortization of $4,404 and $4,349	1,092	1,114

Total Assets	$119,451	$118,511

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,193	$7,229
Deferred revenue	2,092	2,555
Accrued liabilities	9,158	8,859

Total Current Liabilities	18,443	18,643

Deferred revenue	566	548
Other long-term liabilities	1,897	2,119

Total Liabilities	20,906	21,310

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 16,186 and 16,218	162	162
Additional paid-in capital	107,646	107,908
Accumulated other comprehensive income	132	118
Accumulated deficit	(9,395)	(10,987)

Total Shareholders’ Equity	98,545	97,201

Total Liabilities and Shareholders’ Equity	$119,451	$118,511

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013

Revenue	$33,810	$27,471
Cost of sales	17,537	15,928

Gross profit	16,273	11,543

Operating expenses:
Research and development	3,241	2,456
Selling, general and administrative	10,430	8,046

Total operating expenses	13,671	10,502

Income from operations	2,602	1,041

Other income (expense):
Interest income, net	2	20
Other, net	(69)	(244)

Total other income (expense), net	(67)	(224)

Income before income taxes	2,535	817
Income tax expense	943	70

Net income	$1,592	$747

Basic net income per share	$0.10	$0.05

Diluted net income per share	$0.10	$0.05

Shares used in per share calculations:
Basic	16,242	14,227

Diluted	16,679	14,599

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2014	2013

Net income	$1,592	$747
Change in cumulative translation adjustment	14	(522)

Comprehensive income	$1,606	$225

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,592	$747
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation expense	829	963
Amortization of intangibles	785	237
Stock-based compensation	449	334
Loss on write-down or disposal of long-lived assets	63	1
Deferred income taxes	(4)	30
(Increase) decrease in:
Accounts receivable, net	4,878	(63)
Inventories	(499)	483
Prepaid expenses and other	(502)	344
Increase (decrease) in:
Accounts payable	(36)	1,441
Deferred revenue	(445)	(1,050)
Accrued and other long-term liabilities	303	(2,008)

Net cash provided by operating activities	7,413	1,459

Cash flows from investing activities:
Purchase of marketable securities	(629)	(3,405)
Proceeds from sale of marketable securities	2,171	3,436
Decrease in restricted cash	251	—
Purchase of fixed assets	(513)	(559)
Proceeds from sale of fixed assets	10	13
Cash paid for acquisitions, net of cash acquired	(226)	—

Net cash provided by (used in) investing activities	1,064	(515)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(1)
Witholding taxes paid on net settlement of vested restricted stock units	(174)	(141)
Proceeds from issuances of common stock	280	113
Cash paid for repurchase of common stock	(817)	(58)

Net cash used in financing activities	(711)	(87)

Effect of exchange rate changes on cash and cash equivalents	7	(196)

Increase in cash and cash equivalents	7,773	661

Cash and cash equivalents:
Beginning of period	17,172	17,927

End of period	$24,945	$18,588

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$146	$246
Transfer of inventory from fixed assets	(213)	—

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2013 is derived from our 2013 Annual Report on Form 10-K. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Inventory charges were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Inventory charges	$454	$393

Inventories consisted of the following (in thousands):

	March 31, 2014	December 31 2013
Raw materials	$15,668	$15,234
Work-in-process	3,120	2,958
Finished goods	6,810	6,692

	$25,598	$24,884

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended March 31,
	2014	2013
Shares used to calculate basic net income per share	16,242	14,227
Dilutive effect of outstanding stock options and restricted stock units (“RSUs”)	437	372

Shares used to calculate diluted net income per share	16,679	14,599

Securities not considered as they would have been antidilutive	1,056	1,239

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

Product warranty activity was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Warranty accrual, beginning of period	$745	$716
Reductions for warranty charges	(243)	(366)
Additions to warranty reserve	240	327

Warranty accrual, end of period	$742	$677

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance, beginning of period	$14,471	$990
Acquisition of the Reliability Test Product division of Aetrium Incorporated (“RTP”)	—	641
Acquisition of ATT Advanced Temperature Test Systems GmbH ATT (“ATT Systems”)	—	12,551
Effect of exchange rate changes	2	289

Balance, end of period	$14,473	$14,471

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	March 31, 2014	December 31, 2013
Customer relationships	$7,199	$7,198
Core technology	13,729	13,728
Trademarks and tradenames	1,240	1,239

	22,168	22,165
Less accumulated amortization	(5,962)	(5,228)

	$16,206	$16,937

Purchased intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Amortization expense	$730	$158

The estimated amortization of purchased intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2014	$2,170
2015	2,814
2016	2,614
2017	2,595
2018	2,518
Thereafter	3,495

$16,206

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued compensation and benefits	$2,859	$2,812
Accrued sales taxes and VAT	373	470
Accrued income taxes	1,284	492
Accrued warranty	742	745
Contingent consideration related to our acquisition of RTP	1,385	1,350
Payable to seller related to our acquisition of ATT Systems	518	746
Accrued restructuring costs	1,112	1,163
Other	885	1,081

	$9,158	$8,859

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of sales	$58	$51
Research and development	64	53
Selling, general and administrative	327	230

	$449	$334

Stock Incentive Plans

Stock option activity for the first three months of 2014 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,042,937	$6.52
Granted	90,000	9.61
Exercised	(30,175)	9.27
Forfeited	(1,800)	10.17

Outstanding at March 31, 2014	1,100,962	6.70

RSU activity for the first three months of 2014 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2013	409,403	$6.87
Granted	25,500	9.61
Vested	(42,645)	6.76
Forfeited	—	—

Outstanding at March 31, 2014	392,258	7.06

As of March 31, 2014, total unrecognized stock-based compensation related to outstanding, but unvested, options and RSUs was $4.2 million, which will be recognized over the weighted average remaining vesting period of 2.6 years.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended March 31, 2014
Revenue	$21,560	$12,250	$—	$33,810
Gross profit	$9,198	$7,075	$—	$16,273
Gross margin	42.7%	57.8%	—	48.1%
Income (loss) from operations	$2,479	$4,426	$(4,303)	$2,602

Three Months Ended March 31, 2013
Revenue	$17,700	$9,771	$—	$27,471
Gross profit	$6,712	$4,831	$—	$11,543
Gross margin	37.9%	49.4%	—	42.0%
Income (loss) from operations	$1,642	$2,424	$(3,025)	$1,041

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

No customer accounted for 10% or greater of our total revenue in the three-month periods ended March 31, 2014 or 2013.

Note 9. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate equities	$1	Level 1	$1	Level 1
Marketable securities – corporate obligations	$2,736	Level 2	$4,277	Level 2
Forward sale contracts for Japanese yen	$2,626	Level 2	$523	Level 2
Forward purchase contract for euro	$1,375	Level 2	$2,061	Level 2
Forward sale contract for euro	$24,821	Level 2	$24,561	Level 2
Contingent consideration related to our acquisition of RTP	$(1,385)	Level 3	$(1,350)	Level 3

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

The fair value of the contingent consideration related to our acquisition of RTP is determined based on the present value of probability weighted payments expected to be made under the terms of the agreement.

The carrying values of Cash and cash equivalents, Restricted cash, Accounts receivable, Prepaid expenses and other, Accounts payable and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first quarter of 2014.

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2013	$1,350
Increase in contingent consideration due to re-measurement	35

Balance at March 31, 2014	$1,385

Note 10. Stock Repurchases

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. We repurchased 88,445 shares of our common stock in the first quarter of 2014 at a weighted average price of $9.24 per share, or a total of $0.8 million. As of March 31, 2014, $0.8 million remained available for repurchases. This plan does not have an expiration date.

Note 11. Recent Accounting Guidance

ASU 2013-11

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, our adoption of ASU 2013-11 in January 2014 did not have a material effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: industry prospects; future results of operations, including estimated revenue for the quarter ending June 30, 2014; our future financial position; our expectations and beliefs regarding future revenue growth; the future impact of any off-balance sheet arrangements; our estimated costs to repair or replace products under warranty; our strategies and intentions and potential sources of funds regarding acquisitions; our accounting and tax policies and the impact of adoption of accounting guidance, if any, on our financial position, results of operations or cash flows; potential charges to write down inventory in future periods; our future capital requirements and fixed asset additions for 2014; seasonality of our revenues and expected increases in revenue in the last month of each quarter; and our ability to meet our cash requirements for the next 12 months and for the foreseeable future. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments, customer orders and capital expenditures; constraints on availability of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 5, 2014.

General

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

Our probe stations provide precise and accurate measurement of semiconductor electrical characteristics during device design or when optimizing the chip fabrication process. Our probe stations are highly configurable and are typically sold with various accessories, including our analytical probes, as well as accessories from third parties. In addition, we design and build custom probe stations to address the specific requirements of our customers. We also generate revenue through the sales of service contracts for our stations.

Our thermal subsystems are designed and produced by ATT Systems, a wholly-owned subsidiary based in Munich, Germany, which we acquired in October 2013. ATT Systems produces thermal chuck systems used in probe stations, as well as specific systems for testing electronic components, hybrids, PCBs or other assemblies at the test site. Designed for thermal and mechanical stability and precision, our thermal subsystems offer a broad range of modular solutions that can be used in new installations, as well as upgrades to existing equipment.

Our reliability test products were acquired in July 2013 from Aetrium Incorporated and are designed and manufactured in St. Paul, Minnesota. The 1164 Reliability Test System is a modular and scalable test platform that can be used in a wide range of reliability test applications, including Electro Migration (EM), Stress Migration (SM), Time Dependent Dielectric Breakdown (TDDB), Stress Induced Leakage Current (SILC) and Bias Temperature Instability (BTI). In addition to the 1164 Reliability Test System, we also offer the Symphony Wafer Level Reliability (WLR) Test System which, when combined with either an automated or semi-automated probe station, and our Conductor software, provides users with the necessary tools for automated and unattended WRL testing to shorten product development cycles and enhance product quality.

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

Overview

Revenue and gross margin in the first quarter of 2014 increased to $33.8 million and 48.1%, respectively, compared to $27.5 million and 42.0%, respectively, in the first quarter of 2013, reflecting increased sales in both the Systems and Probes segments. Net income was $1.6 million in the first quarter of 2014 compared to $0.7 million in the first quarter of 2013.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $32 million to $35 million for the second quarter of 2014.

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

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 5, 2014.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of sales	51.9	58.0

Gross profit	48.1	42.0
Operating expenses:
Research and development	9.6	8.9
Selling, general and administrative	30.8	29.3

Total operating expenses	40.4	38.2

Income from operations	7.7	3.8
Other income (expense), net	(0.2)	(0.8)

Income before income taxes	7.5	3.0
Income tax expense	2.8	0.3

Net income	4.7%	2.7%

(1)	Percentages may not add due to rounding.

Revenue and operating income information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended March 31, 2014
Revenue	$21,560	$12,250	$—	$33,810
Gross profit	$9,198	$7,075	$—	$16,273
Gross margin	42.7%	57.8%	—	48.1%
Income (loss) from operations	$2,479	$4,426	$(4,303)	$2,602

Three Months Ended March 31, 2013
Revenue	$17,700	$9,771	$—	$27,471
Gross profit	$6,712	$4,831	$—	$11,543
Gross margin	37.9%	49.4%	—	42.0%
Income (loss) from operations	$1,642	$2,424	$(3,025)	$1,041

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
Revenue	2014	2013
Systems	$21,560	$17,700	$3,860	21.8%
Probes	12,250	9,771	2,479	25.4%

Total	$33,810	$27,471	$6,339	23.1%

Systems

The increase in Systems revenue in the first quarter of 2014 compared to the first quarter of 2013 was primarily attributable to increased unit sales related to our acquisitions from the second half of 2013. This increase was partially offset by a decrease in average selling prices as we sold fewer 300mm stations, which have higher average selling prices, relative to total unit sales.

Probes

The increase in Probes revenue in the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of increased unit sales of both production probe cards and analytical probes.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
Cost of Sales	2014	2013
Systems	$12,362	$10,988	$1,374	12.5%
Probes	5,175	4,940	235	4.8%

Total	$17,537	$15,928	$1,609	10.1%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended March 31,
Gross Margins	2014	2013
Systems	42.7%	37.9%
Probes	57.8%	49.4%
Overall	48.1%	42.0%

Systems

The increase in Systems gross margins in the first quarter of 2014 compared to the first quarter of 2013 was primarily attributable to our acquisitions during the second half of 2013. The acquired product lines increased the average gross margin of all Systems products.

Probes

The increase in Probes gross margins in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to increased unit sales, which increased factory utilization and decreased unabsorbed period expenses.

Overall

The overall increase in gross margins in the first quarter of 2014 compared to the first quarter of 2013 was primarily attributable to product mix, as we sold a higher number of Probes relative to total sales. The increase in gross margin was also positively affected by sales of products acquired in the second half of 2013 as discussed above.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2014	2013
Research and development	$3,241	$2,456	$785	32.0%

The increase in research and development in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a $0.4 million increase in salaries and benefits related primarily to our acquisitions in the second half of 2013, a $0.3 million increase in project-related expenses and a $0.1 million decrease in government grant reimbursements.

Selling, General and Administrative

Selling, general and administrative, or SG&A, expense includes compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, intangible asset amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2014	2013
Selling, general and administrative	$10,430	$8,046	$2,384	29.6%

The increase in SG&A in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to $0.8 million increase in salaries and benefits related primarily to our expanded workforce due to our acquisitions in the second half of 2013, a $0.5 million increase in amortization of purchased intangibles, a $0.3 million increase in professional service fees, a $0.2 million increase in selling expenses, a $0.1 million increase in stock-based compensation, and a $0.1 million increase in recruiting and severance.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, foreign currency gains and losses and gains and losses of foreign currency forward contracts. Other income (expense) may also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest income, net	$2	$20
Foreign currency gains (losses)	18	(441)
Gains (losses) on foreign currency forward contracts	(53)	203
Other	(34)	(6)

	$(67)	$(224)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows:

	Three Months Ended March 31,
	2014	2013
Income tax provision	$943	$70
Income tax provision as a percentage of income before income taxes	37.2%	8.6%

Our income tax expense in the first quarters of 2014 and 2013 primarily related to estimated tax expense on income in the U.S. and foreign tax jurisdictions.

Our effective tax rate may differ from the U.S. federal statutory rate primarily as a result of the effects of state and foreign income taxes and may be effected by changes in statutory tax rates and laws in the U.S. and foreign jurisdictions. The effective tax rate in the first quarter of 2014 does not include any benefit from research and experimentation tax credits since legislation related to such credits expired and has not been renewed.

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carryforwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets.

As of March 31, 2014, the net deferred tax assets on our Consolidated Balance Sheets totaled $3.5 million, net of a valuation allowance of $0.2 million, and primarily related to tax credits and other temporary differences.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates and acquisitions.

Net cash provided by operating activities in the first quarter of 2014 was $7.4 million and primarily consisted of our net income of $1.6 million, net non-cash charges of $2.1 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $4.9 million to $21.6 million at March 31, 2014, compared to $26.5 million at December 31, 2013, primarily due to the timing of sales and collections.

Inventories increased by $0.7 million to $25.6 million at March 31, 2014, compared to $24.9 million at December 31, 2013. The increase in inventory was primarily related to lower than expected sales of probe stations, partially offset by inventory charges of $0.5 million in the first quarter of 2014 for excess and obsolete inventory and sales of finished goods. If our actual results are significantly different than our current expectations for 2014, we may incur additional charges to write down inventory in future periods.

Long-term and short-term deferred revenue decreased by $0.4 million to $2.7 million at March 31, 2014, compared to $3.1 million at December 31, 2013, primarily due to a decrease in customer deposits on product orders.

Other long-term liabilities decreased by $0.2 million to $1.9 million at March 31, 2014, compared to $2.1 million at December 31, 2013, primarily due to a decrease in accrued lease abandonment costs.

Fixed asset purchases of $0.5 million in the first quarter of 2014 primarily related to production-related equipment and research and development tools. We anticipate fixed asset additions for all of 2014 to be approximately $6.0 million.

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. We repurchased 88,445 shares of our common stock in the first quarter of 2014 at a weighted average price of $9.24 per share, or a total of $0.8 million. As of March 31, 2014, $0.8 million remained available for repurchases. This plan does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On March 31, 2014, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing Cash and cash equivalents and Short-term marketable securities, which totaled $27.7 million at March 31, 2014. In addition, we currently have $10 million available under the LOC as discussed above.

We continue to evaluate opportunities for acquisition and expansion and any such transactions, if consummated, may use a portion of our cash and marketable securities or may result in the issuance by us of debt or equity securities. Issuances of debt securities would increase our leverage and interest exposure; issuances of equity securities could dilute the ownership interest of our shareholders.

Recent Accounting Guidance

See Note 11 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of March 31, 2014 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2014	2015 and 2016	2017 and 2018	2019 and beyond
Operating leases	$12,318	$2,786	$5,018	$3,253	$1,261
Purchase order commitments (1)	6,762	6,496	266	—	—
Forward contracts	28,822	28,822	—	—	—
Fair value of contingent consideration related to our acquisition of RTP	1,385	1,385	—	—	—
Additional consideration related to our acquisition of ATT Systems	1,036	518	518	—	—

	$50,323	$40,007	$5,802	$3,253	$1,261

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2013 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 5, 2014.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 5, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We made the following repurchases of our common stock during the first quarter of 2014:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
January 1 to January 31	—	—	—	$1.6 million
February 1 to February 28	28,648	$9.02	28,648	$1.4 million
March 1 to March 31	59,797	$9.35	59,797	$0.8 million

Total	88,445	$9.24	88,445	$0.8 million

These shares were repurchased pursuant to a plan approved by our board of directors in November 2012, which authorized the repurchase of up to $2.0 million of our common stock from time to time in the open market or in privately negotiated transactions. This plan does not have an expiration date.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	First amendment to Lease dated January 10, 2007, between Nimbus Center LLC and Cascade Microtech, Inc.

10.2	Third amendment to Lease dated January 23, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.

10.3	Fourth amendment to Lease dated March 31, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2014	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)