Form 10-Q
period 2014-06-30
CASCADE MICROTECH INC
filed 2014-08-06
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock outstanding as of August 1, 2014 was 16,334,754.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$27,764	$17,172
Short-term marketable securities	1,683	4,278
Restricted cash	825	1,082
Accounts receivable, net of allowances of $217 and $269	21,912	26,520
Inventories	27,095	24,884
Prepaid expenses and other	3,090	2,147
Deferred income taxes	2,273	2,268

Total Current Assets	84,642	78,351

Fixed assets, net of accumulated depreciation of $28,300 and $27,730	6,796	6,403
Goodwill	14,361	14,471
Purchased intangible assets, net of accumulated amortization of $6,681 and $5,228	15,364	16,937
Deferred income taxes	1,273	1,235
Other assets, net of accumulated amortization of $4,453 and $4,349	1,039	1,114

Total Assets	$123,475	$118,511

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,405	$7,229
Deferred revenue	2,183	2,555
Accrued liabilities	9,757	8,859

Total Current Liabilities	19,345	18,643

Deferred revenue	538	548
Other long-term liabilities	1,877	2,119

Total Liabilities	21,760	21,310

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 16,313 and 16,218	163	162
Additional paid-in capital	109,100	107,908
Accumulated other comprehensive income	19	118
Accumulated deficit	(7,567)	(10,987)

Total Shareholders’ Equity	101,715	97,201

Total Liabilities and Shareholders’ Equity	$123,475	$118,511

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$33,452	$30,307	$67,262	$57,778
Cost of sales	16,466	16,032	34,003	31,960

Gross profit	16,986	14,275	33,259	25,818

Operating expenses:
Research and development	3,428	2,694	6,669	5,150
Selling, general and administrative	10,630	9,064	21,060	17,110

Total operating expenses	14,058	11,758	27,729	22,260

Income from operations	2,928	2,517	5,530	3,558

Other income (expense):
Interest income, net	7	2	9	22
Other, net	(56)	(112)	(125)	(356)

Total other income (expense), net	(49)	(110)	(116)	(334)

Income before income taxes	2,879	2,407	5,414	3,224
Income tax expense	1,051	221	1,994	291

Net income	$1,828	$2,186	$3,420	$2,933

Basic net income per share	$0.11	$0.15	$0.21	$0.21

Diluted net income per share	$0.11	$0.15	$0.20	$0.20

Shares used in per share calculations:
Basic	16,255	14,342	16,249	14,283

Diluted	16,751	14,652	16,725	14,626

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$1,828	$2,186	$3,420	$2,933
Unrealized holding losses	(3)	(1)	(3)	(1)
Change in cumulative translation adjustment	(110)	267	(96)	(255)

Comprehensive income	$1,715	$2,452	$3,321	$2,677

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,420	$2,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,628	1,906
Amortization of intangibles	1,565	470
Stock-based compensation	1,270	872
Loss on write-down or disposal of long-lived assets	66	1
Deferred income taxes	(12)	49
(Increase) decrease in:
Accounts receivable, net	4,586	(504)
Inventories	(2,078)	1,973
Prepaid expenses and other	(797)	433
Increase (decrease) in:
Accounts payable	(985)	88
Deferred revenue	(382)	(2,092)
Accrued and other long-term liabilities	1,331	(1,023)

Net cash provided by operating activities	9,612	5,106

Cash flows from investing activities:
Purchase of marketable securities	(1,128)	(5,374)
Proceeds from sale of marketable securities	3,720	5,665
Purchase of fixed assets	(1,108)	(851)
Proceeds from sale of fixed assets	10	13
Decrease in restricted cash	249	1,061
Cash paid for acquisitions, net of cash acquired	(654)	—

Net cash provided by investing activities	1,089	514

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(2)
Withholding taxes paid on net settlement of vested restricted stock units	(247)	(202)
Proceeds from issuances of common stock	1,203	578
Cash paid for repurchase of common stock	(1,033)	(58)

Net cash provided by (used in) financing activities	(77)	316

Effect of exchange rate changes on cash and cash equivalents	(32)	(94)

Increase in cash and cash equivalents	10,592	5,842

Cash and cash equivalents:
Beginning of period	17,172	17,927

End of period	$27,764	$23,769

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$717	$440
Transfer to inventory from fixed assets	(213)	—

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

Inventory charges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Inventory charges	$344	$356	$799	$749

Inventories consisted of the following (in thousands):

	June 30, 2014	December 31 2013
Raw materials	$16,585	$15,234
Work-in-process	2,945	2,958
Finished goods	7,565	6,692

	$27,095	$24,884

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares used to calculate basic net income per share	16,255	14,342	16,249	14,283
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	496	310	476	343

Shares used to calculate diluted net income per share	16,751	14,652	16,725	14,626

Securities not considered as they would have been antidilutive	1,020	1,132	1,040	1,099

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

Product warranty activity was as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Warranty accrual, beginning of period	$745	$716
Reductions for warranty charges	(490)	(399)
Additions to warranty reserve	493	288

Warranty accrual, end of period	$748	$605

Note 5. Goodwill and Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Balance, beginning of period	$14,471	$990
Acquisition of the Reliability Test Product division of Aetrium Incorporated (“RTP”)	—	641
Acquisition of ATT Advanced Temperature Test Systems GmbH ATT (“ATT Systems”)	—	12,551
Effect of exchange rate changes	(110)	289

Balance, end of period	$14,361	$14,471

Intangible Assets

Intangible assets, net included the following (in thousands):

	June 30, 2014	December 31, 2013
Purchased Intangible Assets
Customer relationships	$7,171	$7,198
Core technology	13,645	13,728
Trademarks and tradenames	1,229	1,239

	22,045	22,165
Less accumulated amortization	(6,681)	(5,228)

	$15,364	$16,937

Patents
Patents	$4,632	$4,632
Less accumulated amortization	(4,453)	(4,349)

	$179	$283

Intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$780	$234	$1,565	$470

The estimated amortization of intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2014	$1,506
2015	2,896
2016	2,595
2017	2,577
2018	2,499
Thereafter	3,470

$15,543

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation and benefits	$4,121	$2,812
Accrued sales taxes and VAT	108	470
Accrued income taxes	1,773	492
Accrued warranty	748	745
Contingent consideration related to our acquisition of RTP	500	1,350
Payable to seller related to our acquisition of ATT Systems	514	746
Accrued restructuring costs	1,188	1,163
Other	805	1,081

	$9,757	$8,859

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$62	$45	$120	$96
Research and development	76	47	140	100
Selling, general and administrative	683	446	1,010	676

	$821	$538	$1,270	$872

Stock Incentive Plans

Stock option activity for the first six months of 2014 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,042,937	$6.52
Granted	90,000	9.61
Exercised	(98,686)	8.98
Forfeited	(1,800)	10.17

Outstanding at June 30, 2014	1,032,451	6.55

RSU activity for the first six months of 2014 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2013	409,403	$6.87
Granted	171,750	10.21
Vested	(98,020)	7.46
Forfeited	—	—

Outstanding at June 30, 2014	483,133	7.93

As of June 30, 2014, total unrecognized stock-based compensation related to outstanding, but unvested, options and RSUs was $4.9 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Employee Stock Purchase Plan

During the first six months of 2014, we issued 35,722 shares of our common stock pursuant to our 2013 Employee Share Purchase Plan (the “2013 ESPP”) at a price of $8.88 per share, which represented a discount of $1.90 per share from the fair value of our common stock on the date of issuance. As of June 30, 2014, a total of 964,278 shares remained available for issuance pursuant to the 2013 ESPP.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended June 30, 2014
Revenue	$21,824	$11,628	$—	$33,452
Gross profit	$10,139	$6,847	$—	$16,986
Gross margin	46.5%	58.9%	—	50.8%
Income (loss) from operations	$3,352	$3,900	$(4,324)	$2,928

Three Months Ended June 30, 2013
Revenue	$19,847	$10,460	$—	$30,307
Gross profit	$8,760	$5,515	$—	$14,275
Gross margin	44.1%	52.7%	—	47.1%
Income (loss) from operations	$3,268	$2,990	$(3,741)	$2,517

	Systems	Probes	Corporate Unallocated	Total
Six Months Ended June 30, 2014
Revenue	$43,384	$23,878	$—	$67,262
Gross profit	$19,337	$13,922	$—	$33,259
Gross margin	44.6%	58.3%	—	49.4%
Income (loss) from operations	$5,831	$8,326	$(8,627)	$5,530

Six Months Ended June 30, 2013
Revenue	$37,547	$20,231	$—	$57,778
Gross profit	$15,472	$10,346	$—	$25,818
Gross margin	41.2%	51.1%	—	44.7%
Income (loss) from operations	$4,910	$5,414	$(6,766)	$3,558

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

No customer accounted for 10% or greater of our total revenue in the six-month periods ended June 30, 2014 or 2013, or in the three-month period ended June 30, 2014. We had one customer which represented 11.3% of our total revenue in the three-month period ended June 30, 2013.

Note 9. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate equities	$4	Level 1	$1	Level 1
Marketable securities – corporate obligations	$1,679	Level 2	$4,277	Level 2
Forward sale contracts for Japanese yen	$2,960	Level 2	$523	Level 2
Forward purchase contract for euro	$545	Level 2	$2,061	Level 2
Forward sale contract for euro	$25,203	Level 2	$24,561	Level 2
Contingent consideration related to our acquisition of RTP	$(500)	Level 3	$(1,350)	Level 3

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

No changes were made to our valuation techniques during the first six months of 2014.

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2013	$1,350
Decrease in contingent consideration due to re-measurement	(422)
Payment of contingent consideration	(428)

Balance at June 30, 2014	$500

Note 10. Stock Repurchases

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of $2.0 million. In the first six months of 2014 we repurchased 111,256 shares of our common stock at a weighted average price of $9.28 per share, or a total of $1.0 million. As of June 30, 2014, $2.6 million remained available for repurchase under the program. The repurchase program does not have an expiration date.

Note 11. Restructuring Accrual

Restructuring charges related to adjustments to our lease abandonment reserve were recorded as a component of Selling, general and administrative as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Lease abandonment and termination	$249	$112	$249	$112

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Six Months Ended June 30, 2014
Lease abandonment	$2,129	$249	$—	$(578)	$1,800

As of June 30, 2014, approximately $0.6 million of total accrued restructuring costs are included in Other long-term liabilities. The remainder is classified as a component of Accrued liabilities. We expect the lease abandonment costs will be paid by the end of 2015.

Note 12. Recent Accounting Guidance

ASU 2014-12

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation – Stock Compensation (Topic 718).” ASU 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and the International Accounting Standards Board. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: industry prospects; future results of operations, including estimated revenue for the quarter ending September 30, 2014; our future financial position; our expectations and beliefs regarding future revenue growth; the future impact of any off-balance sheet arrangements; our estimated costs to repair or replace products under warranty; our strategies and intentions and potential sources of funds regarding acquisitions; our accounting and tax policies and the impact of adoption of accounting guidance, if any, on our financial position, results of operations or cash flows; potential charges to write down inventory in future periods; our future capital requirements and fixed asset additions for 2014; seasonality of our revenues and expected increases in revenue in the last month of each quarter; and our ability to meet our cash requirements for the next 12 months and for the foreseeable future. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments, customer orders and capital expenditures; constraints on availability of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 5, 2014.

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

Our reliability test products were acquired in July 2013 from Aetrium Incorporated and are designed and manufactured in St. Paul, Minnesota. The 1164 Reliability Test System is a modular and scalable test platform that can be used in a wide range of reliability test applications, including Electro Migration (“EM”), Stress Migration (“SM”), Time Dependent Dielectric Breakdown (“TDDB”), Stress Induced Leakage Current (“SILC”) and Bias Temperature Instability (“BTI”). In addition to the 1164 Reliability Test System, we also offer the Symphony Wafer Level Reliability (“WLR”) Test System which, when combined with either an automated or semi-automated probe station, and our Conductor software, provides users with the necessary tools for automated and unattended WRL testing to shorten product development cycles and enhance product quality.

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

Overview

Revenue and gross margin in the first six months of 2014 increased to $67.3 million and 49.4%, respectively, compared to $57.8 million and 44.7%, respectively, in the first six months of 2013, reflecting increased sales and gross margins in both the Systems and Probes segments. Net income was $3.4 million in the first six months of 2014 compared to $2.9 million in the first six months of 2013.

During the second quarter of 2014, we settled our contingent liability related to our acquisition of the Reliability Test Product division of Aetrium Incorporated (“RTP”) for $0.4 million, resulting in a $0.4 million credit to Selling, general and administrative expense since we had $0.8 million accrued for such payment. As of June 30, 2014, $0.5 million remained accrued for potential payments related to the seller’s indemnification obligations, which we expect to settle by February 2015.

Also during the second quarter of 2014, we recorded $0.2 million in additional lease abandonment costs as a component of Selling, general and administrative expense as a result of a change in our estimated income from sub-leasing the respective property.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $32 million to $35 million for the third quarter of 2014.

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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.2	52.9	50.6	55.3

Gross profit	50.8	47.1	49.4	44.7
Operating expenses:
Research and development	10.2	8.9	9.9	8.9
Selling, general and administrative	31.8	29.9	31.3	29.6

Total operating expenses	42.0	38.8	41.2	38.5

Income from operations	8.8	8.3	8.2	6.2
Other income (expense), net	(0.1)	(0.4)	(0.2)	(0.6)

Income before income taxes	8.6	7.9	8.0	5.6
Income tax expense	3.1	0.7	3.0	0.5

Net income	5.5%	7.2%	5.1%	5.1%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended June 30, 2014
Revenue	$21,824	$11,628	$—	$33,452
Gross profit	$10,139	$6,847	$—	$16,986
Gross margin	46.5%	58.9%	—	50.8%
Income (loss) from operations	$3,352	$3,900	$(4,324)	$2,928
Three Months Ended June 30, 2013
Revenue	$19,847	$10,460	$—	$30,307
Gross profit	$8,760	$5,515	$—	$14,275
Gross margin	44.1%	52.7%	—	47.1%
Income (loss) from operations	$3,268	$2,990	$(3,741)	$2,517

	Systems	Probes	Corporate Unallocated	Total
Six Months Ended June 30, 2014
Revenue	$43,384	$23,878	$—	$67,262
Gross profit	$19,337	$13,922	$—	$33,259
Gross margin	44.6%	58.3%	—	49.4%
Income (loss) from operations	$5,831	$8,326	$(8,627)	$5,530
Six Months Ended June 30, 2013
Revenue	$37,547	$20,231	$—	$57,778
Gross profit	$15,472	$10,346	$—	$25,818
Gross margin	41.2%	51.1%	—	44.7%
Income (loss) from operations	$4,910	$5,414	$(6,766)	$3,558

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
Revenue	2014	2013	Change	% Change

Systems	$21,824	$19,847	$1,977	10.0%
Probes	11,628	10,460	1,168	11.2%

Total	$33,452	$30,307	$3,145	10.4%

	Six Months Ended June 30,		Dollar
Revenue	2014	2013	Change	% Change

Systems	$43,384	$37,547	$5,837	15.5%
Probes	23,878	20,231	3,647	18.0%

Total	$67,262	$57,778	$9,484	16.4%

Systems

The increases in Systems revenue in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily related to increased unit sales related to our acquisitions from the second half of 2013. These increases were partially offset by decreases in average selling prices as we sold fewer 300mm stations, which have higher average selling prices.

Probes

The increases in Probes revenue in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily the result of increases in unit sales of both production probe cards and analytical probes.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
Cost of Sales	2014	2013	Change	% Change

Systems	$11,685	$11,087	$598	5.4%
Probes	4,781	4,945	(164)	(3.3)%

Total	$16,466	$16,032	$434	2.7%

	Six Months Ended June 30,		Dollar
Cost of Sales	2014	2013	Change	% Change

Systems	$24,047	$22,075	$1,972	8.9%
Probes	9,956	9,885	71	0.7%

Total	$34,003	$31,960	$2,043	6.4%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Margins	2014	2013	2014	2013

Systems	46.5%	44.1%	44.6%	41.2%
Probes	58.9%	52.7%	58.3%	51.1%
Overall	50.8%	47.1%	49.4%	44.7%

Systems

The increases in Systems gross margins in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to our acquisitions during the second half of 2013. The acquired product lines increased the average gross margin of all Systems products.

Probes

The increases in Probes gross margins in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to increased unit sales, which increased factory utilization and decreased unabsorbed period expenses.

Overall

The overall increases in gross margins in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily attributable to product mix, as we sold a higher number of Probes relative to total sales. The increases in gross margin were also positively affected by sales of products acquired in the second half of 2013 as discussed above.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change
	2014	2013		% Change
Research and development	$3,428	$2,694	$734	27.2%

	Six Months Ended June 30,		Dollar Change
	2014	2013		% Change
Research and development	$6,669	$5,150	$1,519	29.5%

The increases in research and development in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to:

•	increases of $0.5 million and $0.9 million, respectively, in salaries and benefits related primarily to our acquisitions in the second half of 2013;

•	increases of $0.2 million and $0.5 million, respectively, in project-related expenses; and

•	a $0.1 million decrease in government grant reimbursements for the six-month period ended June 30, 2014.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change
	2014	2013		% Change
Selling, general and administrative	$10,630	$9,064	$1,566	17.3%

	Six Months Ended June 30,		Dollar Change
	2014	2013		% Change
Selling, general and administrative	$21,060	$17,110	$3,950	23.1%

The increases in SG&A in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily due to increases of:

•	$0.8 million and $1.5 million, respectively, in salaries and benefits related primarily to our expanded workforce due to our acquisitions in the second half of 2013;

•	$0.5 million and $1.1 million, respectively, in amortization of purchased intangibles;

•	$0.1 million and a $0.4 million, respectively, in professional service fees;

$0.2 million and a $0.4 million, respectively, in selling expenses;

•	$0.2 million and a $0.3 million, respectively, in stock-based compensation; and

•	$0.1 million and a $0.1 million, respectively, in restructuring costs.

These factors were partially offset by a $0.4 million reduction in our contingent consideration accrual related to our acquisition of RTP.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income, net	$7	$2	$9	$22
Foreign currency losses	(114)	(249)	(96)	(690)
Gains on foreign currency forward contracts	60	147	7	350
Other	(2)	(10)	(36)	(16)

	$(49)	$(110)	$(116)	$(334)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax provision	$1,051	$221	$1,994	$291
Income tax provision as a percentage of income before income taxes	36.5%	9.2%	36.8%	9.0%

Our income tax expense in the three and six-months periods ended June 30, 2014 and 2013 primarily related to estimated tax expense on income in the U.S. and foreign tax jurisdictions.

Our effective tax rate may differ from the U.S. federal statutory rate primarily as a result of the effects of state and foreign income taxes and may be affected by changes in statutory tax rates and laws in the U.S. and foreign jurisdictions. The increases in our effective tax rate for the three- and six-month periods ended June 30, 2014 compared to the same periods of the prior year were primarily the result of releasing the majority of our valuation allowance on deferred tax assets in the fourth quarter of 2013. The tax benefit of these deferred tax assets, which consisted primarily of net operating loss carryforwards, were fully recognized in the fourth quarter of 2013 and, therefore, were no longer available to offset current tax expense in future periods. In addition, the effective tax rate in the first six months of 2014 does not include any federal benefit from research and experimentation tax credits since legislation related to such credits expired and has not been renewed.

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

As of June 30, 2014, the net deferred tax assets on our Consolidated Balance Sheets totaled $3.5 million, net of a valuation allowance of $0.2 million, and are primarily related to tax credits and other temporary differences.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates and acquisitions.

Net cash provided by operating activities in the first six months of 2014 was $9.6 million and primarily consisted of our net income of $3.4 million, net non-cash charges of $4.5 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $4.6 million to $21.9 million at June 30, 2014, compared to $26.5 million at December 31, 2013, primarily due to the timing of sales and collections.

Inventories increased by $2.2 million to $27.1 million at June 30, 2014, compared to $24.9 million at December 31, 2013. The increase in inventory was primarily related to lower than expected sales of probe stations, partially offset by inventory charges of $0.8 million in the first six months of 2014 for excess and obsolete inventory and sales of finished goods. If our actual results are significantly different than our current expectations for 2014, we may incur additional charges to write down inventory in future periods.

Long-term and short-term deferred revenue decreased by $0.4 million to $2.7 million at June 30, 2014, compared to $3.1 million at December 31, 2013, primarily due to a decrease in customer deposits on product orders.

Other long-term liabilities decreased by $0.2 million to $1.9 million at June 30, 2014, compared to $2.1 million at December 31, 2013, primarily due to a decrease in accrued lease abandonment costs.

Fixed asset purchases of $1.1 million in the first six months of 2014 primarily related to production-related equipment, research and development tools and leasehold improvements. We anticipate that cash used for fixed asset purchases for all of 2014 will be between $5.0 million and $6.0 million, depending on the timing of payments to vendors.

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of $2.0 million. In the first six months of 2014 we repurchased 111,256 shares of our common stock at a weighted average price of $9.28 per share, or a total of $1.0 million. As of June 30, 2014, $2.6 million remained available for repurchase under the program. The repurchase program does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On June 30, 2014, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing Cash and cash equivalents and Short-term marketable securities, which totaled $29.4 million at June 30, 2014. In addition, we currently have $10 million available under the LOC as discussed above.

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

Recent Accounting Guidance

See Note 12 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of June 30, 2014 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2014	2015 and 2016	2017 and 2018	2019 and beyond
Operating leases	$11,420	$1,882	$5,025	$3,253	$1,260
Purchase order commitments (1)	6,684	6,120	564	—	—
Forward contracts	28,708	28,708	—	—	—
Fair value of contingent consideration related to our acquisition of RTP	500	300	200	—	—
Additional consideration related to our acquisition of ATT Systems	1,028	514	514	—	—

	$48,340	$37,524	$6,303	$3,253	$1,260

(1)	Purchase order commitments primarily represent open orders for inventory.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 5, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We made the following repurchases of our common stock during the second quarter of 2014:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
April 1 – April 30	22,811	$9.45	22,811	$0.6 million
May 1 – May 31	—		—	$2.6 million
June 1 – June 30	—		—	$2.6 million

Total	22,811		22,811	$2.6 million

These shares were repurchased pursuant to a plan approved by our board of directors in November 2012 and amended in May 2014, which authorized the repurchase of up to a total of $4.0 million of our common stock from time to time in the open market or in privately negotiated transactions. As of June 30, 2014, $2.6 million remained available for repurchase under the program. The repurchase program does not have an expiration date.

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

Date: August 6, 2014	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)