Form 10-Q/A
period 2014-06-30
CASCADE MICROTECH INC
filed 2014-08-07
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended June 30, 2014, which was filed on August 6, 2014.

The amendment corrects the Outlook section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations by updating the anticipated revenues for the third quarter of 2014.

CASCADE MICROTECH, INC.

INDEX TO FORM 10-Q/A

		Page
PART I - FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

PART II - OTHER INFORMATION

Item 6.	Exhibits	10

Signatures		11

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

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $31 million to $34 million for the third quarter of 2014.

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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.2	52.9	50.6	55.3

Gross profit	50.8	47.1	49.4	44.7
Operating expenses:
Research and development	10.2	8.9	9.9	8.9
Selling, general and administrative	31.8	29.9	31.3	29.6

Total operating expenses	42.0	38.8	41.2	38.5

Income from operations	8.8	8.3	8.2	6.2
Other income (expense), net	(0.1)	(0.4)	(0.2)	(0.6)

Income before income taxes	8.6	7.9	8.0	5.6
Income tax expense	3.1	0.7	3.0	0.5

Net income	5.5%	7.2%	5.1%	5.1%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended June 30, 2014	Systems	Probes	Corporate Unallocated	Total
Revenue	$21,824	$11,628	$—	$33,452
Gross profit	$10,139	$6,847	$—	$16,986
Gross margin	46.5%	58.9%	—	50.8%
Income (loss) from operations	$3,352	$3,900	$(4,324)	$2,928

Three Months Ended June 30, 2013
Revenue	$19,847	$10,460	$—	$30,307
Gross profit	$8,760	$5,515	$—	$14,275
Gross margin	44.1%	52.7%	—	47.1%
Income (loss) from operations	$3,268	$2,990	$(3,741)	$2,517

Six Months Ended June 30, 2014	Systems	Probes	Corporate Unallocated	Total
Revenue	$43,384	$23,878	$—	$67,262
Gross profit	$19,337	$13,922	$—	$33,259
Gross margin	44.6%	58.3%	—	49.4%
Income (loss) from operations	$5,831	$8,326	$(8,627)	$5,530

Six Months Ended June 30, 2013
Revenue	$37,547	$20,231	$—	$57,778
Gross profit	$15,472	$10,346	$—	$25,818
Gross margin	41.2%	51.1%	—	44.7%
Income (loss) from operations	$4,910	$5,414	$(6,766)	$3,558

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change
Revenue	2014	2013		% Change
Systems	$21,824	$19,847	$1,977	10.0%
Probes	11,628	10,460	1,168	11.2%

Total	$33,452	$30,307	$3,145	10.4%

	Six Months Ended June 30,		Dollar Change
Revenue	2014	2013		% Change
Systems	$43,384	$37,547	$5,837	15.5%
Probes	23,878	20,231	3,647	18.0%

Total	$67,262	$57,778	$9,484	16.4%

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

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change
Cost of Sales	2014	2013		% Change
Systems	$11,685	$11,087	$598	5.4%
Probes	4,781	4,945	(164)	(3.3)%

Total	$16,466	$16,032	$434	2.7%

	Six Months Ended June 30,		Dollar Change
Cost of Sales	2014	2013		% Change
Systems	$24,047	$22,075	$1,972	8.9%
Probes	9,956	9,885	71	0.7%

Total	$34,003	$31,960	$2,043	6.4%

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

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document. Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014.

101.SCH	XBRL Taxonomy Extension Schema Document. Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on August 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2014	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)