Form 10-Q
period 2014-09-30
CASCADE MICROTECH INC
filed 2014-11-05
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock outstanding as of October 31, 2014 was 16,371,498.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$29,717	$17,172
Short-term marketable securities	1,703	4,278
Restricted cash	—	1,082
Accounts receivable, net of allowances of $228 and $269	22,332	26,520
Inventories	26,215	24,884
Prepaid expenses and other	2,262	2,147
Deferred income taxes	4,961	2,268

Total Current Assets	87,190	78,351
Fixed assets, net of accumulated depreciation of $28,296 and $27,730	7,537	6,403
Goodwill	13,309	14,471
Purchased intangible assets, net of accumulated amortization of $7,235 and $5,228	13,658	16,937
Deferred income taxes	1,553	1,235
Other assets, net of accumulated amortization of $4,494 and $4,349	1,191	1,114

Total Assets	$124,438	$118,511

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,259	$7,229
Deferred revenue	2,316	2,555
Accrued liabilities	10,279	8,859

Total Current Liabilities	19,854	18,643
Deferred revenue	309	548
Other long-term liabilities	1,845	2,119

Total Liabilities	22,008	21,310
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 16,377 and 16,218	164	162
Additional paid-in capital	109,649	107,908
Accumulated other comprehensive income (loss)	(2,023)	118
Accumulated deficit	(5,360)	(10,987)

Total Shareholders’ Equity	102,430	97,201

Total Liabilities and Shareholders’ Equity	$124,438	$118,511

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$33,473	$28,197	$100,735	$85,975
Cost of sales	15,953	14,779	49,956	46,739

Gross profit	17,520	13,418	50,779	39,236
Operating expenses:
Research and development	3,554	2,750	10,223	7,900
Selling, general and administrative	10,352	9,097	31,412	26,207

	13,906	11,847	41,635	34,107

Income from operations	3,614	1,571	9,144	5,129
Other income (expense):
Interest income, net	16	18	25	40
Other, net	(235)	87	(360)	(269)

Total other income (expense), net	(219)	105	(335)	(229)

Income before income taxes	3,395	1,676	8,809	4,900
Income tax expense (benefit)	1,188	(7)	3,182	284

Net income	2,207	1,683	5,627	4,616

Basic net income per share	$0.13	$0.12	$0.35	$0.32

Diluted net income per share	$0.13	$0.11	$0.34	$0.31

Shares used in per share calculations:
Basic	16,357	14,453	16,286	14,339

Diluted	16,851	14,797	16,775	14,688

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,207	$1,683	$5,627	$4,616
Unrealized holding gains (losses), net of tax	—	1	(3)	—
Change in cumulative translation adjustment, net of tax	(2,042)	735	(2,138)	480

Comprehensive income	$165	$2,419	$3,486	$5,096

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,627	$4,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,452	2,787
Amortization of intangibles	2,317	735
Stock-based compensation	1,918	1,215
Loss on write-down or disposal of long-lived assets	45	4
Deferred income taxes	(21)	45
(Increase) decrease, net of the effect of acquisition, in:
Accounts receivable, net	3,919	3,025
Inventories	(2,160)	2,053
Prepaid expenses and other	(1,370)	264
Increase (decrease), net of effect of acquisition, in:
Accounts payable	(598)	(30)
Deferred revenue	(473)	(2,019)
Accrued and other long-term liabilities	2,088	(2,410)

Net cash provided by operating activities	13,744	10,285
Cash flows from investing activities:
Purchase of marketable securities	(2,127)	(13,915)
Proceeds from sale of marketable securities	4,699	13,979
Purchase of fixed assets	(3,123)	(1,107)
Proceeds from sales of fixed assets	34	13
Decrease in restricted cash	1,037	1,082
Cash paid for acquisitions, net of cash acquired	(654)	(1,914)

Net cash used in investing activities	(134)	(1,862)
Cash flows from financing activities:
Principal payments on capital lease obligations	1,392	(2)
Withholding taxes paid on net settlement of vested restricted stock units	(534)	(354)
Proceeds from issuances of common stock	—	800
Cash paid for repurchase of common stock	(1,033)	(58)

Net cash provided by (used in) financing activities	(175)	386
Effect of exchange rate changes on cash and cash equivalents	(890)	190

Increase in cash and cash equivalents	12,545	8,999
Cash and cash equivalents:
Beginning of period	17,172	17,927

End of period	$29,717	$26,926

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$913	$593
Supplemental disclosure of non-cash information:
Transfer from (to) inventory to (from) fixed assets	$(213)	$94

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

Inventory charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Inventory charges	$694	$352	$1,493	$1,101

Inventories consisted of the following (in thousands):

	September 30,	December 31
	2014	2013
Raw materials	$14,858	$15,234
Work-in-process	4,283	2,958
Finished goods	7,074	6,692

	$26,215	$24,884

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares used to calculate basic net income per share	16,357	14,453	16,286	14,339
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	494	344	489	349

Shares used to calculate diluted net income per share	16,851	14,797	16,775	14,688

Securities not considered as they would have been antidilutive	978	1,049	984	1,044

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

Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Warranty accrual, beginning of period	$745	$716
Reductions for warranty charges	(616)	(564)
Additions to warranty reserve	690	367

Warranty accrual, end of period	$819	$519

Note 5. Goodwill and Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance, beginning of period	$14,471	$990
Acquisition of the Reliability Test Product division of Aetrium Incorporated (“RTP”)	—	641
Acquisition of ATT Advanced Temperature Test Systems GmbH ATT (“ATT Systems”)	—	12,551
Effect of exchange rate changes	(1,162)	289

Balance, end of period	$13,309	$14,471

Intangible Assets

Intangible assets, net included the following (in thousands):

	September 30,	December 31,
	2014	2013
Purchased Intangible Assets
Customer relationships	$6,909	$7,198
Core technology	12,849	13,728
Trademarks and tradenames	1,135	1,239

	20,893	22,165
Less accumulated amortization	(7,235)	(5,228)

	$13,658	$16,937

Patents
Patents	$4,632	$4,632
Less accumulated amortization	(4,494)	(4,349)

	$138	$283

Intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Intangible amortization	$752	$264	$2,317	$735

The estimated amortization of intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2014	$692
2015	2,721
2016	2,420
2017	2,402
2018	2,324
Thereafter	3,237

$13,796

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued compensation and benefits	$3,177	$2,812
Accrued sales taxes and VAT	754	470
Accrued income taxes	2,700	492
Accrued warranty	819	745
Contingent consideration related to our acquisition of RTP	400	1,350
Payable to seller related to our acquisition of ATT Systems	451	746
Accrued restructuring costs	1,007	1,163
Other	971	1,081

	$10,279	$8,859

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$70	$51	$190	$147
Research and development	88	42	228	142
Selling, general and administrative	490	250	1,500	926

	$648	$343	$1,918	$1,215

Stock Incentive Plans

Stock option activity for the first nine months of 2014 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,042,937	$6.52
Granted	90,000	9.61
Exercised	(118,686)	9.06
Forfeited	(1,800)	10.17

Outstanding at September 30, 2014	1,012,451	6.49

RSU activity for the first nine months of 2014 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2013	409,403	$6.87
Granted	219,900	10.41
Vested	(164,770)	6.84
Forfeited	(4,600)	7.56

Outstanding at September 30, 2014	459,933	8.56

As of September 30, 2014, total unrecognized stock-based compensation related to outstanding, but unvested, options and RSUs was $4.8 million, which will be recognized over the weighted average remaining vesting period of 2.4 years.

Employee Stock Purchase Plan

During the first nine months of 2014, we issued 35,722 shares of our common stock pursuant to our 2013 Employee Share Purchase Plan (the “2013 ESPP”) at a price of $8.88 per share, which represented a discount of $1.90 per share from the fair value of our common stock on the date of issuance. As of September 30, 2014, a total of 964,278 shares remained available for issuance pursuant to the 2013 ESPP.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2014	Systems	Probes	Corporate Unallocated	Total
Revenue	$19,411	$14,062	$—	$33,473
Gross profit	$8,162	$9,358	$—	$17,520
Gross margin	42.0%	66.5%	—	52.3%
Income (loss) from operations	$1,267	$6,459	$(4,112)	$3,614

Three Months Ended September 30, 2013
Revenue	$17,500	$10,697	$—	$28,197
Gross profit	$7,470	$5,948	$—	$13,418
Gross margin	42.7%	55.6%	—	47.6%
Income (loss) from operations	$1,981	$3,462	$(3,872)	$1,571

Nine Months Ended September 30, 2014	Systems	Probes	Corporate Unallocated	Total
Revenue	$62,795	$37,940	$—	$100,735
Gross profit	$27,499	$23,280	$—	$50,779
Gross margin	43.8%	61.4%	—	50.4%
Income (loss) from operations	$7,098	$14,785	$(12,739)	$9,144

Nine Months Ended September 30, 2013
Revenue	$55,047	$30,928	$—	$85,975
Gross profit	$22,942	$16,294	$—	$39,236
Gross margin	41.7%	52.7%	—	45.6%
Income (loss) from operations	$6,891	$8,876	$(10,638)	$5,129

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

No customer accounted for 10% or greater of our total revenue in the three or nine-month periods ended September 30, 2014 or 2013.

Note 9. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate equities	$4	Level 1	$1	Level 1
Marketable securities – corporate obligations	$1,699	Level 2	$4,277	Level 2
Forward sale contracts for Japanese yen	$2,735	Level 2	$523	Level 2
Forward purchase contract for euro	$758	Level 2	$2,061	Level 2
Forward sale contract for euro	$24,665	Level 2	$24,561	Level 2
Contingent consideration related to our acquisition of RTP	$(400)	Level 3	$(1,350)	Level 3

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

No changes were made to our valuation techniques during the first nine months of 2014.

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2013	$1,350
Decrease in contingent consideration due to re-measurement	(522)
Payment of contingent consideration	(428)

Balance at September 30, 2014	$400

Note 10. Stock Repurchases

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of $2.0 million. In the first nine months of 2014 we repurchased 111,256 shares of our common stock at a weighted average price of $9.28 per share, or a total of $1.0 million. As of September 30, 2014, $2.6 million remained available for repurchase under the program. The repurchase program does not have an expiration date.

Note 11. Restructuring Accrual

Restructuring charges (credits) related to adjustments to our lease abandonment reserve were recorded as a component of Selling, general and administrative as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Lease abandonment	$(191)	$—	$58	$112

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Nine Months Ended September 30, 2014	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Lease abandonment	$2,129	$58	$(873)	$—	$1,314

As of September 30, 2014, approximately $0.3 million of total accrued restructuring costs are included in Other long-term liabilities. The remainder is classified as a component of Accrued liabilities. We expect the lease abandonment costs will be paid by the end of 2015.

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

Note 13. Subsequent Events

On October 1, 2014, we paid $0.5 million of the deferred purchase price related to our acquisition of ATT Systems. Following this payment, we owe an additional $0.5 million related to this acquisition, which will be paid on October 1, 2015.

On October 10, 2014, we paid $0.4 million of contingent consideration related to our acquisition of RTP. There are no additional payments related to this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: industry prospects; future results of operations, including estimated revenue for the quarter ending December 31, 2014; our future financial position; our expectations and beliefs regarding future revenue growth; the future impact of any off-balance sheet arrangements; our estimated costs to repair or replace products under warranty; our strategies and intentions and potential sources of funds regarding acquisitions; our accounting and tax policies and the impact of adoption of accounting guidance, if any, on our financial position, results of operations or cash flows; potential charges to write down inventory in future periods; our future capital requirements and fixed asset additions for 2014; seasonality of our revenues and expected increases in revenue in the last month of each quarter; and our ability to meet our cash requirements for the next 12 months and for the foreseeable future. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments, customer orders and capital expenditures; constraints on availability of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 5, 2014.

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

Overview

Revenue and gross margin in the first nine months of 2014 increased to $100.7 million and 50.4%, respectively, compared to $86.0 million and 45.6%, respectively, in the first nine months of 2013, reflecting increased sales and gross margins in both the Systems and Probes segments. Net income was $5.6 million in the first nine months of 2014 compared to $4.6 million in the first nine months of 2013.

During the second quarter of 2014, we settled a contingent liability related to our acquisition of the Reliability Test Product division of Aetrium Incorporated (“RTP”) for $0.4 million, resulting in a $0.4 million credit to Selling, general and administrative expense since we had $0.8 million accrued for such payment.

On October 10, 2014, we paid the final contingent liability related to RTP of $0.4 million. A credit of $0.1 million to Selling, general and administrative expense was recognized in the third quarter of 2014 since $0.5 million had previously been accrued for the payment. There are no additional payments related to this acquisition.

On October 1, 2014, we paid $0.5 million of the deferred purchase price related to our acquisition of ATT Advanced Temperature Test Systems GmbH (“ATT”). Following this payment, we owe an additional $0.5 million related to this acquisition, which will be paid on October 1, 2015.

Also during the third quarter of 2014, we recorded a credit of $0.2 million to restructuring costs as a component of Selling, general and administrative expense as a result of a change in our estimated income from sub-leasing a property located in Oregon.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $35 million to $38 million for the fourth quarter of 2014.

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

Results of Continuing Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.7	52.4	49.6	54.4

Gross profit	52.3	47.6	50.4	45.6
Operating expenses:
Research and development	10.6	9.8	10.1	9.2
Selling, general and administrative	30.9	32.3	31.2	30.5

Total operating expenses	41.5	42.0	41.3	39.7

Income from operations	10.8	5.6	9.1	6.0
Other income (expense), net	(0.7)	0.4	(0.3)	(0.3)

Income before income taxes	10.1	5.9	8.7	5.7
Income tax expense (benefit)	3.5	—	3.2	0.3

Net income	6.6%	6.0%	5.6%	5.4%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Three Months Ended September 30, 2014	Systems	Probes	Corporate Unallocated	Total
Revenue	$19,411	$14,062	$—	$33,473
Gross profit	$8,162	$9,358	$—	$17,520
Gross margin	42.0%	66.5%	—	52.3%
Income (loss) from operations	$1,267	$6,459	$(4,112)	$3,614

Three Months Ended September 30, 2013
Revenue	$17,500	$10,697	$—	$28,197
Gross profit	$7,470	$5,948	$—	$13,418
Gross margin	42.7%	55.6%	—	47.6%
Income (loss) from operations	$1,981	$3,462	$(3,872)	$1,571

Nine Months Ended September 30, 2014	Systems	Probes	Corporate Unallocated	Total
Revenue	$62,795	$37,940	$—	$100,735
Gross profit	$27,499	$23,280	$—	$50,779
Gross margin	43.8%	61.4%	—	50.4%
Income (loss) from operations	$7,098	$14,785	$(12,739)	$9,144

Nine Months Ended September 30, 2013
Revenue	$55,047	$30,928	$—	$85,975
Gross profit	$22,942	$16,294	$—	$39,236
Gross margin	41.7%	52.7%	—	45.6%
Income (loss) from operations	$6,891	$8,876	$(10,638)	$5,129

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Revenue	2014	2013	Change	% Change
Systems	$19,411	$17,500	$1,911	10.9%
Probes	14,062	10,697	3,365	31.5%

Total	$33,473	$28,197	$5,276	18.7%

	Nine Months Ended Sept. 30,		Dollar
Revenue	2014	2013	Change	% Change
Systems	$62,795	$55,047	$7,748	14.1%
Probes	37,940	30,928	7,012	22.7%

Total	$100,735	$85,975	$14,760	17.2%

Systems

The increases in Systems revenue in the three- and nine-month periods ended September 30, 2014, compared to the same periods of 2013 were primarily related to increased unit sales from our acquisitions during the second half of 2013. These increases were partially offset by decreases in average selling prices as we sold fewer 300mm stations, which have higher average selling prices.

Probes

The increases in Probes revenue in the three- and nine-month periods ended September 30, 2014, compared to the same periods of 2013, were primarily the result of increases in unit sales of both production probe cards and analytical probes.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Cost of Sales	2014	2013	Change	% Change
Systems	$11,249	$10,030	$1,219	12.2%
Probes	4,704	4,749	(45)	(0.9)%

Total	$15,953	$14,779	$1,174	7.9%

	Nine Months Ended Sept. 30,		Dollar
Cost of Sales	2014	2013	Change	% Change
Systems	$35,296	$32,105	$3,191	9.9%
Probes	14,660	14,634	26	0.2%

Total	$49,956	$46,739	$3,217	6.9%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Margins	2014	2013	2014	2013
Systems	42.0%	42.7%	43.8%	41.7%
Probes	66.5%	55.6%	61.4%	52.7%
Overall	52.3%	47.6%	50.4%	45.6%

Systems

The decrease in Systems gross margins in the three-month period ended September 30, 2014, compared to the same period of 2013 was primarily due to decreased unit sales of our probe stations, which decreased factory utilization and increased period costs. These factors were partially offset by our acquisitions during the second half of 2013. The acquired product lines increased the average gross margin of all Systems products.

The increase in Systems gross margins in the nine-month period ended September 30, 2014, compared to the same period of 2013 was primarily due to our acquisitions during the second half of 2013. The acquired product lines increased the average gross margin of all Systems products.

Probes

The increases in Probes gross margins in the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to increased unit sales, which increased factory utilization and decreased unabsorbed period expenses.

Overall

The overall increases in gross margins in the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013, were primarily attributable to product mix, as we sold a higher number of Probes relative to total sales. The increases in gross margin were also positively affected by sales of products acquired in the second half of 2013 as discussed above.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2014	2013	Change	% Change
Research and development	$3,554	$2,750	$804	29.2%

	Nine Months Ended Sept. 30,		Dollar
	2014	2013	Change	% Change
Research and development	$10,223	$7,900	$2,323	29.4%

The increases in research and development in the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to:

•	increases of $0.5 million and $1.2 million, respectively, in salaries and benefits; and

•	increases of $0.3 million and $0.9 million, respectively, in project-related expenses.

Selling, General and Administrative

Selling, general and administrative (“SG&A”), expense includes compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, intangible asset amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2014	2013	Change	% Change
Selling, general and administrative	$10,352	$9,097	$1,255	13.8%

	Nine Months Ended Sept. 30,		Dollar
	2014	2013	Change	% Change
Selling, general and administrative	$31,412	$26,207	$5,205	19.9%

The increases in SG&A in the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to:

•	increases of $0.9 million and $2.5 million, respectively, in salaries and benefits;

•	increases of $0.5 million and $1.6 million, respectively, in amortization of purchased intangibles;

•	increases of $0.2 million and $0.6 million, respectively, in stock-based compensation;

•	increases of $0.2 million and $0.5 million, respectively, in selling expenses;

•	(decrease) increase of ($0.3) million and $0.1 million, respectively, in professional service fees;

•	decreases of $0.2 million and $0.1 million, respectively, in accrued restructuring costs; and

•	decreases of $0.1 million and $0.3 million, respectively, in accrued contingent consideration related to acquisitions.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income, net	$16	$18	$25	$40
Foreign currency losses	(2,248)	(15)	(2,344)	(705)
Gains on foreign currency forward contracts	2,013	111	2,020	461
Other	—	(9)	(36)	(25)

	$(219)	$105	$(335)	$(229)

Interest income, net primarily represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax provision (benefit)	$1,188	$(7)	$3,182	$284
Income tax provision (benefit) as a percentage of income before income taxes	35.0%	(0.4)%	36.1%	5.8%

Our income tax expense in the three- and nine-month periods ended September 30, 2014 and 2013 primarily related to estimated tax expense on income in the U.S. and foreign tax jurisdictions.

Our effective tax rate may differ from the U.S. federal statutory rate primarily as a result of the effects of state and foreign income taxes and may be affected by changes in statutory tax rates and laws in the U.S. and foreign jurisdictions. The increases in our effective tax rate for the three- and nine-month periods ended September 30, 2014 compared to the same periods of the prior year were primarily the result of releasing the majority of our valuation allowance on deferred tax assets in the fourth quarter of 2013. The tax benefit of these deferred tax assets, which consisted primarily of net operating loss carryforwards, were fully recognized in the fourth quarter of 2013 and, therefore, were no longer available to offset current tax expense in future periods. In addition, the effective tax rate in the first nine months of 2014 does not include any federal benefit from research and experimentation tax credits since legislation related to such credits expired and has not been renewed.

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

As of September 30, 2014, the net deferred tax assets on our Consolidated Balance Sheets totaled $3.8 million, net of a valuation allowance of $0.2 million, and are primarily related to tax credits and other temporary differences.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates and acquisitions.

Net cash provided by operating activities in the first nine months of 2014 was $13.7 million and primarily consisted of our net income of $5.6 million, net non-cash charges of $6.7 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $4.2 million to $22.3 million at September 30, 2014, compared to $26.5 million at December 31, 2013, primarily due to decreased sales in the third quarter of 2014 compared to the fourth quarter of 2013, and the timing of collections.

Inventories increased by $1.3 million to $26.2 million at September 30, 2014, compared to $24.9 million at December 31, 2013. The increase in inventory was primarily related to lower than expected sales of probe stations, partially offset by inventory charges of $1.5 million in the first nine months of 2014 for excess and obsolete inventory and sales of finished goods. If our actual results are significantly different than our current expectations for 2014, we may incur additional charges to write down inventory in future periods.

Long-term and short-term deferred revenue decreased by $0.5 million to $2.6 million at September 30, 2014, compared to $3.1 million at December 31, 2013, primarily due to a decrease in customer deposits on product orders.

Other long-term liabilities decreased by $0.3 million to $1.8 million at September 30, 2014, compared to $2.1 million at December 31, 2013, primarily due to a decrease in accrued lease abandonment costs.

Fixed asset purchases of $3.1 million in the first nine months of 2014 primarily related to production-related equipment, research and development tools and leasehold improvements. We anticipate that cash used for fixed asset purchases for all of 2014 will be between $4.0 million and $5.0 million, depending on the status of research and development projects and the timing of payments to vendors.

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of $2.0 million. In the first nine months of 2014, we repurchased 111,256 shares of our common stock at a weighted average price of $9.28 per share, or a total of $1.0 million. As of September 30, 2014, $2.6 million remained available for repurchase under the program. The repurchase program does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On September 30, 2014, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing Cash and cash equivalents and Short-term marketable securities, which totaled $31.4 million at September 30, 2014. In addition, we currently have $10 million available under the LOC as discussed above.

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

Recent Accounting Guidance

See Note 12 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of September 30, 2014 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2014	2015 and 2016	2017 and 2018	2019 and beyond
Operating leases	$11,560	$970	$5,684	$3,504	$1,402
Purchase order commitments (1)	5,519	4,773	746	—	—
Forward contracts	28,158	28,158	—	—	—
Fair value of contingent consideration related to our acquisition of RTP	400	400	—	—	—
Additional consideration related to our acquisition of ATT Systems	948	474	474	—	—

	$46,585	$34,775	$6,904	$3,504	$1,402

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Cascade Microtech, Inc. 2010 Stock Incentive Plan, as amended, effective as of May 9, 2014. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders filed on May 7, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2014	CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)