Form 10-K
period 2014-12-31
CASCADE MICROTECH INC
filed 2015-03-12
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $197,039,129 computed by reference to the last sales price ($13.65) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2014).

The number of shares outstanding of the registrant’s common stock as of March 2, 2015 was 16,549,594 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Shareholders’ Meeting are incorporated by reference into Part III.

CASCADE MICROTECH, INC.

2014 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Company Profile

Our mission is to enable the most challenging measurements required by the semiconductor community. We design, develop, manufacture and market advanced wafer probing, thermal and reliability solutions for the electrical measurement and testing of high performance semiconductor devices. Our products enable precision on-wafer measurement of integrated circuits and are often used in the early phases of the development of semiconductor processes where the accuracy and repeatability of measurements is critical to achieving yield from advanced process nodes. Many of our products are also used in production applications to test semiconductor devices prior to completion of the manufacturing process. We design, manufacture and assemble our products in Beaverton, Oregon, North St. Paul, Minnesota, Munich, Germany, and Dresden, Germany and maintain global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

We were incorporated in Oregon in 1984 and our shares began trading on the NASDAQ Stock Market in 2004, and now trade on the NASDAQ Global Market. Our principal executive offices are located at 9100 S.W. Gemini Drive, Beaverton, Oregon 97008.

We operate in two business segments: Systems and Probes. Sales of our probe stations, thermal subsystems and reliability test systems are included in the Systems segment and sales of our analytical probes and production probe cards are included in the Probes segment.

Industry Background

Mobile electronics, including cell phones, tablet devices and laptops, are the prevalent consumers of semiconductor devices and the demands of these portable/mobile devices in terms of reliability and performance continue to accelerate. According to Gartner, Inc. (“Gartner”), a leading industry research firm, mobile data traffic grew 71% in 2014 and is expected to grow 59% in 2015, driven by demand for mobile video. These trends are driving growth in semiconductor sales and development. Gartner estimates that total worldwide sales of semiconductors reached $340 billion in 2014, an increase of 7.9% from $315 billion in 2013, and is expected to increase 5.4% to $358 billion in 2015. In addition, Gartner estimates that the top 5 semiconductor vendors represented 41% of total sales in 2014, illustrating the concentration of the industry.

Over the next decade, we anticipate the following major trends in the semiconductor market:

•	the continued drive to smaller geometries;

•	the drive for more advanced packaging technologies such as 3D/TSV (Through Silicon Via);

•	the need for higher bandwidth and increased content;

•	the continued integration of the physical interfaces in the semiconductor device package; and

•	the shift to 450 mm diameter wafers.

We believe consumer demand for more data drives the semiconductor industry to increase device integration, which is largely associated with the move to smaller geometries and increased complexities, and increases the need to understand the reliability of new semiconductor devices. We believe this trend is the major driver of new device, process node, and semiconductor material development, and requires our customers to increase the testing of their products at the wafer level. The continued increase in wafer-level testing, and need for our customers to better understand how their products perform, increased demand for our products and supported our growth in 2014. We believe these trends have us well-positioned for continued growth in 2015 and beyond.

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

We sell our solutions to most segments of the semiconductor industry, including manufacturers of wireless and wired, communications, microprocessors and other logic and memory devices. A substantial portion of our revenue is generated from sales of our probe stations and analytical probes to research and development laboratories of semiconductor manufacturers, as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diverse customer base, with more than 65% of our annual revenues in each of the last three years generated from customers outside of North America, primarily in Taiwan, Japan, Korea, China, Singapore, Germany, France, the United Kingdom and other countries in Asia and Europe.

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

We offer probe stations for 300 mm, 200 mm and 150 mm or smaller wafer sizes. Probe stations are highly configurable depending upon the size and type of wafer, the particular characteristics of the device design that the customer is testing, the required measurements, the temperatures at which the device is tested and the test equipment that the customer is using. Our probe stations are available in manual, semi- and fully-automated configurations. Our CM300 probe station, introduced in January, 2013, represents the first time the flexibility and accuracy of an analytical prober has been combined with the automation required to handle full cassettes of 300 mm wafers. Additionally, the CM300 is scalable from semi-automated to a cluster configuration (two fully- automated probers served by a shared Front Opening Universal Pod (“FOUP”) for silicon wafers and thermal control) in the field. The CM300 delivers new levels of capabilities to our traditional engineering market.

In addition to sales of new probe stations, we also offer sales of used probe stations through our “SourceOne” certified pre-owned equipment program. Pre-owned equipment sales consist primarily of probe stations that have been traded-in by customers and reconditioned at one of our factories to meet current specifications. These probe stations are sold with the same support and one-year warranty as new probe stations, but at a lower price.

We believe that we have significant market share by revenue in probe stations and accessories worldwide. We believe we offer the widest product options and the best electrical measurement performance for most engineering test requirements.

Thermal Subsystems – Our thermal subsystems are designed and produced by ATT Systems, a wholly-owned subsidiary based in Munich, Germany, which we acquired in October 2013. ATT Systems produces thermal chuck systems used in probe stations, as well as specific systems for testing electronic components, hybrids, PCBs or other assemblies at the test site. Designed for thermal and mechanical stability and precision, our thermal subsystems offer the following ranges of modular solutions that can be used in new installations, as well as upgrades to existing equipment:

•	A-Series: value-priced, air-cooled thermal chuck systems for a temperature range between -30°C and +400°C. The basic product offers an active-cooled chuck system without an external chiller for a temperature range between +25°C and +200°C at a lower price.

•	C-Series: air-cooled thermal chuck systems for applications where a wide temperature range between -60°C and +300°C is needed in a single system.

•	M-Series: designed for high power applications where a wide temperature range of between

•	-65°C and +300°C is needed. Each system contains a high-performance liquid-cooling unit. The optional Dry Air Kit and the Dew Point Control, which are available for the major prober systems, enable moisture free testing at low temperatures.

•	P-Series: line of peltier-based thermal chuck systems for a temperature range between -65°C and +150°C where high temperature uniformity is required.

Reliability Test Systems – We acquired our reliability test products in July 2013 as part of the RTP Acquisition. Our reliability test products continue to be designed and manufactured in North St. Paul, Minnesota. The 1164 Reliability Test System is a modular and scalable test platform that can be used in a wide range of reliability test applications, including Electro Migration (EM), Stress Migration (SM), Time Dependent Dielectric Breakdown (TDDB), Stress Induced Leakage Current (SILC), Hot Carrier Injection (HCI) and Bias Temperature Instability (BTI). Each system consists of up to 64 individual application modules, which can be run in parallel and autonomously from one another, each paired with our unique Notebook Oven. Software analyzes the data gathered by the test products to statistically estimate failure times. In addition to the 1164 Reliability Test System, we also offer the Symphony Wafer Level Reliability (“WLR”) Test System which, when combined with either an automated or semi-automated probe station, and our Conductor software, provides users with the necessary tools for automated and unattended WRL testing to shorten product development cycles and enhance product quality. Test modules are common to both the 1164 and Symphony systems.

We believe these products offer the best throughput and lowest overall cost-of-test of any comparable reliability testing solutions.

Production Probe Cards. A production probe card temporarily connects one or more die or integrated circuits (“ICs”) on a wafer under test to a high-volume production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing; thus, probe cards are a consumable. Depending upon the test environment, production probe cards can last between several hundred thousand and several million contact cycles. Production probe card sales are driven by the number of times a device is tested, test parallelism, and device unit volumes.

Our Pyramid Probe® card product line offers high frequency performance and is commonly used in testing chips for wireless applications. Factors driving wireless and radio frequency (“RF”) device probing include the growth of wireless consumer devices, such as smartphones, tablets, wearables, and the IoT (Internet of Things). The use of advanced packaging drives the desire for testing at the wafer level.

Analytical Probes. We offer over 50 different analytical probe models for engineering and production testing. Our Infinity series probes are designed with unique probe tips derived from our proprietary lithographic manufacturing technology, enabling superior electrical contacts on aluminum and copper pads. Analytical probes are used for a diverse set of applications including: device characterization, electrical simulation model development, failure analysis, and prototype design debugging. Our customer base for analytical probes includes universities, research institutes, semiconductor IDMs, semiconductor foundries, and fabless semiconductor companies. We continue to add new models of analytical probes that address measurements with higher complexities and at higher frequencies up to 1 THz.

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

During 2014, we launched the “MeasureOne” program, which creates a framework for collaboration with strategic business partners to offer test and measurement solutions to our customer base. Under the MeasureOne program, we collaborate with selected business partners that we consider leaders in measurement technologies to solve the measurement issues that our customers face in configuring and using various test equipment in their labs and production environments. As of December 31, 2014, our MeasureOne partners included Keysight Technologies and Dominion MicroProbes, Inc.

Customers

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and probe stations for research and development. They also purchase, or direct their foundries to purchase, our Pyramid Probe cards to test wafers manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 30 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, host seminars on topics such as measurement techniques and make proactive service calls. This close interaction has helped us build what we believe is a consistently loyal customer base. More than 1,000 companies purchased our products in 2014.

We believe our customers consider timely customer service and support to be an important aspect of our relationship. Our probe stations are installed at customer sites either by us, our manufacturers’ representatives or our distributors, depending on the complexity of the installation and the customer’s geographic location. We assist our customers in the selection, integration and use of our products through application engineering support. We also provide worldwide on-site training, seminars and telephone support. Our manufacturers’ representatives and distributors provide additional service and support.

In 2014, 2013 and 2012, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 34%, 33% and 29% of our total revenue in 2014, 2013 and 2012, respectively.

Segment and Enterprise-Wide Disclosures

See Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for certain financial information related to our segments and our enterprise-wide disclosures.

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

Reliability Test Instrumentation. In July 2013, we acquired RTP, which specializes in package and WLR solutions for wafer process technologies and strengthens our position as a worldwide leader in the design, development and manufacture of advanced wafer probing solutions for the electrical measurement and test of semiconductor integrated circuits. We believe that the RTP technology will facilitate execution of our strategy of delivering Integrated Measurement Solutions that address emerging requirements at advanced semiconductor nodes, in part due to the complimentary nature of the reliability test products with our systems business of precision on-wafer measurements and the recently acquired thermal chuck systems for wafer test.

Sales, Marketing, Service and Support

We sell our probe stations, thermal subsystems, reliability test systems, analytical probes, and production probe cards through a combination of manufacturers’ representatives, distributors and direct sales people. Manufacturers’ representatives are independent third parties that agree to sell our products at our prices and on terms set by us, in return for a commission based on sales. We typically use manufacturers’ representatives in areas that we believe require greater levels of customer support than we can deliver from our own sales offices and where local language capabilities offer our customers an advantage. Distributors purchase our products and resell them at prices and upon terms set by the particular distributor. We typically use distributors where local regulations or business customs require more immediate service support or other local services. Finally, our direct sales force is made up of our salaried and commissioned employees.

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

Our Systems products are sold generally with a 12-month warranty. Customers may purchase an extended warranty from one to five years for certain products at the time of purchase. The extended warranty starts when the standard warranty ends. We also offer service contracts for some of our products of one year or more in duration, which can be purchased at any time after the expiration of any warranty. We employ service engineers in each of the four regions (Americas, Pacific Rim, Japan, Europe) in which we have sales and service divisions. We also contract with independent service representatives to provide product service in some foreign countries. Our Applications Engineers closely collaborate with our customers to help our customers optimize their use of our products in advanced applications. This collaboration enhances our early comprehension of emerging needs and affects our ability to address these needs with product features.

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development (“R&D”) and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expense was $13.8 million in 2014 and $11.0 million in each of 2013 and 2012. We are currently devoting substantial resources to enhance the functionality of our probe stations and developing new products to expand our served markets. We are also devoting substantial R&D resources to production probe cards that enhance our capabilities in currently served markets as well as expanding into non-RF applications. Our product development is conducted against a Product Life Cycle process that requires rigor in achievement of observable milestones to exit each development phase; this process permits us to explore new product concepts quickly and make efficient use of both R&D and marketing resources.

On December 31, 2014, we employed 68 research and development engineers. We conduct research and development for all of our product lines at our facilities in Oregon, Minnesota and Germany.

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

Reliability Test Systems. Our reliability test products compete against a number of competitors including Qualitau, Inc., STAr Technologies, Inc., Reedholm Instruments Co. and Chiron technology Pte. Ltd. We believe the primary competitive factors in this market involve build quality, scalability and the ability to properly correlate results between package level and wafer level reliability. We believe our solutions complete favorably with respect to these factors.

Production Probe Cards. Competition in the non-memory production probe card market is fragmented and characterized by many suppliers offering products based on differing technologies. Our Pyramid Probe cards compete in the “advanced probe card” segment with product offerings of other probe card vendors, including Feinmetall GmbH, FormFactor Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd., Micro Square Technology Inc., Yokowo, SV Probe Inc., Technoprobe S.r.l., Tokyo Cathode Laboratory Company Ltd., Wentworth Laboratories Inc. and others. At least four probe card vendors, FormFactor Inc., Japan Electronic Materials Corporation, Micronics Japan Company, Ltd. and Yokowo, are also offering probe cards built using types of lithographic patterning. The high capital investment and other costs associated with the development of lithographically defined probe cards and the time and high cost of the customer evaluation process, represent a significant barrier to entry for this type of technology. We believe that the primary competitive factors in the production probe card market depend upon the type of integrated circuit being tested, but also include customer service, knowledge of measurement techniques, delivery time, price, probe card lifetime, chip damage, probe tip touch-down accuracy, speed and frequency of the probe card, number of chips contacted in parallel, number of probe tips and their layout, signal integrity, and frequency and effectiveness of any required cleaning. We believe that we compete favorably in the advanced probe card segment, and in probe cards for parallel testing of chips with densely-packed bond pads. We generally do not compete in applications that require very large probe areas, such as memory test applications.

Analytical Probes. Our primary competitor in the analytical probe market is GGB Industries Inc. Regional competitors include Yokowo and Technoprobe in Japan, and MPI/Allstron in Taiwan. We believe that the primary competitive factors in this market are breadth of probe types, probe frequency and electrical signal integrity, contact integrity and the related cleaning required, knowledge of measurement techniques, calibration support, delivery time and price. We believe that we compete favorably with respect to these factors.

Intellectual Property

A large part of our success depends on innovation and protecting proprietary technology. Our products do not depend on individual patents, but instead rely on a diverse intellectual property portfolio. We work actively both in the U.S. and internationally to ensure protection and enforcement of copyright, trademark, trade secret, and patent rights that apply to electrical measurement reliability and integrity, electrical shielding, and the Pyramid Probe contact structure and production process. As of December 31, 2014, we had approximately 200 active U.S. and foreign patents and approximately 100 pending patent applications. In addition, we regard certain processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

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

Employees

As of December 31, 2014, we had a total of 449 employees. Of these employees, 261 were located in the United States, 144 were in located in Germany, 12 were located in Singapore, 14 were located in Japan, 9 were located in Taiwan and 9 were located in other counties. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees are subject to a collective bargaining agreement. However, certain employees at our manufacturing facility near Dresden, Germany, are represented by a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Backlog

Our backlog consists of purchase orders and volume purchase agreements (VPA’s) we have received for products and services that we expect to ship and deliver or perform in the future. We recognize backlog for orders where the terms of sales, including price, configuration and payment terms, have been agreed upon. On December 31, 2014, our backlog was $39.3 million compared with $34.4 million on December 31, 2013. The increase in backlog as of December 31, 2014 compared to December 31, 2013, was driven by an increase in VPA’s for our production probe cards, analytical probes, and thermal subsystems.

We typically ship our products within twelve months of receipt of a customer’s order. Accordingly, we expect to deliver nearly our entire December 31, 2014 backlog in 2015. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain both historical information and forward-looking statements. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking, including, among others, statements regarding:

•	industry prospects and trends, and our ability to take advantage of those prospects and trends, including: the drive to smaller geometries, the drive for more compactness using 3D/TSV technology, the continued integration of the physical interfaces into the semiconductor device package, the shift to 450 mm diameter wafers, and the increased demand for hybrid and electric cars and other “green” technologies;

•	increasing demand for smartphones, tablets, set-top boxes and automotive electronics;

•	our growth strategies and prospects, including the continued growth of industry demand for our products;

•	the future capabilities, functionality and competitive advantages of our products and services;

•	results and benefits of the RTP Acquisition and the ATT Acquisition, the prospects for related markets served, the ability of those acquisitions to achieve anticipated goals, and the market position and advantages of related products;

•	our accounting and tax policies;

•	our future capital requirements;

•	the way our business cycles compare to those of our industry in general;

•	the anticipated growth in the demand for probing systems;

•	the significance of our probing station market share and product offering, and the results of our electrical measurement performance;

•	the continued strength of our relationships with customers;

•	our anticipated spending on research and development;

•	the seasonal fluctuations in our business;

•	the timing of product delivery and delivery of backlog;

•	our expectations regarding sublease income;

•	inventory valuations and potential write-downs;

•	our expectation that all accrued restructuring costs as of December 31, 2014 will be paid during 2015;

•	our anticipated fixed asset additions in 2015; and

•	our ability to meet cash requirements;

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

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, Item 7A as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains a website at http://www.sec.gov where you can obtain some of our SEC filings. We also make available free of charge on our website at www.cascademicrotech.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 503-601-1000.

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

In particular, many of our more technically-advanced probing stations can have selling prices from $0.2 million to over $1.0 million. If there are unforeseen delays in shipment or customer acceptance of these more expensive and advanced systems, or of any other significant orders near the end of a quarter, the recognition of revenue on these orders could be delayed into the following period, significantly affecting both revenue and earnings for the quarter.

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

Our revenue is difficult to forecast because we generally do not have a sufficient backlog of unfilled orders for our probe stations, thermal subsystems, reliability test systems, analytical probes and production probe cards to meet our quarterly revenue targets at the beginning of a quarter. Historically, a significant portion of our revenue in any quarter depends upon customer orders that we receive and fulfill in that quarter, which is typically weighted in the last month of the quarter. In addition, because our expense levels are based in part on our expectations as to future revenue and, to a large extent, are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenue. Accordingly, any significant shortfall in revenue in relation to our expectations and the expectations of analysts or investors could hurt our operating results and result in a decline in the price of our common stock.

If we do not keep pace with technological developments in the semiconductor industry, especially the trend toward faster, smaller and lower-cost chips, our revenue and operating results could suffer as potential customers decide to adopt our competitors’ products.

We must continue to invest in research and development and certain manufacturing capabilities to maintain and improve our competitive position and to meet the testing needs of our customers. Our future growth depends, in significant part, on our ability to work effectively with, and anticipate the testing needs of, our customers and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex chips that have smaller element sizes and at the same time are increasing in speed and functionality and becoming less expensive to produce. Our customers expect that they will be able to integrate our wafer probing products into their design and production processes as soon as they are deployed. To meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product development and introduction on a timely basis require that we:

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

Our growth strategy includes our potential acquisition of, or making investments in, complementary technologies, products or businesses. In July 2013, we completed the RTP Acquisition and, in October 2013, we completed the ATT Acquisition. We may be unable to successfully complete or integrate any such transactions we may pursue or complete, including the RTP Acquisition and the ATT Acquisition, and our failure to do so could harm our business, operating results and financial condition. The success of any future acquisitions or investments will depend upon our ability to identify, negotiate, complete and integrate these transactions and, if necessary, to obtain satisfactory debt or equity financing to fund them. Any acquisitions or investments we undertake, including the RTP Acquisition and the ATT Acquisition, will involve numerous risks, which may include any of the following:

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

The markets for our products are highly competitive, and we expect competition to continue in the future. Our existing competitors or other potential competitors may have developed or may be developing technology of which we are unaware that may render our products uncompetitive. Some of our competitors have significantly greater financial, technical and marketing resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resources to the development, promotion and sale of their products or to deliver competitive products at lower prices. Increased competition could result in pricing pressures, reduced sales, margins or competitive position or failure to achieve or maintain widespread market acceptance of our products, any of which could prevent us from growing our business and adversely affect our operating results. Some of these competitors may use a strategy of intensive discounting to help maintain, or even increase, their revenue and customer base. Consolidation of competitors could result in new competitors, which may have stronger product lines, a more robust service infrastructure and the financial ability to increase discounts.

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

Our top four customers accounted for a total of 22% and 17%, respectively, of our revenue in 2014 and 2013. Our customer base is less diversified in probes than in systems. Typically, our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of, or a material reduction in purchases by, any of our significant customers.

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

As of December 31, 2014, we had fixed assets, goodwill and intangible assets of $33.5 million recorded on our balance sheet. We assess our goodwill annually and we test other long-lived assets when an event occurs indicating the potential for impairment. We have recorded asset impairment charges in the past, and if we record an impairment charge as a result of these analyses in the future, it could have a material adverse impact on our results of operations.

In addition, we recorded restructuring charges in 2014 related to the consolidation of certain manufacturing, research and development operations at our corporate headquarters in Beaverton, Oregon, as well as the reorganization of business operations and our sales channel in Europe. We also recorded restructuring charges during 2013 and 2011 in connection with excess leased facilities, net of estimated sublease income that we believe could be reasonably obtained. If the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made.

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

There have been significant fluctuations in the exchange rates between the dollar and the currencies of the countries in which we do business. While most of our international sales have been denominated in U.S. dollars, over 28% of our sales in 2014 were denominated in foreign currencies, In addition, most of our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty charges totaled $0.9 million, $0.8 million and $0.9 million in 2014, 2013 and 2012, respectively. We may be unsuccessful in seeking reimbursement of a portion of our warranty expense from applicable vendors arising from purchased components, which could adversely affect our operating results.

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

In addition, many countries, including the United States and those in the European Union and China, have implemented directives that restrict the sale of new electrical and electronic equipment containing certain hazardous substances, require that certain metals used in products be from a conflict free source, or make producers of electrical and electronic equipment financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. If it is determined that we do not comply with certain environmental or other regulations, we may suffer a loss of revenue, be unable to sell in certain markets or countries and suffer competitive disadvantage, and be required to take reserves for costs associated with compliance with these regulations

Environmental laws and regulations could become more stringent over time, imposing even greater compliance costs and increasing risks and penalties associated with violations, which could harm our business, financial condition and results of operation. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes.

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to conduct due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

We maintain our corporate headquarters and Probes manufacturing in 90,000 square feet of leased space, including a clean room, at a site in Beaverton, Oregon. Our lease of this space expires between December 31, 2019 and March 31, 2020. Our Systems manufacturing is primarily performed at a 43,000 square foot leased facility near Dresden, Germany. Our lease of that facility expires December 31, 2017. We lease smaller manufacturing spaces in Munich, Germany and St. Paul, Minnesota, as well as sales and service offices in Japan, Germany, China, Taiwan and Singapore. In addition, we have 62,000 square feet of unused leased space in Beaverton, Oregon that we are attempting to sublease. The lease on the unused space expires December 31, 2015.

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

Stock Prices and Dividends

Our common stock trades under the symbol “CSCD” on the NASDAQ Global Market. The high and low sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2014 was as follows:

2013	High	Low
Quarter 1	$8.00	$5.62
Quarter 2	7.19	6.26
Quarter 3	9.18	6.50
Quarter 4	11.17	8.88

2014	High	Low
Quarter 1	$11.39	$8.71
Quarter 2	13.95	9.00
Quarter 3	13.91	9.77
Quarter 4	14.89	9.37

As of March 2, 2015, there were 37 shareholders of record and approximately 750 beneficial shareholders.

We have not declared or paid any cash dividends on our common stock in the past two years. We currently expect to retain any future earnings to fund the operation and expansion of our business, and do not currently expect to pay cash dividends in the foreseeable future.

Repurchases of Equity Securities

We made the following repurchases of our common stock during the fourth quarter of 2014:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
October 1 – October 31	3,900	$9.47	3,900	$2,540,857
November 1 – November 30	—	—	—	2,540,857
December 1 – December 31	—	—	—	2,540,857

Total	3,900	$9.47	3,900	$2,540,857

These shares were repurchased pursuant to a plan approved by our board of directors in November 2012 and amended in May 2014, which authorized the repurchase of up to a total of $4.0 million of our common stock from time to time in the open market or in privately negotiated transactions. The repurchase program does not have an expiration date.

Stock Performance Graph

The SEC requires that registrants include in this report a line-graph presentation comparing cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends. Our graph consists of (a) Cascade Microtech, Inc.; (b) the NASDAQ Composite Index and (c) a peer group index composed of Teradyne, Inc., FormFactor, Inc., Kulicke & Soffa Industries, Inc., Xcerra Corporation and Electro Scientific Industries, Inc. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Cascade Microtech, Inc. and the NASDAQ Composite Index. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base	Indexed Returns
	Period	Period Ended
Company/Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Cascade Microtech, Inc.	$100.00	$94.98	$74.45	$122.27	$203.49	$319.00
Semiconductor Peer Group	100.00	107.79	96.01	100.54	111.47	120.31
NASDAQ Composite Index	100.00	116.91	114.81	133.07	184.06	207.71

ITEM 6.	SELECTED FINANCIAL DATA

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

	For the Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations Data
Revenue	$136,022	$120,010	$112,963	$104,610	$92,597
Cost of sales	65,708	65,286	63,012	63,194	57,151

Gross profit	70,314	54,724	49,951	41,416	35,446
Operating expenses:
Research and development	13,821	10,961	11,017	11,807	11,815
Selling, general and administrative	43,209	36,430	31,377	33,799	31,739

Total operating expenses	57,030	47,391	42,394	45,606	43,554

Income (loss) from operations	13,284	7,333	7,557	(4,190)	(8,108)
Other income (expense), net	(620)	(252)	(749)	572	10

Income (loss) from continuing operations before income taxes	12,664	7,081	6,808	(3,618)	(8,098)
Provision (benefit) for income taxes	2,734	(6,337)	709	180	36

Income (loss) from continuing operations	9,930	13,418	6,099	(3,798)	(8,134)
Loss from discontinued operations, net of tax	—	—	—	(2,004)	(2,205)

Net income (loss)	$9,930	$13,418	$6,099	$(5,802)	$(10,339)

Basic income (loss) per share from continuing operations	$0.61	$0.91	$0.43	$(0.26)	$(0.57)
Basic loss per share from discontinued operations	—	—	—	(0.14)	(0.15)

Basic net income (loss) per share	$0.61	$0.91	$0.43	$(0.40)	$(0.72)

Diluted income (loss) per share from continuing operations	$0.59	$0.89	$0.42	$(0.26)	$(0.57)
Diluted loss per share from discontinued operations	—	—	—	(0.14)	(0.15)

Diluted net income (loss) per share	$0.59	$0.89	$0.42	$(0.40)	$(0.72)

Shares used in basic per share calculations	16,323	14,792	14,182	14,583	14,286

Shares used in diluted per share calculations	16,828	15,150	14,390	14,583	14,286

	December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
Cash and cash equivalents, short-term marketable securities and restricted cash	$39,794	$22,532	$24,318	$14,782	$24,445
Working capital	73,600	59,708	56,119	47,063	50,944
Total assets	128,381	118,511	85,280	83,064	84,545
Long-term liabilities	1,840	2,667	3,296	4,473	2,924
Shareholders’ equity	107,461	97,201	65,918	59,297	65,606

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Revenues increased to $136.0 million in 2014 compared to $120.0 million in 2013 as a result of increased revenue in both our Probes segment and our Systems segment. Gross margin increased to 51.7% in 2014 compared to 45.6% in 2013, as of result of an overall increase in unit sales, which increased factory utilization, and a shift in product mix, as we sold a higher number of Probes and products acquired through the acquisitions in 2013, relative to total sales. Net income decreased to $9.9 million in 2014 compared to $13.4 million in 2013, primarily as a result of a net tax expense of $2.7 million in 2014 compared to a net tax benefit of $6.3 million related to the reversal of a majority of our deferred tax valuation allowance in 2013. Our results for 2014 included acquisition-related credits of $0.6 million and restructuring charges of $1.2 million, compared to acquisition-related costs of $1.4 million and restructuring charges of $0.2 million in 2013.

Outlook for 2015

Looking forward to 2015, we expect continued growth as it appears that industry demand forecasted for our products will improve over the levels achieved in 2014.

2013 Acquisitions

On July 31, 2013, we acquired certain assets of the Reliability Test Product (“RTP”) division of Aetrium Incorporated for $1.9 million in cash and contingent consideration of $0.8 million, which was paid during 2014 (the “RTP Acquisition”). We believe the RTP Acquisition expands our product portfolio and served available market while leveraging our existing sales and service channel. For additional information about the RTP Acquisition, see Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

On October 1, 2013, we acquired all of the outstanding shares of ATT Systems for consideration of (a) 9.6 million euro (or approximately $13.0 million), including cash acquired of approximately 0.4 million euro (or approximately $0.6 million); and (b) 1.6 million shares of our common stock with a value of $14.5 million (the “ATT Acquisition”). Approximately 8.8 million euro were paid at closing, 0.4 million euro were paid in October 2014, with the remaining 0.4 million euro to be paid in October 2015. In December 2013, a working capital adjustment totaling 0.2 million euro (or approximately $0.2 million) was made to increase the purchase price and was paid in January 2014. ATT Systems is a leader in the manufacturing of advanced thermal systems used in the testing of semiconductor wafers and provides enhanced thermal solutions for wafer testing over expanded temperatures that typically range from -65 to +400 degrees centigrade. We believe the acquisition strategically positions the combined company for future system development and access to larger markets. For additional information about the ATT Acquisition, see Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Restructuring Charges

Restructuring charges of $1.2 million in 2014 related to the consolidation of certain manufacturing, research and development operations at our corporate headquarters in Beaverton, Oregon, as well as the reorganization of business operations and our sales channel in Europe. In 2013, we recorded $0.2 million in charges related to excess leased facilities. We did not have any restructuring charges in 2012.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
	2014	2013	2012
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales	48.3	54.4	55.8

Gross profit	51.7	45.6	44.2
Operating expenses:
Research and development	10.2	9.1	9.8
Selling, general and administrative	31.8	30.3	27.8

Total operating expenses	41.9	39.5	37.5

Income from operations	9.8	6.1	6.7
Other income (expense), net	(0.5)	(0.2)	(0.7)

Income before income taxes	9.3	5.9	6.0
Income tax expense (benefit)	2.0	(5.3)	0.6

Net income	7.3%	11.2%	5.4%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Year Ended December 31, 2014	Systems	Probes	Corporate Unallocated	Total
Revenue	$82,850	$53,172	$—	$136,022
Gross profit	$37,775	$32,539	$—	$70,314
Gross margin	45.6%	61.2%	—	51.7%
Income (loss) from operations	$7,553	$20,768	$(15,037)	$13,284

Year Ended December 31, 2013
Revenue	$79,229	$40,781	$—	$120,010
Gross profit	$33,177	$21,547	$—	$54,724
Gross margin	41.9%	52.8%	—	45.6%
Income (loss) from operations(1)	$9,794	$11,568	$(14,029)	$7,333

Year Ended December 31, 2012
Revenue	$74,368	$38,595	$—	$112,963
Gross profit	$29,391	$20,560	$—	$49,951
Gross margin	39.5%	53.3%	—	44.2%
Income (loss) from operations(1)	$9,651	$10,158	$(12,252)	$7,557

(1)	Amortization expense of $1.2 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively, was reclassified from Corporate Unallocated to Systems to conform with the current year presentation.

Revenue

Revenue information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
Revenue	2014	2013	Change	% Change
Systems	$82,850	$79,229	$3,621	4.6%
Probes	53,172	40,781	12,391	30.4%

Total	$136,022	$120,010	$16,012	13.3%

	Year Ended December 31,		Dollar
Revenue	2013	2012	Change	% Change
Systems	$79,229	$74,368	$4,861	6.5%
Probes	40,781	38,595	2,186	5.7%

Total	$120,010	$112,963	$7,047	6.2%

Systems

The increase in Systems revenue in 2014, compared to 2013, was primarily attributable to a $10.9 million increase in sales related to our 2013 acquisitions. This increase was partially offset by decreased unit sales of 300mm stations.

The increase in Systems revenue in 2013, compared to 2012, was primarily attributable to $5.0 million in sales related to the RTP Acquisition and the ATT Acquisition, which we completed in July and October 2013, respectively. Excluding the effect of these acquisitions, the small decrease in revenue was the result of a decrease in unit sales partially offset by an increase in average selling price (“ASP”) due a decrease in discounts.

Sales of 300mm probe stations represented 21%, 31% and 26% of total Systems sales in 2014, 2013 and 2012, respectively.

Probes

The increase in Probes revenue in 2014, compared to 2013, was primarily the result of increases in unit sales of both production probe cards and analytical probes as there was no significant change in ASP’s. The increase in unit sales was driven by increased customer demand in the production RF market.

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

Cost of sales information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
Cost of Sales	2014	2013	Change	% Change
Systems	$45,075	$46,052	$(977)	(2.1)%
Probes	20,633	19,234	1,399	7.3%

Total	$65,708	$65,286	$422	0.6%

	Year Ended December 31,		Dollar
Cost of Sales	2013	2012	Change	% Change
Systems	$46,052	$44,977	$1,075	2.4%
Probes	19,234	18,035	1,199	6.6%

Total	$65,286	$63,012	$2,274	3.6%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Year Ended December 31,
Gross Margins	2014	2013	2012
Systems	45.6%	41.9%	39.5%
Probes	61.2%	52.8%	53.3%
Overall	51.7%	45.6%	44.2%

Systems

The increase in Systems gross margins in 2014, compared to 2013, was primarily due to our acquisitions during the second half of 2013. The gross margin of acquired product lines was 55.8%, which increased the average gross margin of all Systems products. Gross margin in 2014 was negatively impacted by the decrease in unit sales of 300mm stations, which decreased factory utilization and increased unabsorbed period expenses in cost of sales.

The increase in Systems gross margins in 2013, compared to 2012, was primarily due to a decrease in customer discounts, material costs, manufacturing variances and warranty costs, partially offset by an increase in inventory charges for excess and obsolete inventory. In addition, gross margins in 2013 were negatively impacted by purchase price allocation adjustments of $0.5 million related to valuing finished goods and work-in-process inventory acquired in connection with the RTP Acquisition and the ATT Acquisition at their estimated selling price less cost to sell. Accordingly, when this inventory was sold, it resulted in near zero gross margins.

Probes

The increase in Probes gross margins in 2014, compared to 2013, was primarily due to increased unit sales, which increased factory utilization, decreased unabsorbed period expenses, and decreased total fixed manufacturing overhead costs as a percentage of sales

The decrease in Probes gross margins in 2013, compared to 2012, was primarily due to changes in sales mix and foreign currency exchange rates, partially offset by higher sales volume, which resulted in lower unallocated fixed overhead costs recorded as a period expense in cost of sales.

Overall

The overall increase in gross margins in 2014, compared to 2013, was primarily attributable to product mix, as we sold a higher number of Probes relative to total sales. The increase in gross margin was also positively affected by sales of products acquired as part of our 2013 acquisitions as discussed above.

The overall increases in gross margins in 2013, compared to 2012, were the result of the fluctuations in Systems and Probes gross margins as discussed above.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Research and development	$13,821	$10,961	$2,860	26.1%

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Research and development	$10,961	$11,017	$(56)	(0.5)%

The increase in research and development in 2014, compared to 2013, was primarily due to:

•	a $1.7 million increase in salaries and benefits primarily related to headcount;

•	a $1.2 million increase in project-related expenses;

•	a $0.2 million increase in occupancy costs, and

•	a $0.1 million increase in stock-based compensation expenses;

•	partially offset by a $0.1 million increase in government grant reimbursements; and

•	a $0.2 million decrease in depreciation expense.

The decrease in research and development in 2013, compared to 2012, was primarily due to:

•	a $0.8 million decrease in project-related expenses;

•	partially offset by a $0.4 million decrease in government grant reimbursements; and

•	a $0.4 million increase in salaries and benefits related primarily to acquisitions.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense includes compensation and related expenses for personnel, travel, outside services, manufacturers’ representative commissions, intangible asset amortization and overhead incurred in our sales, marketing, customer support, management, legal and other professional and administrative support functions, as well as costs to operate as a public company.

Information regarding our SG&A expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Selling, general and administrative	$43,209	$36,430	$6,779	18.6%

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Selling, general and administrative	$36,430	$31,377	$5,053	16.1%

The increase in SG&A in 2014, compared to 2013, was primarily due to:

•	a $2.6 million increase in salaries and benefits primarily related to headcount;

•	a $1.5 million increase in amortization of purchased intangibles;

•	a $0.9 million increase in accrued restructuring costs;

•	a $0.9 million increase in selling expenses; and

•	a $0.7 million increase in stock-based compensation.

The increase in SG&A expense in 2013, compared to 2012, was primarily due to:

•	a $1.8 million increase in salaries and benefits;

•	a $0.9 million increase in acquisition-related costs;

•	a $0.6 million increase in travel, meals and entertainments expenses;

•	a $0.5 million increase in external sales commissions;

•	a $0.4 million increase in amortization expense;

•	a $0.2 million increase in stock-based compensation;

•	a $0.2 million increase in accrued restructuring charges; and

•	a $0.2 million increase in software fees for business information systems.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) may also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest income, net	$29	$44	$52
Foreign currency losses	(3,629)	(311)	(950)
Gains on foreign currency forward contracts	3,016	90	166
Other	(36)	(75)	(17)

	$(620)	$(252)	$(749)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies. The increase in foreign currency losses and gains on forward currency forward contracts in 2014 compared to 2013 were driven by the changes in exchange rates for the yen and euro.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax provision (benefit)	$2,734	$(6,337)	$709
Income tax provision as a percentage of income from continuing operations	21.6%	(89.5)%	10.4%

Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves.

Our income tax expense in 2014 primarily related to tax expense on income in the U.S. and foreign tax jurisdictions, partially offset by a $1.2 million benefit related to foreign tax credits generated from a distribution of earnings from our subsidiary in Japan during the fourth quarter of 2014.

Our income tax benefit in 2013 primarily related to a $9.7 million decrease to our valuation allowance on deferred tax assets, partially offset by tax expense on income in foreign tax jurisdictions.

Our income tax expense in 2012 primarily represents the current tax expense on income in foreign tax jurisdictions, offset by a deferred tax benefit related to reserves and allowances in foreign jurisdictions.

As of December 31, 2014, the net deferred tax assets on our Consolidated Balance Sheets totaled $4.3 million and primarily related to tax credits and other temporary differences.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2014, 2013 or 2012.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates and acquisitions.

Net cash provided by operating activities in 2014 was $24.2 million and primarily consisted of our net income of $9.9 million, net non-cash charges of $7.5 million and net changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $5.7 million to $20.8 million at December 31, 2014, compared to $26.5 million at December 31, 2013, primarily due to improved collections and a shift in overall product sales mix from Systems to Probes, which have a shorter collection cycle.

Inventories decreased by $0.3 million to $24.6 million at December 31, 2014, compared to $24.9 million at December 31, 2013. The decrease in inventory was primarily related to inventory charges of $1.8 million in 2014 for excess and obsolete inventory, and changes in foreign currency exchange rates, partially offset by increased purchases to support higher levels of expected sales. If our actual results are significantly different than our current expectations for 2015, we may incur additional charges to write down inventory in future periods.

Accrued liabilities increased by $0.6 million to $9.5 million at December 31, 2014, compared to $8.9 million at December 31, 2013, primarily due to a $1.1 million increase in accrued compensation and benefits related to accrued wages and incentive compensation plans, a $0.9 million net increase in accrued income taxes and sales tax payable, and a $0.5 million increase in accrued restructuring costs, partially offset by a $1.3 million decrease in contingent consideration related to the RTP acquisition, and a $0.6 million decrease in other accrued liabilities.

Long-term and short-term deferred revenue decreased by $0.7 million to $2.4 million at December 31, 2014, compared to $3.1 million at December 31, 2013, primarily due to the timing of customer deposits on product orders.

Other long-term liabilities decreased by $0.6 million to $1.5 million at December 31, 2014, compared to $2.1 million at December 31, 2013, primarily due to a decrease in accrued restructuring costs as they were transferred to a current liability due to their expected payment during 2015.

Fixed asset purchases of $4.9 million in 2014 primarily related to production-related equipment, research and development tools and leasehold improvements. We anticipate that cash used for fixed asset purchases for 2015 will be between $8 million and $9 million, depending on the timing of payments to vendors.

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of an additional $2.0 million. In 2014, we repurchased 115,156 shares of our common stock at a weighted-average price of $9.29 per share, or a total of $1.1 million. As of December 31, 2014, $2.5 million remained available for repurchase under the program. The repurchase program does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base.

The LOC expires August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On December 31, 2014, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing Cash and cash equivalents, Short-term marketable securities and Restricted cash, which totaled $39.8 million at December 31, 2014. In addition, we currently have $10 million available under the LOC as discussed above, which we plan to renew during 2015.

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

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2014 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2015	2016 and 2017	2018 and 2019	2020 and beyond
Operating leases	$11,243	$3,605	$4,173	$2,868	$597
Purchase order commitments (1)	6,198	6,084	114	—	—
Forward contracts	25,292	25,292	—	—	—
Additional consideration related to the ATT Acquisition	456	456	—	—	—

	$43,189	$35,437	$4,287	$2,868	$597

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Valuation of Excess and Obsolete Inventory

We regularly analyze the value of our inventory based on a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. Inventories are stated at the lower of standard cost (which approximates cost, computed on a first-in, first-out basis) or market and include materials, labor and manufacturing overhead. Inventory is reviewed for obsolescence and excess quantities each quarter based on the quantities on hand, historical usage, estimated future use, service requirements, planned changes to products and known trends in markets and technology. If circumstances related to our inventories change, our estimates of the value of inventory could materially change. Inventory reserve charges are recorded quarterly as a component of cost of sales and create a new cost basis for the inventory.

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

Goodwill of $12.8 million at December 31, 2014 relates to our acquisition of SUSS Test in January 2010, the RTP Acquisition in July 2013 and the ATT Acquisition in October 2013. This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our goodwill assessment performed in the fourth quarters of 2014, 2013 and 2012 did not indicate impairment of goodwill.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including our intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. We did not record any impairment charges for long-lived assets during 2014, 2013 or 2012.

Warranty Liabilities

Warranty costs include labor to repair the product and replacement parts for defective items, as well as other costs incidental to warranty repairs. We estimate a liability for costs to repair or replace products under warranties ranging from 90 days to one-year and technical support costs when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical actual product repair costs. Our estimated warranty costs are reviewed and updated on a quarterly basis. Changes to the reserve occur as volume, product mix and actual warranty costs fluctuate.

Deferred Tax Asset Valuation Allowance

We record deferred tax assets for the future tax benefit of research and development tax credits, foreign tax credits, net operating loss (“NOL”) carryforwards and certain temporary differences. A valuation allowance is recorded when management cannot reach the conclusion that it is more likely than not that the deferred tax assets will be realized.

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

At December 31, 2014, we had net deferred tax assets on our balance sheet totaling $4.3 million, primarily related to tax credit carryforwards and other temporary differences. At December 31, 2014, we did not have a valuation allowance against our deferred tax assets; however, we may record valuation allowances in the future.

Uncertainty in Income Taxes

We recognize the benefits of tax return positions in our financial statements if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our financial statements. At December 31, 2014, we had total unrecognized tax benefits of $0.2 million. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

Foreign Currency Exchange Risk

At times, we attempt to mitigate our currency exposures related to recorded transactions and the measurement of our subsidiaries’ net assets and results of operations using forward currency exchange contracts. The purpose of these contracts is to reduce the risk that our earnings and future cash flows of the underlying assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables. As of December 31, 2014, we had forward contracts outstanding for Japanese yen and euro totaling approximately $25.3 million, which matured in January 2015.

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

As of December 31, 2014, we held cash and cash equivalents, marketable securities and restricted cash and cash equivalents of $39.8 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our marketable securities and cash equivalents, a decline in interest rates would not materially affect the fair value of our marketable securities or cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by Item 8 begin on page F-1 of this Annual Report on Form 10-K. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2014 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Revenue(1)	$33,685	$32,995	$32,749	$36,593
Gross profit	16,273	16,986	17,520	19,535
Income from operations	2,602	2,928	3,614	4,140
Net income	1,592	1,828	2,207	4,303
Basic net income per share(2)	0.10	0.11	0.13	0.26
Diluted net income per share(2)	0.10	0.11	0.13	0.25

2013
Revenue	$27,471	$30,307	$28,197	$34,035
Gross profit	11,543	14,275	13,418	15,488
Income from operations	1,041	2,517	1,571	2,204
Net income(3)	747	2,186	1,683	8,802
Basic net income per share(2)	0.05	0.15	0.12	0.54
Diluted net income per share(2)	0.05	0.15	0.11	0.53

(1)	Reflects a reduction of previously reported revenue and cost of sales of $0.1 million, $0.5 million and $0.7 million, respectively, for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, for the elimination of certain intercompany sales and cost of sales from our consolidated results. The correction had no impact on reported gross profit, income from operations, net income or net income per share.
(2)	Quarterly per share amounts may not add to yearly totals due to rounding.
(3)	Net income in the fourth quarter of 2013 includes a $6.6 million tax benefit related primarily to the release of valuation allowance on deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.

We have audited Cascade Microtech. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 11, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 11, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

We have incorporated by reference into Part III the information that will appear in our definitive proxy statement for our 2015 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the end of our year ended December 31, 2014 pursuant to Regulation 14A.

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

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

2.1	Asset Purchase Agreement dated as of September 22, 2011 by and among Cascade Microtech, Inc., Gryphics, Inc., R&D Sockets, Inc. and R&D Circuits Holdings LLC*. Incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

2.2	Agreement on the Sale and Transfer of All of the Shares in ATT Advance Temperature Test Systems GmbH dated October 1, 2013. Incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on October 3, 2013.

3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.

3.2	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

3.3	Second Amendment to Second Amended and Restated Bylaws of Cascade Microtech, Inc. dated November 16, 2007. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 21, 2007.

4.1	Reference is made to Exhibit 3.1.

10.1*	Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on October 2, 2000.

10.2*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on May 20, 2009.

10.3*	Cascade Microtech, Inc. 2010 Stock Incentive Plan, as amended, effective as of May 9, 2014. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders filed on April 7, 2014.

10.4*	Cascade Microtech, Inc. 2013 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders filed on April 8, 2013.

10.5*	Cascade Microtech, Inc. 2013 Employee Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013 and filed May 8, 2013.

10.6*	Amended executive employment agreement dated July 6, 2013 between Cascade Microtech, Inc. and Michael D. Burger. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

Exhibit No.	Description

10.7*	Form of Amended and Restated Change in Control Severance Agreement for executive officers dated August 29, 2012 (together with an attached Appendix that lists material details by which the individual contracts, which are substantially identical in all material respects, differ from the form). Incorporated by reference to Exhibit 10.9 to our Form 10-K for the year ended December 31, 2012 and filed March 4, 2013.

10.8	Lease Agreements I and II between Amberjack, Ltd. And Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed October 2, 2000.

10.9	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.10	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.11	Assignment, Assumption and Amendment of Lease dated as of September 22, 2011 by and among Cascade Microtech, Inc. and R&D Sockets, Inc. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

10.12	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2011 and filed August 10, 2011.

10.13	Line of Credit agreement dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.14	Line of Credit Note dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.15	Lease dated April 2, 1999 between Spieker Properties, L.P. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.8 to our Form S-1 filed October 2, 2000.

10.16	First amendment to Lease dated January 10, 2007, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.1 to our form 10-Q for the quarterly period ended March 31, 2014 and filed May 9, 2014.

10.17	Second amendment to Lease dated February 25, 2013, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our form 10-Q for the quarterly period ended March 31, 2013 and filed May 8, 2013.

10.18	Third amendment to Lease dated January 23, 2014, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our form 10-Q for the quarterly period ended March 31, 2014 and filed May 9, 2014.

10.19	Fourth amendment to Lease dated March 31, 2014, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our form 10-Q for the quarterly period ended March 31, 2014 and filed May 9, 2014.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Management or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2015:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 11, 2015.

SIGNATURE	TITLE

/s/ MICHAEL D. BURGER	Director, President and Chief Executive Officer
Michael D. Burger	(Principal Executive Officer)

/s/ JEFF KILLIAN	Chief Financial Officer and Treasurer
Jeff Killian	(Principal Financial and Accounting Officer)

/s/ Dr. WILLIAM R. SPIVEY	Chairman of the Board
Dr. William R. Spivey

/s/ Dr. JOHN Y. CHEN	Director
Dr. John Y. Chen

/s/ J.D. DELAFIELD	Director
J.D. Delafield

/s/ RAYMOND A. LINK	Director
Raymond A. Link

/s/ MARTIN L. RAPP	Director
Martin L. Rapp

/s/ ERIC W. STRID	Director
Eric W. Strid

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 11, 2015

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$38,107	$17,172
Short-term marketable securities	1,626	4,278
Restricted cash	61	1,082
Accounts receivable, net of allowances of $208 and $269	20,763	26,520
Inventories	24,642	24,884
Prepaid expenses and other	4,454	2,147
Deferred income taxes	3,027	2,268

Total Current Assets	92,680	78,351
Fixed assets, net of accumulated depreciation of $28,407 and $27,730	8,100	6,403
Goodwill	12,823	14,471
Purchased intangible assets, net of accumulated amortization of $5,324 and $5,228	12,572	16,937
Deferred income taxes	1,262	1,235
Other assets	944	1,114

Total Assets	$128,381	$118,511

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,505	$7,229
Deferred revenue	2,070	2,555
Accrued liabilities	9,505	8,859

Total Current Liabilities	19,080	18,643
Deferred revenue	329	548
Other long-term liabilities	1,511	2,119

Total Liabilities	20,920	21,310
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 16,466 and 16,218	165	162
Additional paid-in capital	111,480	107,908
Accumulated other comprehensive income (loss)	(3,127)	118
Accumulated deficit	(1,057)	(10,987)

Total Shareholders’ Equity	107,461	97,201

Total Liabilities and Shareholders’ Equity	$128,381	$118,511

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenue	$136,022	$120,010	$112,963
Cost of sales	65,708	65,286	63,012

Gross profit	70,314	54,724	49,951
Operating expenses:
Research and development	13,821	10,961	11,017
Selling, general and administrative	43,209	36,430	31,377

Total operating expenses	57,030	47,391	42,394

Income from operations	13,284	7,333	7,557
Other income (expense):
Interest income, net	29	44	52
Other, net	(649)	(296)	(801)

Total other income (expense), net	(620)	(252)	(749)

Income before income taxes	12,664	7,081	6,808
Income tax expense (benefit)	2,734	(6,337)	709

Net income	9,930	13,418	6,099

Basic net income per share	$0.61	$0.91	$0.43

Diluted net income per share	$0.59	$0.89	$0.42

Shares used in per share calculations:
Basic	16,323	14,792	14,182

Diluted	16,828	15,150	14,390

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$9,930	$13,418	$6,099
Other comprehensive income (loss):
Unrealized holding gains (losses), net of tax	(3)	1	(11)
Change in cumulative translation adjustment, net of tax	(3,242)	833	347

	(3,245)	834	336

Comprehensive income	$6,685	$14,252	$6,435

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Shareholders’ Equity for The Years Ended December 31, 2014, 2013 and 2012

(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2011	14,165	$142	$90,711	$(1,052)	$(30,504)	$59,297
Common stock issued pursuant to stock plans	307	3	395	—	—	398
Common stock repurchased	(273)	(3)	(1,329)	—	—	(1,332)
Value of vested restricted stock withheld for tax liability	—	—	(339)	—	—	(339)
Stock-based compensation	—	—	1,459	—	—	1,459
Foreign currency translation, net of tax	—	—	—	347	—	347
Unrealized holding loss on investments, net of tax	—	—	—	(11)	—	(11)
Net income	—	—	—	—	6,099	6,099

Balance at December 31, 2012	14,199	142	90,897	(716)	(24,405)	65,918
Common stock issued pursuant to stock plans	421	4	1,578	—	—	1,582
Common stock repurchased	(10)	—	(58)	—	—	(58)
Common stock issued in connection with acquisition	1,608	16	14,508	—	—	14,524
Value of vested restricted stock withheld for tax liability	—	—	(476)	—	—	(476)
Stock-based compensation	—	—	1,614	—	—	1,614
Reversal of tax benefit related to stock-based awards	—	—	(155)	—	—	(155)
Foreign currency translation, net of tax	—	—	—	833	—	833
Unrealized holding gain on investments, net of tax	—	—	—	1	—	1
Net income	—	—	—	—	13,418	13,418

Balance at December 31, 2013	16,218	162	107,908	118	(10,987)	97,201
Common stock issued pursuant to stock plans	363	4	2,097	—	—	2,101
Common stock repurchased	(115)	(1)	(1,069)	—	—	(1,070)
Value of vested restricted stock withheld for tax liability	—	—	(699)	—	—	(699)
Stock-based compensation	—	—	2,482	—	—	2,482
Tax benefit related to stock-based awards	—	—	761	—	—	761
Foreign currency translation, net of tax	—	—	—	(3,242)	—	(3,242)
Unrealized holding loss on investments, net of tax	—	—	—	(3)	—	(3)
Net income	—	—	—	—	9,930	9,930

Balance at December 31, 2014	16,466	$165	$111,480	$(3,127)	$(1,057)	$107,461

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$9,930	$13,418	$6,099
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation	3,335	3,661	3,547
Amortization	3,011	1,522	1,082
Stock-based compensation	2,482	1,614	1,459
Loss on write-down or disposal of long-lived assets	45	8	4
Deferred income taxes	(398)	(7,176)	(113)
Excess tax benefits related to stock option exercises	(853)	—	—
(Increase) decrease, net of effect of acquisitions, in:
Accounts receivable, net	5,371	(4,606)	2,804
Inventories	(1,063)	3,429	(1,493)
Prepaid expenses and other	898	1,989	1,677
Increase (decrease), net of effect of acquisitions, in:
Accounts payable	44	657	(177)
Deferred revenue	(704)	(788)	(1,867)
Accrued and other long-term liabilities	2,105	(1,483)	(2,434)

Net cash provided by operating activities	24,203	12,245	10,588
Cash flows from investing activities:
Purchase of marketable securities	(2,947)	(15,312)	(9,145)
Proceeds from sale of marketable securities	5,596	16,357	8,302
Decrease in restricted cash	952	33	425
Purchase of fixed assets	(4,856)	(1,692)	(1,767)
Proceeds from sale of fixed assets and assets held for sale	34	16	25
Cash paid for acquisitions, net of cash acquired	(1,528)	(13,253)	—

Net cash used in investing activities	(2,749)	(13,851)	(2,160)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(2)	(16)
Withholding taxes paid on net settlement of vested restricted stock units	(699)	(476)	(339)
Excess tax benefits related to stock option exercises	853	—	—
Proceeds from issuances of common stock	2,101	1,582	398
Cash paid for repurchase of common stock	(1,070)	(58)	(1,332)

Net cash provided by (used in) financing activities	1,185	1,046	(1,289)
Effect of exchange rate changes on cash and cash equivalents	(1,704)	(195)	132

Increase (decrease) in cash and cash equivalents	20,935	(755)	7,271
Cash and cash equivalents:
Beginning of year	17,172	17,927	10,656

End of year	$38,107	$17,172	$17,927

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,282	$566	$1,552
Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisitions	$—	$14,524	$—
Fair value of assets acquired from acquisitions, net of cash	—	35,209	—
Liabilities assumed from acquisitions	—	4,893	—
Payable for fixed assets	525	—	—
Transfer from (to) inventory to (from) fixed assets	(182)	(94)	1,038

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits. Included in cash and cash equivalents were cash equivalents of $6.6 million and $4.0 million at December 31, 2014 and 2013, respectively, which consisted primarily of money market funds, and are stated at cost, which approximates market value.

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

Restricted Cash

Our restricted cash is held in accounts with banks that have issued guarantees to our customers for advance deposits on goods and services. The guarantees allow the banks to withdraw the restricted cash from our accounts and return the advanced deposit to the customer if goods are not delivered or services are not properly performed. All of the guarantees expire within 12 months of the balance sheet date and, accordingly, are recorded as a current asset in our Consolidated Balance Sheets.

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

Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, December 31, 2011	$266
Charges to costs and expenses	133
Write-offs	(155)
Recoveries	101

Balance, December 31, 2012	345
Charges to costs and expenses	20
Write-offs	(96)
Recoveries	—

Balance, December 31, 2013	269
Charges to costs and expenses	(50)
Write-offs	(14)
Recoveries	3

Balance, December 31, 2014	$208

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

Inventory charges were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Inventory charges	$1,816	$1,559	$1,381

Fixed Assets

Equipment and leasehold improvements are stated at cost. Equipment under capital lease is recorded at the net present value of the future minimum lease payments at the inception of the lease. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of equipment under capital leases and leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter. Fixed assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest during 2014, 2013 or 2012.

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

Goodwill at December 31, 2014 relates to the following:

•	our January 2010 acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”);

•	our July 2013 acquisition of the Reliability Test Product (“RTP”) division of Aetrium Incorporated; and

•	our October 2013 acquisition of ATT Advanced Temperature Test Systems GmbH (“ATT Systems”).

This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our assessments performed in the fourth quarters of 2014, 2013 and 2012 did not indicate any impairment of goodwill.

Purchased Intangible Assets

Purchased intangible assets include various intangible assets acquired through business acquisitions. These assets are amortized using the straight-line method over their estimated useful lives of one to twelve years. Purchased intangible assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

Other Assets

Other long-term assets at December 31, 2014 and 2013 included $0.1 million and $0.3 million, respectively, of internally developed patents, net. These assets are amortized using the straight-line method over estimated useful lives of one to eight years and have no significant residual value. Patent amortization is included as a component of Selling, general and administrative expense. Patents are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.”

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

We did not record any impairment charges related to long-lived assets during 2014, 2013 or 2012.

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

Our transactions may involve the sale of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated based on the fair value of each element. A typical multiple element arrangement may include some or all of the following components: products, accessories, installation services and extended warranty contracts. The total sales price is allocated based on the relative fair value of each component. We record deferred revenue for service contracts and customer deposits. Deferred revenue related to service contracts and extended warranties is recognized over the life of the contract based on the stated contractual price, typically one to two years.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Shipping and Handling Costs

Shipping and handling costs are included as a component of Cost of sales.

Significant Customers

No customer in 2014, 2013 or 2012 accounted for 10% or more of our total revenues. At December 31, 2014 and 2013, no customers represented 10% or more of our gross accounts receivable balance.

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

Warranty accrual, December 31, 2011	$729
Reductions for warranty charges	(888)
Additions to warranty reserve	875

Warranty accrual, December 31, 2012	716
Reductions for warranty charges	(798)
Additions to warranty reserve	827

Warranty accrual, December 31, 2013	745
Reductions for warranty charges	(812)
Additions to warranty reserve	864

Warranty accrual, December 31, 2014	$797

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

Forward Exchange Contracts

We enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations in either the euro or Japanese yen. These foreign exchange contracts are not considered hedges and, as such, are recorded at fair value on the balance sheet with any changes in fair value included as Other income (expense), net in our Consolidated Statements of Operations. At December 31, 2014 and 2013, we had $25.3 million and $27.1 million, respectively, of forward exchange contracts outstanding. The unrealized gain (loss) on contracts outstanding was as follows (in thousands):

	December 31,
	2014	2013
Unrealized gain (loss)	$1,020	$(437)

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

We recognize the benefits of tax return positions if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred. We are subject to income taxes within the U.S. and foreign jurisdictions, and, in the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. We report a liability (or contra asset) for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in a tax return.

Net Income Per Share

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

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Year Ended December 31,
	2014	2013	2012
Shares used to calculate basic net income per share	16,323	14,792	14,182
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	505	358	208

Shares used to calculate diluted net income per share	16,828	15,150	14,390

Securities not considered as they would have been antidilutive	793	1,094	1,271

Stock-Based Compensation

We calculate stock-based compensation expense utilizing fair value-based methodologies and recognize the expense on a straight-line basis over the vesting period of such awards. The fair value of stock option awards is based on the Black-Scholes option pricing model, and the fair value of restricted stock units and stock awards is based on the fair value of our common stock on the date of grant. Compensation expense recorded for awards that do not vest is reversed in the period that it is determined that the award will not vest.

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

Foreign Currency Translation

The local currency is the functional currency for each of our foreign subsidiaries. Assets and liabilities are translated into U.S. dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of assets and liabilities are included in Accumulated other comprehensive income (loss) in our Consolidated Balance Sheets.

NOTE 2. RECENT ACCOUNTING GUIDANCE

ASU 2014-17

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17, “Business Combinations (Topic 805).” ASU 2014-17 addresses whether an acquired entity can reflect the acquirer’s accounting and reporting basis (pushdown accounting) in its separate financial statements. ASU 2014-17 became effective November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for annual periods and interim periods beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718).” ASU 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

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

NOTE 3. ACQUISITIONS

ATT Systems

On October 1, 2013, we acquired all of the outstanding shares of Advanced Temperature Test Systems GmbH (“ATT Systems”) for consideration of 9.6 million euro, or approximately $13.0 million, and 1.6 million shares of our common stock valued at $14.5 million. Approximately 8.8 million euro were paid at closing, 0.4 million euro was paid on October 1, 2014 and 0.4 million euro are to be paid on October 1, 2015. In addition, in December 2013, a working capital adjustment totaling 0.2 million euro, or approximately $0.2 million, was made as an adjustment to increase the purchase price and was paid in January 2014.

We believe the acquisition of ATT Systems (the “ATT Acquisition”) strategically positions the combined company for future system development and access to larger markets.

The allocation of the purchase price for the ATT Acquisition was as follows (dollars in thousands):

Assets:		Useful Life
Cash	$559	—
Accounts receivable	408	—
Inventory	2,585	—
Prepaid expenses and other	1,393	—
Fixed assets	137	3 years
Goodwill	12,551	—
Other intangible assets:
Core technology	10,266	6 years
Customer relationships	3,377	8 years
Trademarks and tradenames	1,216	10 years

	14,859

	32,492
Liabilities:
Accounts payable	518	—
Accrued liabilities	252	—
Long-term deferred tax liability	4,061	6 -10 years

	4,831

Net assets acquired	$27,661

The key factors attributable to the creation of goodwill by the ATT Acquisition are the assembled workforce and our assessment regarding the ability of the business to generate cash flows beyond the lives of the finite-lived intangible assets. None of the goodwill or purchased intangibles are expected to be deductible for income tax purposes. The weighted average amortization period as of the date of closing for all intangible assets acquired is 6.8 years.

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

ATT System’s results of operations have been included in our consolidated financial statements and Systems segment subsequent to the date of acquisition as follows (in thousands):

	Year Ended December 31,
	2014	2013
Revenue	$12,936	$3,778
Operating income	2,749	448

The unaudited pro forma results of operations, as if the ATT Acquisition had occurred on January 1, 2012 were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Pro forma revenue	$127,618	$118,508
Pro forma net income	14,564	5,834
Pro forma basic net income per share	0.90	0.37
Pro forma diluted net income per share	0.88	0.36

RTP

On July 31, 2013, we acquired certain assets of RTP for $1.9 million in cash (the “RTP Acquisition”), and contingent consideration of $0.8 million, which was paid during 2014. The fair value of the contingent consideration was determined to be $1.3 million as of the acquisition date and, accordingly, $0.5 million was credited to Selling, general and administrative expenses during 2014 as the liability was settled.

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

The key factor attributable to the creation of goodwill by the transaction is the assembled workforce. All of the goodwill and purchased intangibles are expected to be deductible for income tax purposes. The weighted average amortization period as of the date of closing for all intangible assets acquired is 7.4 years.

Transaction costs of $0.2 million associated with the RTP Acquisition were expensed as incurred as a component of Selling, general and administrative expenses.

RTP’s results of operations have been included in our consolidated financial statements and Systems segment subsequent to the date of acquisition as follows (in thousands):

	Year Ended December 31,
	2014	2013
Revenue	$2,954	$1,222
Operating loss	595	40

Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

NOTE 4. MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

	December 31,
	2014	2013
Fair value:
Corporate obligations	$1,620	$4,277
Corporate equities	6	1

	$1,626	$4,278

Cost:
Corporate obligations	$1,620	$4,276
Corporate equities	6	1

	$1,626	$4,277

Fair value by maturity:
Within one year	$1,620	$4,277
One to two years	—	—
Corporate equities	6	1

	$1,626	$4,278

Gross unrealized holding gains:
Corporate obligations	$—	$1
U.S. treasury and agency securities	—	—

	$—	$1

Gross unrealized holding losses:
Corporate obligations	$—	$—
U.S. treasury and agency securities	—	—

	$—	$—

Realized gains and losses on marketable securities were immaterial during 2014, 2013 and 2012.

NOTE 5. FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate equities	$6	Level 1	$1	Level 1
Marketable securities – corporate obligations	$1,620	Level 2	$4,277	Level 2
Forward sale contracts for Japanese yen	$2,510	Level 2	$523	Level 2
Forward purchase contract for euro	$726	Level 2	$2,061	Level 2
Forward sale contract for euro	$22,056	Level 2	$24,561	Level 2
Contingent consideration related to the RTP Acquisition	$—	Level 3	$(1,350)	Level 3

The fair value of our marketable securities is determined based on quoted market prices for similar or identical securities. The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts in our Condensed Consolidated Balance Sheets. We record the net unrealized gain or loss in our Consolidated Statements of Operations and as a component of Other income (expense).

The fair value of the contingent consideration related to the RTP Acquisition was determined based on the present value of probability weighted payments expected to be made under the terms of the agreement.

The carrying values of Cash and cash equivalents, Restricted cash, Accounts receivable, Prepaid expenses and other, Accounts payable and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during 2014.

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2013	$1,350
Decrease in contingent consideration due to re-measurement	(522)
Payment of contingent consideration	(828)

Balance at December 31, 2014	$—

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$14,120	$15,234
Work-in-process	3,809	2,958
Finished goods	6,713	6,692

	$24,642	$24,884

NOTE 7. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

	December 31,
	2014	2013
Equipment	$25,749	$25,673
Leasehold improvements	9,220	8,253
Construction in progress	1,538	207

	36,507	34,133
Less accumulated depreciation	(28,407)	(27,730)

	$8,100	$6,403

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Depreciation expense	$3,335	$3,661	$3,547

NOTE 8. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The change in goodwill was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of period	$14,471	$990	$971
Acquisition of RTP	—	641	—
Acquisition of ATT Systems	—	12,551	—
Effect of exchange rate changes	(1,648)	289	19

Balance, end of period	$12,823	$14,471	$990

Intangible Assets

Intangible assets, net included the following (in thousands):

	December 31,
	2014	2013
Purchased Intangible Assets
Customer relationships	$4,323	$7,198
Core technology	12,481	13,728
Trademarks and tradenames	1,092	1,239

	17,896	22,165
Less accumulated amortization	(5,324)	(5,228)

	$12,572	$16,937

Patents
Patents	$4,632	$4,632
Less accumulated amortization	(4,540)	(4,349)

	$92	$283

Intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Intangible amortization	$3,011	$1,522	$1,082

The estimated amortization of intangible assets is as follows over the next five years and thereafter (in thousands):

2015	$2,632
2016	2,340
2017	2,321
2018	2,244
2019	1,751
Thereafter	1,376

$12,664

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued compensation and benefits	$3,606	$2,812
Accrued sales taxes and VAT	276	470
Accrued income taxes	1,628	492
Accrued warranty	797	745
Contingent consideration related to RTP acquisition	—	1,350
Payable to seller related to ATT acquisition	456	746
Accrued restructuring costs	1,959	1,163
Other	783	1,081

	$9,505	$8,859

NOTE 10. LINE OF CREDIT

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. At December 31, 2014, no amounts were outstanding under the LOC, no letters of credit were outstanding and $10.0 million was available for borrowing.

NOTE 11. TAX PROVISION

Domestic and foreign pre-tax income from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$8,076	$5,619	$4,933
Foreign	4,588	1,462	1,875

	$12,664	$7,081	$6,808

The income tax expense (benefit) from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$1,086	$(253)	$13
State	184	(39)	32
Foreign	1,862	1,039	752

Total current	3,132	747	797
Deferred:
Federal	133	(5,912)	—
State	46	(928)	—
Foreign	(577)	(244)	(88)

Total deferred	(398)	(7,084)	(88)

Income tax (benefit) expense	$2,734	$(6,337)	$709

The income tax (benefit) provision varies from the amounts computed by applying the Federal statutory rate of 34% to income from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal income tax provision computed at statutory rates	$4,269	$2,407	$2,281
Difference in foreign tax rate	(405)	174	(141)
State income taxes, net of federal benefit	142	140	27
Stock-based compensation	142	966	96
Research and development tax credits	(33)	(256)	56
Expiration of tax credits	236	167	200
Foreign tax credits	(2,527)	(47)	(136)
Foreign dividend	1,281	—	—
Change in valuation allowance	(158)	(9,656)	(1,877)
Unrecognized tax benefits	8	9	9
Foreign earnings not permanently reinvested	—	(207)	(58)
Domestic production deduction	(251)	—	—
Other	30	(34)	252

Provision for (benefit from) income taxes	$2,734	$(6,337)	$709

Deferred Tax Assets and Liabilities

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Current deferred tax assets:
Reserves and allowances	$273	$420
Inventory	1,037	1,019
Accrued vacation and bonus	664	435
Unrealized loss on forward contracts	856	132
Other current deferred tax assets	197	262

Gross current deferred tax assets	3,027	2,268
Valuation allowance	—	—

Net current deferred tax assets	3,027	2,268
Non-current deferred tax assets:
Reserves and allowances	182	174
Federal and state net operating loss (“NOL”) carryforwards	21	573
Federal and state tax credits	1,781	2,640
Stock-based compensation	565	506
Intangibles	1,278	1,225
Other non-current deferred tax assets	637	768

Gross non-current deferred tax assets	4,464	5,886
Valuation allowance	—	(158)

Net non-current deferred tax assets	4,464	5,728
Non-current deferred tax liabilities:
Foreign earnings	—	(536)
Intangibles	(2,936)	(3,843)
Other non-current deferred tax liabilities	(266)	(114)

Total non-current deferred tax liabilities	(3,202)	(4,493)

Non-current deferred tax assets, net	1,262	1,235

Net total deferred tax assets	$4,289	$3,503

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

The total valuation allowance was as follows (in thousands):

	December 31,
	2014	2013
Valuation allowance	$—	$158

The net decrease in the total valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Decrease in valuation allowance	$(158)	$(9,656)	$(1,877)

The decrease in valuation allowance in 2014 was primarily related to utilization and expiration of state tax credits. The decrease in valuation allowance in 2013 was primarily related to release of the valuation allowance against U.S. deferred tax assets as of December 31, 2013 as it is more likely than not that these deferred tax assets will be realized. The decrease in valuation allowance in 2012 was primarily related to utilization of NOL carryforwards.

We had tax NOL and credit carryforwards as of December 31, 2014 as follows:

	Amount	Expiration Date
Federal and state research and experimentation credit carryforwards	$1.8 million	2014-2034
State NOL carryforwards	0.8 million	2016-2031

Unrecognized Tax Benefits

A reconciliation of unrecognized tax benefits was as follows (in thousands):

Balance, December 31, 2011	$141
Increases due to tax positions taken during the current year	—
Increases due to tax positions taken during a prior year	9

Balance, December 31, 2012	150
Increases due to tax positions taken during the current year	9
Increases due to tax positions taken during a prior year	—

Balance, December 31, 2013	159
Increases due to tax positions taken during the current year	—
Decreases due to tax positions taken during a prior year	(5)

Balance, December 31, 2014	$154

All of the unrecognized tax benefits at December 31, 2014 would have an impact on the effective tax rate if recognized. Interest and penalties in 2014, 2013 and 2012 were insignificant. Interest and penalties accrued on unrecognized tax benefits as of December 31, 2014 and 2013 were also insignificant.

The tax years that remained open to examination in our major taxing jurisdictions as of December 31, 2014 were as follows:

Jurisdiction	Open Tax Years
U.S.	2011-2014
Japan	2008-2014
Germany	2010-2014

Non-Repatriated Foreign Earnings

During the fourth quarter of 2014, we repatriated all of the distributable earnings of our subsidiary in Japan through a cash dividend totaling $2.5 million. The dividend included previously permanently reinvested earnings of $0.9 million. We did not provide for U.S. income taxes on the remaining undistributed earnings of our foreign subsidiaries because they were considered permanently reinvested outside of the U.S. as of December 31, 2014. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $8.0 million. The determination of the amount of unrecognized deferred U.S. income tax liability and foreign tax credit, if any, is not practicable to calculate.

NOTE 12. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest income, net	$29	$44	$52
Foreign currency losses	(3,629)	(311)	(950)
Gains on foreign currency forward contracts	3,016	90	166
Other	(36)	(75)	(17)

	$(620)	$(252)	$(749)

NOTE 13. STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Weighted average grant-date per share fair value of stock options granted	$5.58	$5.35	$2.56
Total intrinsic value of stock options exercised	377	523	4
Fair value of restricted shares vested	2,309	1,398	1,236
Tax benefit realized from stock options exercised and restricted stock units (“RSUs”) released	954	729	436
Tax benefit recognized in our Consolidated Statements of Operations related to stock-based compensation	750	537	25

Our stock-based compensation was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$234	$201	$165
Research and development	321	198	242
Selling, general and administrative	1,927	1,215	1,052

	$2,482	$1,614	$1,459

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Stock Option Plan
Risk-free interest rate	1.8%	1.1% - 1.8%	0.8% - 1.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6.25 years	6.25 years	6.5 years
Expected volatility	61.2%	60.6% - 61.0%	58.2% - 59.4%
Employee Stock Purchase Plan
Risk-free interest rate	0.1%	0.8%	0.1% - 0.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months
Expected volatility	35.4% - 37.8%	24.5% - 31.5%	40.1% - 54.3%

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

Stock Incentive Plans

Our stock incentive plans include our 2000 Stock Incentive Plan (the “2000 Plan”) and our 2010 Stock Incentive Plan (the “2010 Plan”) (together, the “Plans”) and provide for the granting of incentive stock options, nonqualified stock options and RSUs. Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is ten years, and the right to exercise options granted generally vests 25% each year over four years. Grants of RSUs generally vest 25% each year over four years, or 50% each year over two years. Grants to outside Board members vest immediately upon grant. We have authorized a total of 3,000,000 shares of common stock for issuance under the 2000 Plan and 2,869,600 shares under the 2010 Plan.

At December 31, 2014, a total of 994,202 shares were available for future grants, and we had 2,306,705 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2014 and other Plan information was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,042,937	$6.52
Granted	90,000	9.61
Exercised	(148,166)	9.90
Forfeited	(67,992)	9.01

Outstanding at December 31, 2014	916,779	6.10

Certain information regarding options outstanding as of December 31, 2014 was as follows:

	Options Outstanding	Options Exercisable
Number	916,779	555,689
Weighted-average exercise price	$6.10	$5.48
Aggregate intrinsic value	$7,803,203	$5,071,011
Weighted-average remaining contractual term (in years)	6.38	5.36

RSU activity for the year ended December 31, 2014 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2013	409,403	$6.87
Granted	226,400	10.47
Vested	(205,739)	7.04
Forfeited	(34,340)	6.98

Outstanding at December 31, 2014	395,724	8.83

As of December 31, 2014, total unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $4.0 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

Employee Stock Purchase Plan

Our 2013 Employee Share Purchase Plan (the “2013 ESPP”) was approved by shareholders in May 2013. The terms of our 2013 ESPP provide for the sale and issuance of up to 1.0 million shares of our common stock. The 2013 ESPP replaced our 2004 Employee Share Purchase Plan (the “2004 ESPP”) for the six-month option period beginning on November 1, 2013.

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

The following information relates to our 2013 ESPP activity during 2014:

Shares issued pursuant to the 2013 ESPP	70,533
Weighted average price of shares issued	$9.00
Discount per share from the fair market value on the dates of purchase	$1.71
Shares remaining available for purchase pursuant to the 2013 ESPP as of December 31, 2014	929,467

NOTE 14. RELATED PARTY TRANSACTIONS

Significant related party transactions are described below.

FEI Company

One of the members of our Board of Directors, Mr. Raymond A. Link, is the Executive Vice President and Chief Financial Officer of FEI Company (“FEI”).

Information regarding our transactions with FEI is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Equipment and services purchased from FEI	$36	$33	$37
Equipment sold to FEI	5	—	—

	December 31,
	2014	2013
Due to FEI	$10	$8
Due from FEI	—	—

Raytheon, Inc.

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Raytheon, Inc. (“Raytheon”).

Information regarding our transactions with Raytheon is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Equipment sold to Raytheon	$176	$607	$267

	December 31,
	2014	2013
Due from Raytheon	$21	$10

Lam Research Corporation

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Lam Research Corporation (“Lam”). Dr. Spivey formerly served on the Board of Novellus Systems Inc. (“Novellus”), which was acquired by Lam in June 2012.

Information regarding our transactions with Lam is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Equipment sold to Lam	$388	$—	$21

	December 31,
	2014	2013
Due from Lam	$3	$—

NOTE 15. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan that allows eligible employees to contribute a certain percentage of their salary. We match 50% of each eligible employees’ contributions, up to a maximum of 3% of the employees’ earnings. Our matching contributions for the savings plan were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
401(k) matching contributions	$534	$412	$362

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases and Subleases

We lease automobiles, office space and manufacturing space under operating leases that expire at various dates through 2020. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facilities. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease, including any periods of free rent.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,
2015	$3,605
2016	2,088
2017	2,085
2018	1,418
2019	1,450
Thereafter	597

Total minimum lease payments	$11,243

Lease expense was as follows (in thousands).

	Year Ended December 31,
	2014	2013	2012
Lease expense	$2,630	$2,656	$2,575

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of existing matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 17. RESTRUCTURING

Restructuring charges in 2014 related to the consolidation of certain manufacturing, research and development operations at our corporate headquarters in Beaverton, Oregon, as well as the reorganization of business operations and the sales channel in Europe. As of December 31, 2014, these restructuring and consolidation activities were substantially complete,

Restructuring charges in 2013 were related to the integration and consolidation of manufacturing operations in 2011 which resulted in lease abandonment charges.

Summary

Restructuring charges were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Termination and severance related	$683	$—	$—
Lease abandonment and termination	553	227	—

	$1,236	$227	$—

Restructuring costs were included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$154	$—	$—
Selling, general and administrative	1,082	227	—

	$1,236	$227	$—

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Year Ended December 31, 2014	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$—	$683	$(375)	$—	$308
Lease abandonment	2,129	553	(1,031)	—	1,651

	$2,129	$1,236	$(1,406)	$—	$1,959

Year Ended December 31, 2013	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Lease abandonment	$3,034	$227	$(1,132)	$—	$2,129

Year Ended December 31, 2012	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$10	$—	$(10)	$—	$—
Lease abandonment	4,137	—	(1,103)	—	3,034

	$4,147	$—	$(1,113)	$—	$3,034

We expect all accrued restructuring costs will be paid by the end of 2015.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

Year Ended December 31, 2014	Systems	Probes	Corporate Unallocated	Total
Revenue	$82,850	$53,172	$—	$136,022
Gross profit	$37,775	$32,539	$—	$70,314
Gross margin	45.6%	61.2%	—	51.7%
Income (loss) from operations	$7,553	$20,768	$(15,037)	$13,284

Year Ended December 31, 2013
Revenue	$79,229	$40,781	$—	$120,010
Gross profit	$33,177	$21,547	$—	$54,724
Gross margin	41.9%	52.8%	—	45.6%
Income (loss) from operations(1)	$9,794	$11,568	$(14,029)	$7,333

Year Ended December 31, 2012
Revenue	$74,368	$38,595	$—	$112,963
Gross profit	$29,391	$20,560	$—	$49,951
Gross margin	39.5%	53.3%	—	44.2%
Income (loss) from operations(1)	$9,651	$10,158	$(12,252)	$7,557

(1)	Amortization expense of $1.2 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively, was reclassified from Corporate Unallocated to Systems to conform with the current year presentation.

No customer accounted for 10% or more of our total revenue in 2014, 2013 or 2012.

Our revenues by geographic area were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$39,855	$37,662	$33,445
Asia Pacific	63,660	50,748	51,290
Europe	30,076	28,334	25,718
Other	2,431	3,266	2,510

	$136,022	$120,010	$112,963

Long-lived assets, exclusive of deferred income taxes, by geographic area were as follows (in thousands):

	December 31,
	2014	2013
United States	$9,334	$8,660
Asia Pacific	304	339
Europe	24,801	29,926

	$34,439	$38,925

NOTE 19. STOCK REPURCHASE PLANS

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

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of an additional $2.0 million. Information regarding repurchases made pursuant to this program is as follows (dollars in thousands, except per share amounts):

Period	Number of Shares	Weighted average per share purchase price	Total purchase price	Amount remaining for repurchase
Fourth quarter of 2012	59,006	$5.60	$332	$1,668
First quarter of 2013	9,800	5.87	58	1,610
First quarter of 2014	88,445	9.24	817	793
Second quarter of 2014	22,811	9.45	216	2,577
Fourth quarter of 2014	3,900	9.47	37	2,540

	183,962	7.94	1,460	2,540