Form 10-Q
period 2015-03-31
CASCADE MICROTECH INC
filed 2015-05-06
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding as of May 4, 2015 was 16,586,118.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$34,079	$38,107
Short-term marketable securities	6,854	1,626
Restricted cash	54	61
Accounts receivable, net of allowances of $213 and $208	21,197	20,763
Inventories	24,723	24,642
Prepaid expenses and other	4,584	4,454
Deferred income taxes	3,013	3,027

Total Current Assets	94,504	92,680

Fixed assets, net of accumulated depreciation of $28,910 and $28,407	9,196	8,100
Goodwill	11,419	12,823
Purchased intangible assets, net of accumulated amortization of $5,609 and $5,324	10,748	12,572
Deferred income taxes	1,573	1,262
Other assets	838	944

Total Assets	$128,278	$128,381

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$9,297	$7,505
Deferred revenue	1,750	2,070
Accrued liabilities	7,391	9,505

Total Current Liabilities	18,438	19,080

Deferred revenue	296	329
Other long-term liabilities	1,624	1,511

Total Liabilities	20,358	20,920

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 16,550 and 16,466	166	165
Additional paid-in capital	112,126	111,480
Accumulated other comprehensive loss	(5,488)	(3,127)
Retained earnings (accumulated deficit)	1,116	(1,057)

Total Shareholders’ Equity	107,920	107,461

Total Liabilities and Shareholders’ Equity	$128,278	$128,381

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenue	$31,742	$33,685
Cost of sales	14,720	17,412

Gross profit	17,022	16,273

Operating expenses:
Research and development	3,676	3,241
Selling, general and administrative	10,547	10,430

Total operating expenses	14,223	13,671

Income from operations	2,799	2,602

Other income (expense):
Interest income (expense), net	(14)	2
Other, net	231	(69)

Total other income (expense), net	217	(67)

Income before income taxes	3,016	2,535
Income tax expense	843	943

Net income	$2,173	$1,592

Basic net income per share	$0.13	$0.10

Diluted net income per share	$0.13	$0.10

Shares used in per share calculations:
Basic	16,523	16,242

Diluted	17,037	16,679

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income	$2,173	$1,592
Other comprehensive income (loss):
Unrealized holding gains	2	—
Change in cumulative translation adjustment	(2,363)	14

	(2,361)	14

Comprehensive income (loss)	$(188)	$1,606

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,173	$1,592
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	750	829
Amortization	647	785
Stock-based compensation	587	449
Loss on write-down or disposal of long-lived assets	—	63
Deferred income taxes	39	(4)
(Increase) decrease in:
Accounts receivable, net	(653)	4,878
Inventories	498	(499)
Prepaid expenses and other	(160)	(502)
Increase (decrease) in:
Accounts payable	619	(36)
Deferred revenue	(353)	(445)
Accrued and other long-term liabilities	(1,636)	303

Net cash provided by operating activities	2,511	7,413

Cash flows from investing activities:
Purchase of marketable securities	(5,829)	(629)
Proceeds from sale of marketable securities	603	2,171
Decrease in restricted cash	—	251
Purchase of fixed assets	(543)	(513)
Proceeds from sale of fixed assets	—	10
Cash paid for acquisitions, net of cash acquired	—	(226)

Net cash provided by (used in) investing activities	(5,769)	1,064

Cash flows from financing activities:
Witholding taxes paid on net settlement of vested restricted stock units	(217)	(174)
Proceeds from issuances of common stock	277	280
Cash paid for repurchase of common stock	—	(817)

Net cash provided by (used in) financing activities	60	(711)

Effect of exchange rate changes on cash and cash equivalents	(830)	7

Increase (decrease) in cash and cash equivalents	(4,028)	7,773

Cash and cash equivalents:
Beginning of period	38,107	17,172

End of period	$34,079	$24,945

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,744	$146

Supplemental disclosure of non-cash information:
Payable for fixed assets	$1,442	$—
Transfer to inventory from fixed assets	—	213

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2014 is derived from our 2014 Annual Report on Form 10-K. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are stated at the lower of cost or market, and include materials, labor and manufacturing overhead. Demonstration goods, which are included as a component of finished goods, represent inventory that is used for customer demonstration purposes. This inventory is typically sold after 12 to 18 months. We analyze the carrying value of our inventory quarterly, considering a combination of factors including, but not limited to, the following: forecasted sales or usage, historical usage rates, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions. We estimate market value based on factors including, but not limited to, replacement cost and estimated resale value with declines in value below cost being recorded quarterly as a component of cost of sales, therefore establishing a new cost basis for the inventory.

Inventory charges were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Inventory charges	$100	$454

Inventories consisted of the following (in thousands):

	March 31,	December 31
	2015	2014
Raw materials	$14,415	$14,120
Work-in-process	2,942	3,809
Finished goods	7,366	6,713

	$24,723	$24,642

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended March 31,
	2015	2014
Shares used to calculate basic net income per share	16,523	16,242
Dilutive effect of outstanding stock options and restricted stock units (“RSUs”)	514	437

Shares used to calculate diluted net income per share	17,037	16,679

Securities not considered as they would have been antidilutive	886	1,056

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

Product warranty activity was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Warranty accrual, beginning of period	$797	$745
Reductions for warranty charges	(355)	(264)
Additions to warranty reserve	379	261

Warranty accrual, end of period	$821	$742

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Balance, beginning of period	$12,823	$14,471
Effect of exchange rate changes	(1,404)	(1,648)

Balance, end of period	$11,419	$12,823

Intangible Assets

Intangible assets, net included the following (in thousands):

	March 31, 2015	December 31, 2014
Purchased Intangible Assets
Customer relationships	$3,973	$4,323
Core technology	11,418	12,481
Trademarks and tradenames	966	1,092

	16,357	17,896
Less accumulated amortization	(5,609)	(5,324)

	$10,748	$12,572

Patents
Patents	$4,632	$4,632
Less accumulated amortization	(4,586)	(4,540)

	$46	$92

Intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Intangible amortization	$647	$785

The estimated amortization of intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2015	$1,776
2016	2,106
2017	2,088
2018	2,010
2019	1,562
Thereafter	1,252

$10,794

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation and benefits	$3,147	$3,606
Accrued sales taxes and VAT	668	276
Accrued income taxes	286	1,628
Accrued warranty	821	797
Payable to seller related to our acquisition of ATT Advanced Temperature Test Systems GmbH (“ATT Systems”)	404	456
Accrued restructuring costs	1,371	1,959
Other	694	783

	$7,391	$9,505

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales	$27	$58
Research and development	64	64
Selling, general and administrative	496	327

	$587	$449

Stock Incentive Plans

Stock option activity for the first three months of 2015 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	916,779	$6.10
Granted	82,300	14.34
Exercised	(52,497)	5.25
Forfeited	(100)	14.38

Outstanding at March 31, 2015	946,482	6.86

RSU activity for the first three months of 2015 was as follows:

	RSUs	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2014	395,724	$8.83
Granted – time-based	62,050	14.34
Granted – performance-based	49,000	14.34
Vested	(46,727)	8.18
Forfeited	(6,687)	9.40

Outstanding at March 31, 2015	453,360	10.24

The performance-based RSUs will vest if new product revenue as a percentage of total revenue meets a certain target for the second half of 2017. If the target is met, the performance-based RSUs will be earned and vested in the first quarter of 2018 at between 50% and 100% of the total granted based upon the target achievement level. Stock-based compensation expense is recognized over the vesting period based on our determination of the probability of the awards being earned. As of March 31, 2015, we determined that the target was not probable of achievement and accordingly, no expense was recognized.

As of March 31, 2015, total unrecognized stock-based compensation related to outstanding, but unvested, stock options and RSUs was $4.9 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended March 31, 2015
Revenue	$17,470	$14,272	$—	$31,742
Gross profit	$8,494	$8,528	$—	$17,022
Gross margin	48.6%	59.8%	—	53.6%
Income (loss) from operations	$1,496	$5,087	$(3,784)	$2,799

Three Months Ended March 31, 2014
Revenue	$21,435	$12,250	$—	$33,685
Gross profit	$9,198	$7,075	$—	$16,273
Gross margin	42.9%	57.8%	—	48.3%
Income (loss) from operations	$1,748	$4,426	$(3,572)	$2,602

No customer accounted for 10% or greater of our total revenue in the three-month periods ended March 31, 2015 or 2014.

Note 9. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate equities	$6	Level 1	$6	Level 1
Marketable securities – corporate obligations	$5,579	Level 2	$1,620	Level 2
Marketable securities – U.S. treasury securities	$1,269	Level 2	$—	Level 2
Forward sale contracts for Japanese yen	$3,495	Level 2	$2,510	Level 2
Forward purchase contract for euro	$858	Level 2	$726	Level 2
Forward sale contract for euro	$21,377	Level 2	$22,056	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar or identical securities. Any unrealized gain or loss is recorded as a component of Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets.

The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts on our Condensed Consolidated Balance Sheets. We record the net unrealized gain or loss in our Condensed Consolidated Statements of Operations as a component of Other income (expense).

The carrying values of Cash and cash equivalents, Restricted cash, Accounts receivable, Prepaid expenses and other, Accounts payable and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first quarter of 2015.

Note 10. Stock Repurchase Program

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of an additional $2.0 million. We did not repurchase any shares during the first quarter of 2015. As of March 31, 2015, $2.5 million remained available for stock repurchases under the program. This program does not have an expiration date.

Note 11. Restructuring

Accrued restructuring at March 31, 2015 relates to the consolidation of certain manufacturing, research and development operations, and the reorganization of business operations and the sales channel in Europe.

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Three Months Ended March 31, 2015	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Termination and severance related	$308	$68	$(218)	$—	$158
Factory transition	—	50	(50)	—	—
Lease abandonment	1,651	—	(438)	—	1,213

	$1,959	$118	$(706)	$—	$1,371

Three Months Ended March 31, 2014	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Lease abandonment	$2,129	$—	$(289)	$—	$1,840

We expect all accrued restructuring costs will be paid by the end of 2015.

Note 12. Recent Accounting Guidance

ASU 2015-02

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810).” ASU 2015-02 amends guidance regarding the consolidation of certain legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2015-02 to have any effect on our financial position, results of operations or cash flows.

ASU 2015-01

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” ASU 2015-01 simplifies income statement presentation by eliminating the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 will not have any effect on our financial position, results of operations or cash flows.

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

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and the International Accounting Standards Board. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016. On April 1, 2015, the FASB tentatively agreed to propose a one-year deferral of the effective date for ASU 2014-09, but would permit all entities to adopt the standard as of the original effective date for public business entities (i.e., annual periods beginning after December 15, 2016, and interim periods therein). The FASB expects to issue an Exposure Draft for this issue in the near term. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: our future financial position and results of operations, including the estimated revenue for the second quarter of 2015; the future impact of any off-balance sheet arrangements; our estimated costs to repair or replace products under warranty; our strategies and intentions and potential sources of funds regarding any acquisitions; our accounting and tax policies and the impact of adopting accounting guidance on our financial position, results of operations or cash flows; the anticipated cash required for our fixed asset purchases for 2015; seasonality of our revenues and expected increases in revenue in the last month of each quarter; the anticipated renewal of our $10 million Letter of Credit with JPMorgan Chase Bank N.A., our ability to meet our cash requirements for the next 12 months and for the foreseeable future and the sources we anticipate using to meet these cash requirements. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments, customer orders and capital expenditures; constraints on availability of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 12, 2015.

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

Our analytical probes are sold to serve as components of our probe stations, or, less often, to serve as components of test equipment manufactured by third parties. Our production probe cards are designed and sold for high-volume production test applications, ranging from very low current parametric testing to sophisticated, high-speed radio frequency integrated circuit (“RFIC”) testing. These probe cards are used in conjunction with third party equipment from manufacturers such as Advantest, Agilent and Teradyne.

Overview

Revenue decreased $2.0 million to $31.7 million in the first quarter of 2015 compared to $33.7 million in the first quarter of 2014, primarily due to a decrease in Systems sales, partially offset by an increase in Probes sales. Gross profit, however, increased $0.7 million to $17.0 million in the first quarter of 2015 compared to $16.3 million in the first quarter of 2014 as a result of an increase in our gross margin to 53.6% from 48.3%.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $34 million to $38 million for the second quarter of 2015.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that have become increasingly difficult to make in the current economic environment. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. The estimates we make may change in the future.

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 12, 2015.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of sales	46.4	51.7

Gross profit	53.6	48.3
Operating expenses:
Research and development	11.6	9.6
Selling, general and administrative	33.2	31.0

Total operating expenses	44.8	40.6

Income from operations	8.8	7.7
Other income (expense), net	0.7	(0.2)

Income before income taxes	9.5	7.5
Income tax expense	2.7	2.8

Net income	6.8%	4.7%

(1)	Percentages may not add due to rounding.

Revenue and operating income information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended March 31, 2015
Revenue	$17,470	$14,272	$—	$31,742
Gross profit	$8,494	$8,528	$—	$17,022
Gross margin	48.6%	59.8%	—	53.6%
Income (loss) from operations	$1,496	$5,087	$(3,784)	$2,799

Three Months Ended March 31, 2014
Revenue	$21,435	$12,250	$—	$33,685
Gross profit	$9,198	$7,075	$—	$16,273
Gross margin	42.9%	57.8%	—	48.3%
Income (loss) from operations	$1,748	$4,426	$(3,572)	$2,602

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
Revenue	2015	2014	Change	% Change
Systems	$17,470	$21,435	$(3,965)	(18.5)%
Probes	14,272	12,250	2,022	16.5%

Total	$31,742	$33,685	$(1,943)	(5.8)%

Systems

The decrease in Systems revenue in the first quarter of 2015, compared to the first quarter of 2014, was primarily attributable to a decrease in customer demand and unit sales of probe stations, thermal sub-systems and reliability test systems, as well as changes in foreign currency exchange rates.

Probes

The increase in Probes revenue in the first quarter of 2015, compared to the first quarter of 2014, was primarily the result of an increase in unit sales of production probe cards driven by increased demand in the radio frequency (RF) and parametric markets.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
Cost of Sales	2015	2014	Change	% Change
Systems	$8,976	$12,237	$(3,261)	(26.6)%
Probes	5,744	5,175	569	11.0%

Total	$14,720	$17,412	$(2,692)	(15.5)%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended March 31,
Gross Margins	2015	2014
Systems	48.6%	42.9%
Probes	59.8%	57.8%
Overall	53.6%	48.3%

Systems

The increase in Systems gross margins in the first quarter of 2015, compared to the first quarter of 2014, was primarily attributable to decreased manufacturing overhead costs and changes in foreign currency exchange rates. The impact of these changes was partially offset by the decrease in unit sales, which decreased factory utilization.

Probes

The increase in Probes gross margins in the first quarter of 2015, compared to the first quarter of 2014, was primarily due to the increase in unit sales, which increased factory utilization and decreased unabsorbed period expenses.

Overall

The overall increase in gross margins in the first quarter of 2015, compared to the first quarter of 2014, was primarily attributable to a shift in mix to a greater percentage of our revenue being derived from our Probes segment, as well as to the individual segment items discussed above.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2015	2014	Change	% Change
Research and development	$3,676	$3,241	$435	13.4%

The increase in research and development in the first quarter of 2015, compared to the first quarter of 2014, was primarily due to:

•	a $0.2 million increase in salaries and benefits; and

•	a $0.2 million increase in project-related expenses.

These increases were driven by new product development for our Probes segment.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2015	2014	Change	% Change
Selling, general and administrative	$10,547	$10,430	$117	1.1%

The increase in SG&A in the first quarter of 2015, compared to the first quarter of 2014, was primarily due to:

•	a $0.2 million increase in stock-based compensation; partially offset by

•	a $0.1 million decrease in amortization expense.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) may also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income (expense), net	$(14)	$2
Foreign currency gains (losses)	(2,178)	18
Gains (losses) on foreign currency forward contracts	2,411	(53)
Other	(2)	(34)

	$217	$(67)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest expense in the first quarter of 2015 represents interest paid related to a tax audit in Germany.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows:

	Three Months Ended March 31,
	2015	2014
Income tax provision	$843	$943
Income tax provision as a percentage of income before income taxes	28.0%	37.2%

Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves.

Our income tax expense in the first quarters of 2015 and 2014 primarily related to estimated tax expense on income in the U.S. and foreign tax jurisdictions. The first quarter of 2015 includes a $0.2 million discrete tax benefit resulting from the favorable resolution of a tax audit in Germany. The tax benefit in the first quarter of 2015 represents approximately 5.1% of income before income taxes.

Our effective tax rate may differ from the U.S. federal statutory rate primarily as a result of the effects of state and foreign income taxes and may be affected by changes in statutory tax rates and laws in the U.S. and foreign jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The effective tax rate in the first quarter of 2014 does not include any benefit from research and experimentation tax credits since legislation related to such credits expired and was renewed until the fourth quarter of 2014.

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

As of March 31, 2015, the net deferred tax assets on our Consolidated Balance Sheets totaled $4.6 million, and related primarily to tax credits and other temporary differences.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates.

Net cash provided by operating activities in the first quarter of 2015 was $2.5 million and primarily consisted of our net income of $2.2 million, less non-cash charges of $2.0 million and as adjusted for changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $0.4 million to $21.2 million at March 31, 2015, compared to $20.8 million at December 31, 2014, primarily due to the timing of shipments and customer payments.

Inventories increased by $0.1 million to $24.7 million at March 31, 2015, compared to $24.6 million at December 31, 2014. The increase in inventory was primarily related to lower than expected sales of probe stations, partially offset by the impact of changes in foreign currency exchange rates.

Accounts payable increased by $1.8 million to $9.3 million at March 31, 2015, compared to $7.5 million at December 31, 2014, primarily due to the timing of payments to vendors.

Accrued liabilities decreased by $2.1 million to $7.4 million at March 31, 2015, compared to $9.5 million at December 31, 2014, primarily due to a $1.0 million decrease in accrued income and sales taxes, a $0.6 million decrease in accrued restructuring costs, and a $0.5 million decrease in accrued compensation and benefits.

Long-term and short-term deferred revenue decreased by $0.4 million to $2.0 million at March 31, 2015, compared to $2.4 million at December 31, 2014, primarily due to the timing of customer deposits on product orders.

Fixed asset purchases of $0.5 million in the first quarter of 2015 primarily related to production-related equipment and leasehold improvements. We anticipate that cash used for fixed asset purchases for all of 2015 will be between $8 million and $9 million, depending on the timing of payments to vendors.

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of an additional $2.0 million. We did not repurchase any shares during the first quarter of 2015. As of March 31, 2015, $2.5 million remained available for stock repurchases under the program. The repurchase program does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires on August 31, 2015 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On March 31, 2015, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing Cash and cash equivalents, Short-term marketable securities and Restricted cash, which totaled $41.0 million at March 31, 2015. In addition, we currently have $10 million available under the LOC as discussed above, which we plan to renew during 2015.

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

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of March 31, 2015 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and beyond
Operating leases	$10,356	$2,703	$4,199	$2,854	$600
Purchase order commitments(1)	5,450	5,351	99	—	—
Forward contracts	25,730	25,730	—	—	—
Additional consideration related to our acquisition of ATT	404	404	—	—	—

	$41,940	$34,188	$4,298	$2,854	$600

(1)	Purchase order commitments primarily represent open orders for inventory.

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

There have been no material changes in our reported market risks or risk management policies since the filing of our 2014 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2015.

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

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 12, 2015.

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

Date: May 6, 2015		CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)