Form 10-Q
period 2015-06-30
CASCADE MICROTECH INC
filed 2015-08-06
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding as of August 3, 2015 was 16,633,242.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$34,705	$38,107
Short-term marketable securities	11,230	1,626
Restricted cash	—	61
Accounts receivable, net of allowances of $244 and $208	23,942	20,763
Inventories	24,209	24,642
Prepaid expenses and other	3,772	4,454
Deferred income taxes	3,017	3,027

Total Current Assets	100,875	92,680

Fixed assets, net of accumulated depreciation of $29,666 and $28,407	9,848	8,100
Goodwill	11,877	12,823
Purchased intangible assets, net of accumulated amortization of $6,319 and $5,324	10,540	12,572
Deferred income taxes	1,467	1,262
Other assets	791	944

Total Assets	$135,398	$128,381

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,195	$7,505
Deferred revenue	2,303	2,070
Accrued liabilities	10,220	9,505

Total Current Liabilities	20,718	19,080

Deferred revenue	367	329
Other long-term liabilities	1,594	1,511

Total Liabilities	22,679	20,920

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 16,633 and 16,466	166	165
Additional paid-in capital	113,350	111,480
Accumulated other comprehensive loss	(4,710)	(3,127)
Retained earnings (accumulated deficit)	3,913	(1,057)

Total Shareholders’ Equity	112,719	107,461

Total Liabilities and Shareholders’ Equity	$135,398	$128,381

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$36,044	$32,995	$67,786	$66,680
Cost of sales	16,021	16,009	30,741	33,421

Gross profit	20,023	16,986	37,045	33,259

Operating expenses:
Research and development	4,188	3,428	7,864	6,669
Selling, general and administrative	11,795	10,630	22,342	21,060

Total operating expenses	15,983	14,058	30,206	27,729

Income from operations	4,040	2,928	6,839	5,530

Other income (expense):
Interest income, net	8	7	(6)	9
Other, net	65	(56)	296	(125)

Total other income (expense), net	73	(49)	290	(116)

Income before income taxes	4,113	2,879	7,129	5,414
Income tax expense	1,316	1,051	2,159	1,994

Net income	$2,797	$1,828	$4,970	$3,420

Basic net income per share	$0.17	$0.11	$0.30	$0.21

Diluted net income per share	$0.16	$0.11	$0.29	$0.20

Shares used in per share calculations:
Basic	16,612	16,255	16,569	16,249

Diluted	17,202	16,751	17,145	16,725

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,797	$1,828	$4,970	$3,420
Unrealized holding gains (losses)	(1)	(3)	1	(3)
Change in cumulative translation adjustment	779	(110)	(1,584)	(96)

	778	(113)	(1,583)	(99)

Comprehensive income	$3,575	$1,715	$3,387	$3,321

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,970	$3,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,472	1,628
Amortization of intangibles	1,283	1,565
Stock-based compensation	1,204	1,270
Loss on write-down or disposal of long-lived assets	1	66
Deferred income taxes	1	(12)
Excess tax benefits related to stock option exercises	(238)	—
(Increase) decrease in:
Accounts receivable, net	(3,323)	4,586
Inventories	953	(2,078)
Prepaid expenses and other	890	(797)
Increase (decrease) in:
Accounts payable	410	(985)
Deferred revenue	271	(382)
Accrued and other long-term liabilities	1,090	1,331

Net cash provided by operating activities	8,984	9,612

Cash flows from investing activities:
Purchase of marketable securities	(11,821)	(1,128)
Proceeds from sale of marketable securities	2,218	3,720
Purchase of fixed assets	(2,846)	(1,108)
Proceeds from sale of fixed assets	1	10
Decrease in restricted cash	55	249
Cash paid for acquisitions, net of cash acquired	—	(654)

Net cash provided by (used in) investing activities	(12,393)	1,089

Cash flows from financing activities:
Withholding taxes paid on net settlement of vested restricted stock units	(400)	(247)
Excess tax benefits related to stock option exercises	238	—
Proceeds from issuances of common stock	844	1,203
Cash paid for repurchase of common stock	—	(1,033)

Net cash provided by (used in) financing activities	682	(77)

Effect of exchange rate changes on cash and cash equivalents	(675)	(32)

Increase (decrease) in cash and cash equivalents	(3,402)	10,592

Cash and cash equivalents:
Beginning of period	38,107	17,172

End of period	$34,705	$27,764

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2,454	$717
Supplemental disclosure of non-cash information:
Fixed asset purchases included in accounts payable	$467	$—
Transfer to inventory from fixed assets	—	213

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

Inventory charges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Inventory charges	$365	$344	$465	$799

Inventories consisted of the following (in thousands):

	June 30,	December 31
	2015	2014
Raw materials	$14,819	$14,120
Work-in-process	2,244	3,809
Finished goods	7,146	6,713

	$24,209	$24,642

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares used to calculate basic net income per share	16,612	16,255	16,569	16,249
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	590	496	576	476

Shares used to calculate diluted net income per share	17,202	16,751	17,145	16,725

Securities not included as they would have been antidilutive	850	1,020	864	1,040

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

Product warranty activity was as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Warranty accrual, beginning of period	$797	$745
Reductions for warranty charges	(468)	(490)
Additions to warranty reserve	500	493

Warranty accrual, end of period	$829	$748

Note 5. Goodwill and Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance, beginning of period	$12,823	$14,471
Effect of exchange rate changes	(946)	(1,648)

Balance, end of period	$11,877	$12,823

Intangible Assets

Intangible assets, net included the following (in thousands):

	June 30,	December 31,
	2015	2014
Purchased Intangible Assets
Customer relationships	$4,087	$4,323
Core technology	11,765	12,481
Trademarks and tradenames	1,007	1,092

	16,859	17,896
Less accumulated amortization	(6,319)	(5,324)

	$10,540	$12,572

Patents
Patents	$4,632	$4,632
Less accumulated amortization	(4,632)	(4,540)

	$—	$92

Intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$636	$780	$1,283	$1,565

The estimated amortization of intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2015	$1,191
2016	2,182
2017	2,164
2018	2,087
2019	1,624
Thereafter	1,292

$10,540

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30	December 31,
	2015	2014
Accrued compensation and benefits	$4,756	$3,606
Unrealized loss on forward contracts	1,094	—
Accrued sales taxes and VAT	682	276
Accrued income taxes	662	1,628
Accrued warranty	829	797
Payable to seller related to our acquisition of ATT Advanced Temperature Test Systems GmbH (“ATT Systems”)	421	456
Accrued restructuring costs	935	1,959
Other	841	783

	$10,220	$9,505

Note 7. Stock-Based Compensation and Stock-Based Plans

In May 2015, our shareholders approved an increase of 800,000 shares in the number of shares approved for issuance pursuant to our 2010 Stock Incentive Plan (the “2010 Plan”) to a total of 3,669,600 shares. As of June 30, 2015, a total of 1,508,209 shares remained available for future issuance pursuant to the 2010 Plan.

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$34	$62	$61	$120
Research and development	83	76	147	140
Selling, general and administrative	500	683	996	1,010

	$617	$821	$1,204	$1,270

Stock Incentive Plans

Stock option activity for the first six months of 2015 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	916,779	$6.10
Granted	82,300	14.34
Exercised	(68,975)	7.30
Forfeited	(100)	14.38

Outstanding at June 30, 2015	930,004	6.73

RSU activity for the first six months of 2015 was as follows:

	RSUs	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2014	395,724	$8.83
Granted – time-based	167,254	15.23
Granted – performance-based	49,000	14.34
Vested	(89,506)	8.91
Forfeited	(12,561)	7.71

Outstanding at June 30, 2015	509,911	11.47

The performance-based RSUs will vest if new product revenue as a percentage of total revenue meets a certain target for the second half of 2017. If the target is met, the performance-based RSUs will be earned and vested in the first quarter of 2018 at between 50% and 100% of the total granted based upon the target achievement level. Stock-based compensation expense is recognized over the vesting period based on our determination of the probability of the awards being earned. As of June 30, 2015, we determined that the target was not probable of achievement and accordingly, no expense was recognized.

As of June 30, 2015, total unrecognized stock-based compensation related to outstanding, but unvested, options and RSUs was $5.9 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

Employee Stock Purchase Plan

During the first six months of 2015, we issued 36,542 shares of our common stock pursuant to our 2013 Employee Share Purchase Plan (the “2013 ESPP”) at a price of $9.13 per share, which represented a discount of $4.13 per share from the fair value of our common stock on the date of issuance. As of June 30, 2015, a total of 892,943 shares remained available for issuance pursuant to the 2013 ESPP.

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

Certain financial information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended June 30, 2015
Revenue	$19,545	$16,499	$—	$36,044
Gross profit	$9,169	$10,854	$—	$20,023
Gross margin	46.9%	65.8%	—	55.6%
Income (loss) from operations	$1,331	$6,781	$(4,072)	$4,040

Three Months Ended June 30, 2014
Revenue	$21,367	$11,628	$—	$32,995
Gross profit	$10,139	$6,847	$—	$16,986
Gross margin	47.5%	58.9%	—	51.5%
Income (loss) from operations (1)	$2,619	$3,900	$(3,591)	$2,928

	Systems	Probes	Corporate Unallocated	Total
Six Months Ended June 30, 2015
Revenue	$37,015	$30,771	$—	$67,786
Gross profit	$17,663	$19,382	$—	$37,045
Gross margin	47.7%	63.0%	—	54.7%
Income (loss) from operations	$2,827	$11,868	$(7,856)	$6,839

Six Months Ended June 30, 2014
Revenue	$42,802	$23,878	$—	$66,680
Gross profit	$19,337	$13,922	$—	$33,259
Gross margin	45.2%	58.3%	—	49.9%
Income (loss) from operations (1)	$4,419	$8,326	$(7,215)	$5,530

(1)	Amortization expense of $0.7 million and $1.4 million for the three and six-month periods ended June 30, 2014, respectively, was reclassified from Corporate Unallocated to Systems to conform with the current year presentation.

We had one customer which represented approximately 10% of our revenue for the three-month period ended June 30, 2015. However, no customer accounted for 10% or greater of our total revenue in the three-month period ended June 30, 2014, or in the six-month periods ended June 30, 2015 and 2014.

Note 9. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate equities	$5	Level 1	$6	Level 1
Marketable securities – corporate obligations	$9,199	Level 2	$1,620	Level 2
Marketable securities – U.S. treasury securities	$2,026	Level 2	$—	Level 2
Forward sale contracts for Japanese yen	$2,037	Level 2	$2,510	Level 2
Forward purchase contract for euro	$558	Level 2	$726	Level 2
Forward sale contract for euro	$19,172	Level 2	$22,056	Level 2

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

No changes were made to our valuation techniques during the first six months of 2015.

Note 10. Stock Repurchase Program

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of an additional $2.0 million. We did not repurchase any shares during the first six months of 2015. As of June 30, 2015, $2.5 million remained available for stock repurchases under the program. This program does not have an expiration date.

Note 11. Restructuring Accrual

Restructuring charges for the first six months of 2015 relate to the consolidation of certain manufacturing, research and development operations, and the reorganization of business operations and the sales channel in Europe.

Restructuring charges for the first six months of 2014 related to adjustments to our lease abandonment reserve.

Restructuring charges were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$127	$—	$243	$—
Research and development	17	—	19	—
Selling, general and administrative	—	249	—	249

	$144	$249	$262	$249

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Six Months Ended June 30, 2015	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Termination and severance related	$308	$112	$(311)	$—	$109
Factory transition	—	150	(150)	—	—
Lease abandonment	1,651	—	(825)	—	826

	$1,959	$262	$(1,286)	$—	$935

Six Months Ended June 30, 2014	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Lease abandonment	$2,129	$249	$—	$(578)	$1,800

We expect all accrued restructuring costs will be paid by the end of 2015.

Note 12. Line of Credit Amendment

In March 2015, we amended our $10.0 million line of credit agreement with JPMorgan Chase Bank, N.A. to extend the maturity date of the agreement to March 5, 2018. All other terms remain the same. We did not have any amounts outstanding under the line of credit agreement at June 30, 2015.

Note 13. Recent Accounting Guidance

ASU 2015-11

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11 “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810).” ASU 2015-02 amends guidance regarding the consolidation of certain legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2015-02 to have any effect on our financial position, results of operations or cash flows.

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

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and the International Accounting Standards Board. ASU 2014-09, as amended, is effective for annual and interim periods beginning on or after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: our future financial position and results of operations, including the estimated revenue for the third quarter of 2015; the future impact of any off-balance sheet arrangements; our estimated costs to repair or replace products under warranty; our estimated amortization of intangible assets; our strategies and intentions and potential sources of funds regarding any acquisitions; potential future inventory charges; our accounting and tax policies and the impact of adopting accounting guidance on our financial position, results of operations or cash flows; the anticipated cash required for our fixed asset purchases for 2015; seasonality of our revenues and expected increases in revenue in the last month of each quarter; our ability to meet our cash requirements for the next 12 months and for the foreseeable future and the sources we anticipate using to meet these cash requirements. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments, customer orders and capital expenditures; constraints on availability of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 12, 2015.

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

We operate in two business segments: Systems and Probes. Sales of our probe stations, thermal sub-systems and reliability test systems are included in the Systems segment and sales of our analytical probes and production probe cards are included in the Probes segment.

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

Our thermal sub-systems are designed and produced by ATT Systems, a wholly-owned subsidiary based in Munich, Germany, which we acquired in October 2013. ATT Systems produces thermal chuck systems used in probe stations, as well as specific systems for testing electronic components, hybrids, PCBs or other assemblies at the test site. Designed for thermal and mechanical stability and precision, our thermal sub-systems offer a broad range of modular solutions that can be used in new installations, as well as upgrades to existing equipment.

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

Overview

Revenue and gross margin in the first six months of 2015 increased to $67.8 million and 54.7%, respectively, compared to $66.7 million and 49.9%, respectively, in the first six months of 2014, reflecting increased sales in the Probes segment and increased gross margins in both the Systems and Probes segments. Net income was $5.0 million in the first six months of 2015 compared to $3.4 million in the first six months of 2014.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $35 million to $39 million for the third quarter of 2015.

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

Results of Operations

The following table sets forth our condensed consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.4	48.5	45.3	50.1

Gross profit	55.6	51.5	54.7	49.9
Operating expenses:
Research and development	11.6	10.4	11.6	10.0
Selling, general and administrative	32.7	32.2	33.0	31.6

Total operating expenses	44.3	42.6	44.6	41.6

Income from operations	11.2	8.9	10.1	8.3
Other income (expense), net	0.2	(0.1)	0.4	(0.2)

Income before income taxes	11.4	8.7	10.5	8.1
Income tax expense	3.7	3.2	3.2	3.0

Net income	7.8%	5.5%	7.3%	5.1%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended June 30, 2015
Revenue	$19,545	$16,499	$—	$36,044
Gross profit	$9,169	$10,854	$—	$20,023
Gross margin	46.9%	65.8%	—	55.6%
Income (loss) from operations	$1,331	$6,781	$(4,072)	$4,040

Three Months Ended June 30, 2014
Revenue	$21,367	$11,628	$—	$32,995
Gross profit	$10,139	$6,847	$—	$16,986
Gross margin	47.5%	58.9%	—	51.5%
Income (loss) from operations (1)	$2,619	$3,900	$(3,591)	$2,928

	Systems	Probes	Corporate Unallocated	Total
Six Months Ended June 30, 2015
Revenue	$37,015	$30,771	$—	$67,786
Gross profit	$17,663	$19,382	$—	$37,045
Gross margin	47.7%	63.0%	—	54.7%
Income (loss) from operations	$2,827	$11,868	$(7,856)	$6,839

Six Months Ended June 30, 2014
Revenue	$42,802	$23,878	$—	$66,680
Gross profit	$19,337	$13,922	$—	$33,259
Gross margin	45.2%	58.3%	—	49.9%
Income (loss) from operations (1)	$4,419	$8,326	$(7,215)	$5,530

(1)	Amortization expense of $0.7 million and $1.4 million for the three and six-month periods ended June 30, 2014, respectively, was reclassified from Corporate Unallocated to Systems to conform with the current year presentation.

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
Revenue	2015	2014	Change	% Change
Systems	$19,545	$21,367	$(1,822)	(8.5)%
Probes	16,499	11,628	4,871	41.9%

Total	$36,044	$32,995	$3,049	9.2%

	Six Months Ended June 30,		Dollar
Revenue	2015	2014	Change	% Change
Systems	$37,015	$42,802	$(5,787)	(13.5)%
Probes	30,771	23,878	6,893	28.9%

Total	$67,786	$66,680	$1,106	1.7%

Systems

The decrease in Systems revenue in the three-month period ended June 30, 2015 compared to the same period of 2014 was primarily related to a decrease in customer demand and unit sales of thermal sub-systems, as well as changes in foreign currency exchange rates, partially offset by an increase in unit sales of probe stations and reliability test systems.

The decrease in Systems revenue in the six-month period ended June 30, 2015 compared to the same period of 2014 was primarily related to a decrease in customer demand and unit sales of probe stations and thermal sub-systems, as well as changes in foreign currency exchange rates.

Probes

The increases in Probes revenue in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily the result of increases in unit sales of production probe cards driven by increased demand in the radio frequency (RF) and parametric markets.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
Cost of Sales	2015	2014	Change	% Change
Systems	$10,376	$11,228	$(852)	(7.6)%
Probes	5,645	4,781	864	18.1%

Total	$16,021	$16,009	$12	0.1%

	Six Months Ended June 30,		Dollar
Cost of Sales	2015	2014	Change	% Change
Systems	$19,352	$23,465	$(4,113)	(17.5)%
Probes	11,389	9,956	1,433	14.4%

Total	$30,741	$33,421	$(2,680)	(8.0)%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Margins	2015	2014	2015	2014
Systems	46.9%	47.5%	47.7%	45.2%
Probes	65.8%	58.9%	63.0%	58.3%
Overall	55.6%	51.5%	54.7%	49.9%

Systems

The decrease in Systems gross margins in the three-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to sales mix, as sales of our thermal sub-systems, which have higher average gross margins, represented a lower percentage of System sales. In the six-month period ended June 30, 2015 compared to the same period of 2014, these factors were offset by decreased manufacturing overhead costs and changes in foreign currency exchange rates, resulting in an increase to gross margins for the period.

Probes

The increases in Probes gross margins in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to increased unit sales, which increased factory utilization and decreased unabsorbed period expenses.

Overall

The overall increases in gross margins in the three and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily attributable to shifts in mix to a greater percentage of our revenue being derived from our Probes segment, as well as to the individual segment items discussed above.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Research and development	$4,188	$3,428	$760	22.2%

	Six Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Research and development	$7,864	$6,669	$1,195	17.9%

The increases in research and development in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to:

•	increases of $0.3 million and $0.3 million, respectively, in salaries and benefits; and

•	increases of $0.4 million and $0.8 million, respectively, in project-related expenses.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Selling, general and administrative	$11,795	$10,630	$1,165	11.0%

	Six Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Selling, general and administrative	$22,342	$21,060	$1,282	6.1%

The increases in SG&A in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily due to:

•	$0.6 million and $0.9 million increases, respectively, in salaries and benefits; and

•	$0.3 million increases in each period, in accounting and consulting fees; and

•	$0.2 million decreases in each period, in acquisition and restructuring related credits primarily as a result of a $0.5 million credit for a decrease in the value of acquisition-related contingent consideration being partially offset by $0.2 million of restructuring costs in the second quarter of 2014;

•	$0.4 million and $0.2 million increases, respectively, in selling expenses; partially offset by

•	a $0.2 million and no decrease, respectively, in stock-based compensation; and

•	$0.1 million and $0.3 million decreases, respectively, in amortization expense.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income (expense), net	$8	$7	$(6)	$9
Foreign currency gains (losses)	885	(114)	(1,293)	(96)
Gains (losses) on foreign currency forward contracts	(821)	60	1,590	7
Other	1	(2)	(1)	(36)

	$73	$(49)	$290	$(116)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest expense in the first six months of 2015 represents interest paid related to a tax audit in Germany.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax provision	$1,316	$1,051	$2,159	$1,994
Income tax provision as a percentage of income before income taxes	32.0%	36.5%	30.3%	36.8%

Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves. The first six months of 2015 includes a $0.2 million discrete tax benefit resulting from the favorable resolution of a tax audit in Germany. This tax benefit represents approximately 3.7% and 2.2%, respectively, of income before income taxes in the three- and six-month periods ended June 30, 2015.

Our income tax expense in the three and six-months periods ended June 30, 2015 and 2014 primarily related to estimated tax expense on income in the U.S. and foreign tax jurisdictions.

Our effective tax rate may differ from the U.S. federal statutory rate primarily as a result of the effects of state and foreign income taxes and may be affected by changes in statutory tax rates and laws in the U.S. and foreign jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The effective tax rate in the first six months of 2014 does not include any benefit from research and experimentation tax credits since legislation related to such credits expired and was not renewed until the fourth quarter of 2014.

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

As of June 30, 2015, the net deferred tax assets on our Condensed Consolidated Balance Sheets totaled $4.5 million, and related primarily to tax credits and other temporary differences.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates.

Net cash provided by operating activities in the first six months of 2015 was $9.0 million and primarily consisted of our net income of $5.0 million, and non-cash charges of $3.7 million, as adjusted for changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $3.2 million to $23.9 million at June 30, 2015, compared to $20.8 million at December 31, 2014, primarily due to the timing of shipments and customer payments.

Inventories decreased by $0.4 million to $24.2 million at June 30, 2015, compared to $24.6 million at December 31, 2014. The decrease in inventory was primarily related to inventory charges of $0.5 million in 2015 for excess and obsolete inventory, partially offset by changes in foreign currency exchange rates. If our actual results are significantly different than our current expectations for 2015, we may incur additional charges to write down inventory in future periods.

Prepaid expenses and other decreased by $0.7 million to $3.8 million at June 30, 2015, compared to $4.5 million at December 31, 2014, primarily due to a decrease in unrealized gains on foreign currency exchange contracts, partially offset by an increase in deposits for capital equipment purchases.

Accounts payable increased by $0.7 million to $8.2 million at June 30, 2015, compared to $7.5 million at December 31, 2014, primarily due to the timing of payments to vendors.

Accrued liabilities increased by $0.7 million to $10.2 million at June 30, 2015, compared to $9.5 million at December 31, 2014, primarily due to a $1.2 million increase in accrued compensation and benefits, a $1.1 million increase in unrealized losses on foreign currency exchange contracts, and a $0.4 million increase in accrued sales taxes and VAT, partially offset by a $1.0 million decrease in accrued restructuring costs and a $1.0 million decrease in accrued income taxes.

Long-term and short-term deferred revenue increased by $0.3 million to $2.7 million at June 30, 2015, compared to $2.4 million at December 31, 2014, primarily due to the timing of customer deposits on product orders.

Fixed asset purchases of $2.8 million in the first six months of 2015 primarily related to production-related equipment, and research and development tools. We anticipate that cash used for fixed asset purchases for all of 2015 will be between $8 million and $9 million, depending on the timing of payments to vendors.

In November 2012, our Board of Directors authorized a stock repurchase program under which up to $2.0 million of our common stock could be repurchased from time to time in the open market or in privately negotiated transactions. In May 2014, our Board of Directors authorized an increase to the stock repurchase program of an additional $2.0 million. We did not repurchase any shares during the first six months of 2015. As of June 30, 2015, $2.5 million remained available for stock repurchases under the program. The repurchase program does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC expires on March 5, 2018 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On June 30, 2015, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing Cash and cash equivalents, Short-term marketable securities and Restricted cash, which totaled $45.9 million at June 30, 2015. In addition, we currently have $10 million available under the LOC as discussed above..

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

Recent Accounting Guidance

See Note 13 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of June 30, 2015 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and beyond
Operating leases	$9,974	$1,867	$4,511	$3,021	$575
Purchase order commitments(1)	5,189	5,077	112	—	—
Forward contracts	21,767	21,767	—	—	—
Additional consideration related to our acquisition of ATT Systems	421	421	—	—	—

	$37,351	$29,132	$4,623	$3,021	$575

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Item 5.	Other Information

Our amended Cascade Microtech, Inc. 2010 Stock Incentive Plan became effective upon its approval by the our shareholders at our Annual Meeting of Shareholders held on May 8, 2015. The Board of Directors had amended the 2010 Stock Incentive Plan, upon recommendation of its Management Development and Compensation Committee and subject to shareholder approval, to increase the number of shares of our common stock reserved for issuance under the 2010 Stock Incentive Plan by 800,000 shares (from 2,869,600 shares to 3,669,600 shares). This amendment was the sole amendment included in the amended 2010 Stock Incentive Plan.

The following is a brief description of the terms and conditions of the amended 2010 Stock Incentive Plan. The following description does not purport to be complete and is qualified in its entirety by reference to the full text of the amended 2010 Stock Incentive Plan, a copy of which was attached as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 6, 2015, and is incorporated by reference. In addition, our Definitive Proxy Statement includes a more detailed summary of the amended 2010 Stock Incentive Plan on pages 13-19, which description is also incorporated by reference.

The purpose of the amended 2010 Stock Incentive Plan is to benefit and advance our interests by authorizing awards to employees, officers and directors as an additional incentive for them to make contributions to our financial success. The amended 2010 Stock Incentive Plan will terminate on March 24, 2020, unless terminated earlier by the Board of Directors or the Management Development and Compensation Committee.

Shares may be issued under the amended 2010 Stock Incentive Plan pursuant to awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units and unrestricted stock awards. The Management Development and Compensation Committee administers the amended 2010 Stock Incentive Plan, which includes determining the types and amounts of awards, and to whom awards will be granted. The Management Development and Compensation Committee may also grant awards under the amended 2010 Stock Incentive Plan that are subject to the attainment of performance goals relating to one or a combination of business criteria for purposes of qualifying the awards under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

10.1	Cascade Microtech, Inc. 2010 Stock Incentive Plan, as amended, effective as of May 8, 2015. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on May 6, 2015.

10.2	Amendment No. 1 to Amended Executive Employment Agreement between Cascade Microtech, Inc. and Michael D. Burger, effective April 21, 2015.

10.3	Amendment to Credit Agreement, dated March 5, 2015, between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2015		CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)