Form 10-Q
period 2015-09-30
CASCADE MICROTECH INC
filed 2015-11-05
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock outstanding as of October 30, 2015 was 15,855,869.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$30,131	$38,107
Short-term marketable securities	10,988	1,626
Restricted cash	4	61
Accounts receivable, net of allowances of $260 and $208	25,560	20,763
Inventories	25,123	24,642
Prepaid expenses and other	4,289	4,454
Deferred income taxes	3,018	3,027

Total Current Assets	99,113	92,680

Fixed assets, net of accumulated depreciation of $30,285 and $28,407	10,065	8,100
Goodwill	11,898	12,823
Purchased intangible assets, net of accumulated amortization of $6,922 and $5,324	9,960	12,572
Deferred income taxes	1,467	1,262
Other assets	724	944

Total Assets	$133,227	$128,381

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,659	$7,505
Deferred revenue	2,025	2,070
Accrued liabilities	8,480	9,505

Total Current Liabilities	19,164	19,080

Deferred revenue	393	329
Other long-term liabilities	1,583	1,511

Total Liabilities	21,140	20,920

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 16,359 and 16,466	164	165
Additional paid-in capital	109,468	111,480
Accumulated other comprehensive loss	(4,677)	(3,127)
Retained earnings (accumulated deficit)	7,132	(1,057)

Total Shareholders’ Equity	112,087	107,461

Total Liabilities and Shareholders’ Equity	$133,227	$128,381

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$35,781	$32,749	$103,567	$99,429
Cost of sales	15,511	15,229	46,252	48,650

Gross profit	20,270	17,520	57,315	50,779

Operating expenses:
Research and development	4,344	3,554	12,208	10,223
Selling, general and administrative	11,414	10,352	33,756	31,412

	15,758	13,906	45,964	41,635

Income from operations	4,512	3,614	11,351	9,144

Other income (expense):
Interest income, net	14	16	8	25
Other, net	(19)	(235)	277	(360)

Total other income (expense), net	(5)	(219)	285	(335)

Income before income taxes	4,507	3,395	11,636	8,809
Income tax expense	1,288	1,188	3,447	3,182

Net income	3,219	2,207	8,189	5,627

Basic net income per share	$0.19	$0.13	$0.49	$0.35

Diluted net income per share	$0.19	$0.13	$0.48	$0.34

Shares used in per share calculations:
Basic	16,529	16,357	16,549	16,286

Diluted	17,112	16,851	17,135	16,775

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,219	$2,207	$8,189	$5,627
Unrealized holding gains (losses)	—	—	1	(3)
Change in cumulative translation adjustment	33	(2,042)	(1,551)	(2,138)

	33	(2,042)	(1,550)	(2,141)

Comprehensive income	$3,252	$165	$6,639	$3,486

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,189	$5,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,257	2,452
Amortization of intangibles	1,876	2,317
Stock-based compensation	2,009	1,918
Loss on write-down or disposal of long-lived assets	1	45
Deferred income taxes	—	(21)
Excess tax benefits related to stock option exercises	(292)	—
(Increase) decrease, net of the effect of acquisition, in:
Accounts receivable, net	(4,937)	3,919
Inventories	10	(2,160)
Prepaid expenses and other	508	(1,370)
Increase (decrease), net of effect of acquisition, in:
Accounts payable	778	(598)
Deferred revenue	19	(473)
Accrued and other long-term liabilities	(1,102)	2,088

Net cash provided by operating activities	9,316	13,744

Cash flows from investing activities:
Purchase of marketable securities	(15,369)	(2,127)
Proceeds from sale of marketable securities	6,008	4,699
Purchase of fixed assets	(3,753)	(3,123)
Proceeds from sales of fixed assets	1	34
Decrease in restricted cash	51	1,037
Cash paid for acquisitions, net of cash acquired	—	(654)

Net cash used in investing activities	(13,062)	(134)

Cash flows from financing activities:
Withholding taxes paid on net settlement of vested restricted stock units	(501)	(534)
Excess tax benefits related to stock option exercises	292	—
Proceeds from issuances of common stock	893	1,392
Cash paid for repurchase of common stock	(4,257)	(1,033)

Net cash used in financing activities	(3,573)	(175)

Effect of exchange rate changes on cash and cash equivalents	(657)	(890)

Increase (decrease) in cash and cash equivalents	(7,976)	12,545

Cash and cash equivalents:
Beginning of period	38,107	17,172

End of period	$30,131	$29,717

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3,520	$913
Supplemental disclosure of non-cash information:
Fixed asset purchases included in accounts payable	$558	$—
Common stock repurchases included in accrued liabilities	434	—
Transfer to inventory from fixed assets	—	213

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

Inventory charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Inventory charges	$18	$694	$483	$1,493

Inventories consisted of the following (in thousands):

	September 30, 2015	December 31 2014
Raw materials	$16,119	$14,120
Work-in-process	3,114	3,809
Finished goods	5,890	6,713

	$25,123	$24,642

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares used to calculate basic net income per share	16,529	16,357	16,549	16,286
Dilutive effect of outstanding options and restricted stock units (“RSUs”)	583	494	586	489

Shares used to calculate diluted net income per share	17,112	16,851	17,135	16,775

Securities not included as they would have been antidilutive	861	978	858	984

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

Product warranty activity was as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Warranty accrual, beginning of period	$797	$745
Reductions for warranty charges	(630)	(616)
Additions to warranty reserve	683	690

Warranty accrual, end of period	$850	$819

Note 5. Goodwill and Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance, beginning of period	$12,823	$14,471
Effect of exchange rate changes	(925)	(1,648)

Balance, end of period	$11,898	$12,823

Intangible Assets

Intangible assets, net included the following (in thousands):

	September 30,	December 31,
	2015	2014
Purchased Intangible Assets
Customer relationships	$4,092	$4,323
Core technology	11,781	12,481
Trademarks and tradenames	1,009	1,092

	16,882	17,896
Less accumulated amortization	(6,922)	(5,324)

	$9,960	$12,572

Patents
Patents	$4,632	$4,632
Less accumulated amortization	(4,632)	(4,540)

	$—	$92

Intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Intangible amortization	$593	$752	$1,876	$2,317

The estimated amortization of intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2015	$596
2016	2,186
2017	2,167
2018	2,090
2019	1,626
Thereafter	1,295

$9,960

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued compensation and benefits	$3,551	$3,606
Unrealized loss on forward contracts	303	—
Accrued sales taxes and VAT	1,043	276
Accrued income taxes	800	1,628
Accrued warranty	850	797
Payable to seller related to our acquisition of ATT Advanced Temperature Test Systems GmbH (“ATT Systems”)	421	456
Accrued restructuring costs	413	1,959
Other	1,099	783

	$8,480	$9,505

Note 7. Stock-Based Compensation and Stock-Based Plans

In May 2015, our shareholders approved an increase of 800,000 shares in the number of shares approved for issuance pursuant to our 2010 Stock Incentive Plan (as amended, the “2010 Plan”) to a total of 3,669,600 shares. As of September 30, 2015, a total of 1,464,634 shares remained available for future issuance pursuant to the 2010 Plan.

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$47	$70	$108	$190
Research and development	108	88	255	228
Selling, general and administrative	650	490	1,646	1,500

	$805	$648	$2,009	$1,918

Stock Incentive Plans

Stock option activity for the first nine months of 2015 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	916,779	$6.10
Granted	82,300	14.34
Exercised	(72,381)	7.62
Forfeited	(100)	14.38

Outstanding at September 30, 2015	926,598	6.71

RSU activity for the first nine months of 2015 was as follows:

	RSUs	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2014	395,724	$8.83
Granted – time-based	214,454	14.86
Granted – performance-based	49,000	14.34
Vested	(125,795)	9.03
Forfeited	(16,186)	7.91

Outstanding at September 30, 2015	517,197	11.84

The performance-based RSUs will vest if new product revenue as a percentage of total revenue meets a certain target for the second half of 2017. If the target is met, the performance-based RSUs will be earned and vested in the first quarter of 2018 at between 50% and 100% of the total granted based upon the target achievement level. Stock-based compensation expense is recognized over the vesting period based on our determination of the probability of the awards being earned. As of September 30, 2015, we determined that the target was not probable of achievement, and accordingly, no expense was recognized.

As of September 30, 2015, total unrecognized stock-based compensation related to outstanding, but unvested, options and RSUs was $5.8 million, which will be recognized over the weighted average remaining vesting period of 2.3 years.

Employee Stock Purchase Plan

During the first nine months of 2015, we issued 36,542 shares of our common stock pursuant to our 2013 Employee Share Purchase Plan (the “2013 ESPP”) at a price of $9.13 per share, which represented a discount of $4.13 per share from the fair value of our common stock on the date of issuance. As of September 30, 2015, a total of 892,943 shares remained available for issuance pursuant to the 2013 ESPP.

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

Certain financial information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended September 30, 2015
Revenue	$19,146	$16,635	$—	$35,781
Gross profit	$9,633	$10,637	$—	$20,270
Gross margin	50.3%	63.9%	—	56.7%
Income (loss) from operations	$1,952	$6,452	$(3,892)	$4,512

Three Months Ended September 30, 2014
Revenue	$18,687	$14,062	$—	$32,749
Gross profit	$8,162	$9,358	$—	$17,520
Gross margin	43.7%	66.5%	—	53.5%
Income (loss) from operations (1)	$556	$6,459	$(3,401)	$3,614

	Systems	Probes	Corporate Unallocated	Total
Nine Months Ended September 30, 2015
Revenue	$56,161	$47,406	$—	$103,567
Gross profit	$27,296	$30,019	$—	$57,315
Gross margin	48.6%	63.3%	—	55.3%
Income (loss) from operations	$4,779	$18,320	$(11,748)	$11,351

Nine Months Ended September 30, 2014
Revenue	$61,489	$37,940	$—	$99,429
Gross profit	$27,499	$23,280	$—	$50,779
Gross margin	44.7%	61.4%	—	51.1%
Income (loss) from operations (1)	$4,924	$14,785	$(10,565)	$9,144

(1)	Amortization expense of $0.7 million and $2.2 million for the three and nine-month periods ended September 30, 2014, respectively, was reclassified from Corporate Unallocated to Systems to conform with the current period presentation.

No customer accounted for 10% or greater of our total revenue in the three-month periods ended September 30, 2015 and 2014, or in the nine-month periods ended September 30, 2015 and 2014.

Note 9. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate equities	$4	Level 1	$6	Level 1
Marketable securities – corporate obligations	$6,694	Level 2	$1,620	Level 2
Marketable securities – U.S. treasury securities	$4,290	Level 2	$—	Level 2
Forward sale contracts for Japanese yen	$(10)	Level 2	$131	Level 2
Forward purchase contract for euro	$(4)	Level 2	$(40)	Level 2
Forward sale contract for euro	$(287)	Level 2	$929	Level 2

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

No changes were made to our valuation techniques during the first nine months of 2015.

Note 10. Stock Repurchases

In August 2015, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $15.0 million of our common stock. This plan replaces, in its entirety, the November 2012 stock repurchase program, which had approximately $2.5 million of repurchase authority remaining. We did not repurchase any shares during the first six months of 2015. During the third quarter of 2015, we repurchased a total of 336,429 shares at a weighted-average price of $13.94 per share, for a total purchase price of $4.7 million. As of September 30, 2015, $10.3 million remained available for stock repurchases under the program authorized in August 2015, which does not have an expiration date.

See Note 14 for a discussion of shares repurchased in October 2015.

Note 11. Restructuring Accrual

Restructuring charges for the first nine months of 2015 relate to the consolidation of certain manufacturing, research and development operations, and the reorganization of business operations and the sales channel in Europe.

Restructuring charges for the first nine months of 2014 related to adjustments to our lease abandonment reserve.

Restructuring charges were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$—	$—	$243	$—
Research and development	—	—	19	—
Selling, general and administrative	—	(191)	—	58

	$—	$(191)	$262	$58

The following tables summarize the charges, expenditures, write-offs and adjustments related to our restructuring accruals (in thousands):

Nine Months Ended September 30, 2015	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Termination and severance related	$308	$112	$(420)	$—	$—
Factory transition	—	150	(150)	—	—
Lease abandonment	1,651	—	(1,238)	—	413

	$1,959	$262	$(1,808)	$—	$413

Nine Months Ended September 30, 2014	Beginning Accrued Liability	Charged to Expense, Net	Expenditures	Write-Offs and Adjustments	Ending Accrued Liability
Lease abandonment	$2,129	$58	$(873)	$—	$1,314

We expect to pay all accrued restructuring costs by the end of 2015.

Note 12. Line of Credit Amendment

In March 2015, we amended our $10.0 million line of credit agreement with JPMorgan Chase Bank, N.A. to extend the maturity date of our line of credit facility to March 5, 2018. All other terms remain the same. We did not have any amounts outstanding under the line of credit facility at September 30, 2015.

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

Note 14. Subsequent Events

On October 1, 2015, we paid the remaining $0.4 million of the deferred purchase price related to our acquisition of ATT Systems. Following this payment, we do not owe any additional amounts related to this acquisition.

During October 2015, we repurchased 514,300 shares of our common stock pursuant to our August 2015 stock repurchase program for an average price of $14.55 per share, or a total of $7.5 million. Following these repurchases, $2.8 million remained available for future repurchases under the program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: our future financial position and results of operations, including the estimated revenue for the fourth quarter of 2015; the future impact of any off-balance sheet arrangements; our estimated costs to repair or replace products under warranty; our estimated amortization of intangible assets; our strategies and intentions and potential sources of funds regarding any acquisitions; potential future inventory charges; our accounting and tax policies and the impact of adopting accounting guidance on our financial position, results of operations or cash flows; the anticipated cash required for our fixed asset purchases for 2015; seasonality of our revenues and expected increases in revenue in the last month of each quarter; our ability to meet our cash requirements for the next 12 months and for the foreseeable future and the sources we anticipate using to meet these cash requirements. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments, customer orders and capital expenditures; constraints on availability of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; and other risks included in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 12, 2015.

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

we acquired our reliability test products in July 2013 from Aetrium Incorporated. The 1164 Reliability Test System is a modular and scalable test platform that can be used in a wide range of reliability test applications, including Electro Migration (“EM”), Stress Migration (“SM”), Time Dependent Dielectric Breakdown (“TDDB”), Stress Induced Leakage Current (“SILC”) and Bias Temperature Instability (“BTI”). In addition to the 1164 Reliability Test System, we also offer the Symphony Wafer Level Reliability (“WLR”) Test System which, when combined with either an automated or semi-automated probe station, and our Conductor software, provides users with the necessary tools for automated and unattended WRL testing to shorten product development cycles and enhance product quality.

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

Overview

Revenue and gross margin in the first nine months of 2015 increased to $103.6 million and 55.3%, respectively, compared to $99.4 million and 51.1%, respectively, in the first nine months of 2014, reflecting increased sales in the Probes segment and increased gross margins in both the Systems and Probes segments. Net income was $8.2 million in the first nine months of 2015 compared to $5.6 million in the first nine months of 2014.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $37 million to $40 million for the fourth quarter of 2015.

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

Results of Continuing Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.3	46.5	44.7	48.9

Gross profit	56.7	53.5	55.3	51.1
Operating expenses:
Research and development	12.1	10.9	11.8	10.3
Selling, general and administrative	31.9	31.6	32.6	31.6

Total operating expenses	44.0	42.5	44.4	41.9

Income from operations	12.6	11.0	11.0	9.2
Other income (expense), net	—	(0.7)	0.3	(0.3)

Income before income taxes	12.6	10.4	11.2	8.9
Income tax expense	3.6	3.6	3.3	3.2

Net income	9.0%	6.7%	7.9%	5.7%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended September 30, 2015
Revenue	$19,146	$16,635	$—	$35,781
Gross profit	$9,633	$10,637	$—	$20,270
Gross margin	50.3%	63.9%	—	56.7%
Income (loss) from operations	$1,952	$6,452	$(3,892)	$4,512

Three Months Ended September 30, 2014
Revenue	$18,687	$14,062	$—	$32,749
Gross profit	$8,162	$9,358	$—	$17,520
Gross margin	43.7%	66.5%	—	53.5%
Income (loss) from operations (1)	$556	$6,459	$(3,401)	$3,614

	Systems	Probes	Corporate Unallocated	Total
Nine Months Ended September 30, 2015
Revenue	$56,161	$47,406	$—	$103,567
Gross profit	$27,296	$30,019	$—	$57,315
Gross margin	48.6%	63.3%	—	55.3%
Income (loss) from operations	$4,779	$18,320	$(11,748)	$11,351

Nine Months Ended September 30, 2014
Revenue	$61,489	$37,940	$—	$99,429
Gross profit	$27,499	$23,280	$—	$50,779
Gross margin	44.7%	61.4%	—	51.1%
Income (loss) from operations (1)	$4,924	$14,785	$(10,565)	$9,144

(1)	Amortization expense of $0.7 million and $2.2 million for the three and nine-month periods ended September 30, 2014, respectively, was reclassified from Corporate Unallocated to Systems to conform with the current period presentation.

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Revenue	2015	2014	Change	% Change
Systems	$19,146	$18,687	$459	2.5%
Probes	16,635	14,062	2,573	18.3%

Total	$35,781	$32,749	$3,032	9.3%

	Nine Months Ended Sept. 30,		Dollar
Revenue	2015	2014	Change	% Change
Systems	$56,161	$61,489	$(5,328)	(8.7)%
Probes	47,406	37,940	9,466	24.9%

Total	$103,567	$99,429	$4,138	4.2%

Systems

The increase in Systems revenue in the three-month period ended September 30, 2015 compared to the same period of 2014 was primarily related to an increase in service revenue.

The decrease in Systems revenue in the nine-month period ended September 30, 2015 compared to the same period of 2014 was primarily related to a decrease in unit sales of probe stations and thermal sub-systems, as well as changes in foreign currency exchange rates, partially offset by an increase in service revenue.

Probes

The increases in Probes revenue in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily the result of increases in unit sales of production probe cards driven by increased demand in the radio frequency (RF) and parametric markets.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
Cost of Sales	2015	2014	Change	% Change
Systems	$9,513	$10,525	$(1,012)	(9.6)%
Probes	5,998	4,704	1,294	27.5%

Total	$15,511	$15,229	$282	1.9%

	Nine Months Ended Sept. 30,		Dollar
Cost of Sales	2015	2014	Change	% Change
Systems	$28,865	$33,990	$(5,125)	(15.1)%
Probes	17,387	14,660	2,727	18.6%

Total	$46,252	$48,650	$(2,398)	(4.9)%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Margins	2015	2014	2015	2014
Systems	50.3%	43.7%	48.6%	44.7%
Probes	63.9%	66.5%	63.3%	61.4%
Overall	56.7%	53.5%	55.3%	51.1%

Systems

The increases in Systems gross margins in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to changes in sales mix as discussed above, decreased inventory reserve charges and other manufacturing overhead costs, and changes in foreign currency exchange rates.

Probes

The decrease in Probes gross margin in the three-month period ended September 30, 2015 compared to the same period of 2014 was primarily due to an increase in manufacturing overhead costs.

The increase in Probes gross margins in the nine-month period ended September 30, 2015 compared to the same period of 2014 was primarily due to increased unit sales, which increased factory utilization and decreased unabsorbed period expenses.

Overall

The overall increases in gross margins in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily attributable to shifts in mix to a greater percentage of our revenue being derived from our Probes segment, as well as to the individual segment items discussed above.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2015	2014	Change	% Change
Research and development	$4,344	$3,554	$790	22.2%
As a percentage of revenue	12.1%	10.9%

	Nine Months Ended Sept. 30,		Dollar
	2015	2014	Change	% Change
Research and development	$12,208	$10,223	$1,985	19.4%
As a percentage of revenue	11.8%	10.3%

The increases in research and development in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to:

•	increases of $0.5 million and $1.2 million, respectively, in salaries and benefits; and

•	increases of $0.3 million and $0.6 million, respectively, in project-related expenses.

The increases in the 2015 periods compared to the 2014 periods as a percentage of revenue were primarily due to increased investment in new product development.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar
	2015	2014	Change	% Change
Selling, general and administrative	$11,414	$10,352	$1,062	10.3%
As a percentage of revenue	31.9%	31.6%

	Nine Months Ended Sept. 30,		Dollar
	2015	2014	Change	% Change
Selling, general and administrative	$33,756	$31,412	$2,344	7.5%
As a percentage of revenue	32.6%	31.6%

The increases in SG&A in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to:

•	increases of $0.3 million and $1.2 million, respectively, in salaries and benefits;

•	increases of $0.3 million and $0.8 million, respectively, in selling expenses;

•	an increase of $0.4 million in the nine-month period in professional service fees;

•	increases of $0.2 million and $0.1 million, respectively, in travel, meals and entertainment expenses;

•	increases of $0.2 million and $0.1 million, respectively, in event fees;

•	increases of $0.2 million and $0.1 million, respectively, in stock-based compensation; partially offset by

•	decreases of $0.2 million and $0.4 million, respectively, in amortization expense.

The increases in the 2015 periods compared to the 2014 periods as a percentage of revenue were primarily due to increased investment in the sales and marketing organizations.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income, net	$14	$16	$8	$25
Foreign currency gains (losses)	51	(2,248)	(1,242)	(2,344)
Gains (losses) on foreign currency forward contracts	(84)	2,013	1,506	2,020
Other	14	—	13	(36)

	$(5)	$(219)	$285	$(335)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest expense in the first nine months of 2015 represents interest paid related to a tax audit in Germany.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies. Foreign currency exchange rates were more consistent in the three-month period ended September 30, 2015 compared to the comparable period of 2014, which resulted in decreased gains and losses from foreign currency and foreign currency forward contracts.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax provision	$1,288	$1,188	$3,447	$3,182
Income tax provision as a percentage of income before income taxes	28.6%	35.0%	29.6%	36.1%

Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves. The first nine months of 2015 includes a $0.2 million discrete tax benefit resulting from the favorable resolution of a tax audit in Germany, and a $0.2 million discrete tax benefit for a change in estimate related to 2014 research and development tax credits. These tax benefits represents approximately 3.1% of income before income taxes in the nine-month period ended September 30, 2015.

Our income tax expense in the three- and nine-month periods ended September 30, 2015 and 2014 primarily related to estimated tax expense on income in the U.S. and foreign tax jurisdictions.

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

As of September 30, 2015, the net deferred tax assets on our Condensed Consolidated Balance Sheets totaled $4.5 million, and related primarily to tax credits and other temporary differences.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates.

Net cash provided by operating activities in the first nine months of 2015 was $9.3 million and primarily consisted of our net income of $8.2 million, and non-cash charges of $5.9 million, as adjusted for changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $4.8 million to $25.6 million at September 30, 2015, compared to $20.8 million at December 31, 2014, primarily due to the timing of shipments and customer payments.

Inventories increased by $0.5 million to $25.1 million at September 30, 2015, compared to $24.6 million at December 31, 2014. The increase in inventory was primarily related to an increase in anticipated sales in the fourth quarter of 2015, offset by inventory charges of $0.5 million in 2015 for excess and obsolete inventory. If our actual results are significantly different than our current expectations for 2015, we may incur additional charges to write down inventory in future periods.

Prepaid expenses and other decreased by $0.2 million to $4.3 million at September 30, 2015, compared to $4.5 million at December 31, 2014, primarily due to a decrease in unrealized gains on foreign currency exchange contracts, partially offset by an increase in deposits for capital equipment purchases.

Accounts payable increased by $1.2 million to $8.7 million at September 30, 2015, compared to $7.5 million at December 31, 2014, primarily due to increased inventory purchases and the timing of payments to vendors.

Accrued liabilities decreased by $1.0 million to $8.5 million at September 30, 2015, compared to $9.5 million at December 31, 2014, primarily due to a $1.5 million decrease in accrued restructuring costs and a $0.8 million decrease in accrued income taxes, partially offset by a $0.8 million increase in accrued sales taxes and VAT, and a $0.3 million increase in unrealized losses on foreign currency exchange contracts.

Cash used for fixed asset purchases of $3.8 million in the first nine months of 2015 primarily related to production-related equipment, and research and development tools. At September 30, 2015, we also had $0.6 million of fixed assets purchases in accounts payable. We anticipate that cash used for fixed asset purchases for all of 2015 will be between $6 million and $8 million, depending on the timing of payments to vendors.

In August 2015, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $15.0 million of our common stock could be repurchased. This plan replaces, in its entirety, the November 2012 stock repurchase program, which had approximately $2.5 million of repurchase authority remaining. We did not repurchase any shares during the first six months of 2015. During the third quarter of 2015, we repurchased a total of 336,429 shares at a weighted-average price of $13.94 per share, for a total purchase price of $4.7 million. In addition, in October 2015, we repurchased a total of 514,300 shares at an average price of $14.55 per share, or a total of $7.5 million. Following the October repurchases, $2.8 million remained available for stock repurchases under the program authorized in August 2015, which does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. In March 2015, we amended the line of credit agreement to extend the maturity date of the LOC to March 5, 2018. The LOC contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On September 30, 2015, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing Cash and cash equivalents, Short-term marketable securities and Restricted cash, which totaled $41.1 million at September 30, 2015. In addition, we currently have $10 million available under the LOC as discussed above.

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

Recent Accounting Guidance

See Note 13 of Notes to Condensed Consolidated Financial Statements.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of September 30, 2015 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and beyond
Operating leases	$9,598	$941	$4,725	$3,278	$654
Purchase order commitments(1)	7,218	6,414	804	—	—
Additional consideration related to our acquisition of ATT Systems	421	421	—	—	—

	$17,237	$7,776	$5,529	$3,278	$654

(1)	Purchase order commitments primarily represent open orders for inventory.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the third quarter of 2015:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum dollar amount that may yet be purchased under the plan (in thousands)
July 1 to July 31	—	$—	—	$2,541
August 1 to August 31	274,728	14.02	274,728	11,148
September 1 to September 30	61,701	13.61	61,701	10,309

Total	336,429	13.94	336,429	10,309

(1)	In August 2015, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $15.0 million of our common stock. This plan replaces, in its entirety, the November 2012 stock repurchase program, which had approximately $2.5 million of repurchase authority remaining. We did not repurchase any shares during the first six months of 2015. During the third quarter of 2015, we repurchased a total of 336,429 shares at a weighted-average price of $13.94 per share, for a total purchase price of $4.7 million. In addition, in October 2015, we repurchased a total of 514,300 shares at an average price of $14.55 per share, or a total of $7.5 million. Following the October repurchases, $2.8 million remained available for stock repurchases under the program authorized in August 2015, which does not have an expiration date.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2015		CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)