Form 10-K
period 2015-12-31
CASCADE MICROTECH INC
filed 2016-03-07
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $207,944,023 computed by reference to the last sales price ($15.23) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2015).

The number of shares outstanding of the registrant’s common stock as of March 1, 2016 was 15,911,672 shares.

Documents Incorporated by Reference

The information required by Part III will either be incorporated by reference from the registrant’s definitive Proxy Statement for the 2016 Annual Shareholders’ Meeting or provided in an amendment to this Form 10-K.

CASCADE MICROTECH, INC.

2015 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Company Profile

Our mission is to enable the most challenging measurements required by the semiconductor community. We design, develop, manufacture and market advanced wafer probing, thermal and reliability solutions for the electrical measurement and testing of high performance semiconductor devices. Our products enable precision on-wafer measurement of integrated circuits and are often used in the early phases of the development of semiconductor processes where the accuracy and repeatability of measurements is critical to achieving yield from advanced process nodes. Many of our products are also used in production applications to test semiconductor devices prior to completion of the manufacturing process. We design, manufacture and assemble most of our products in Beaverton, Oregon, Munich, Germany, and Dresden, Germany and maintain global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

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

Industry Background

Mobile electronics, including cell phones, tablet devices and laptops, are the prevalent consumers of semiconductor devices and the demands of these portable/mobile devices in terms of reliability and performance have increased over the past decade to drive overall growth in semiconductor sales and development. However, according to Gartner, Inc. (“Gartner”), a leading industry research firm, total worldwide sales of semiconductors declined in 2015 due in part to the strength of the U.S. dollar and weakened demand in certain areas such as memory. Gartner estimates that worldwide semiconductor revenue totaled $334 billion in 2015, a decrease of 1.9% compared to $340 billion in 2014. In addition, Gartner estimates that worldwide semiconductor capital spending declined 3.5% in 2015 to $62 billion compared to $65 billion in 2014, as leading semiconductor vendors are being cautious with respect to capital investment.

Despite recent declines in semiconductor revenue, we anticipate the following major trends in the semiconductor market over the next decade:

•	the continued drive to smaller geometries;

•	the drive for more advanced packaging technologies such as 3D/TSV (Through Silicon Via);

•	the need for higher bandwidth and increased content; and

•	the continued integration of the physical interfaces in the semiconductor device package.

We believe consumer demand for more data drives the semiconductor industry to increase device integration, which is largely associated with the move to smaller geometries and increased complexities, and increases the need to understand the reliability of new semiconductor devices. We believe this trend is the major driver of new device, process node, and semiconductor material development, and requires our customers to increase the testing of their products at the wafer level. The continued increase in wafer-level testing and the need for our customers to better understand how their products perform, increased demand for our products and supported our overall growth in 2015. We believe these trends have us well-positioned for continued growth in 2016 and beyond.

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

We sell our solutions to most segments of the semiconductor industry, including manufacturers of wireless and wired, communications, microprocessors and other logic and memory devices. A substantial portion of our revenue is generated from sales of our probe stations and analytical probes to research and development laboratories of semiconductor manufacturers, as well as to fabless semiconductor companies and academic institutions. As a result, we sell to a geographically diverse customer base, with more than 64% of our annual revenues in each of the last three years generated from customers outside of North America, primarily in Taiwan, Japan, Korea, China, Singapore, Germany, France, the United Kingdom and other countries in Asia and Europe.

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

Merger with FormFactor, Inc.

On February 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FormFactor, Inc., a Delaware corporation (“FormFactor”), and Cardinal Merger Subsidiary, Inc., an Oregon corporation and a wholly owned subsidiary of FormFactor (“Merger Sub”). The Merger Agreement provides for, among other things, the acquisition of us by FormFactor pursuant to the merger of Merger Sub with and into Cascade Microtech, Inc., with Cascade Microtech, Inc. continuing as the surviving corporation (the “Merger”). Our board of directors has, by unanimous vote, approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. A description of the Merger Agreement is included in our Current Report on Form 8-K filed with the SEC on February 9, 2016, and a copy of the Merger Agreement is attached as Exhibit 2.1 to that report, which report is incorporated herein by this reference.

Subject to the terms and conditions of the Merger Agreement, each outstanding share of our common stock will be converted into the right to receive (a) $16.00 in cash, without interest, and (b) 0.6534 shares of FormFactor common stock (which share component is subject to adjustment in certain circumstances described in the Merger Agreement).

The Merger Agreement contains certain termination rights, including, among others, the right of either party to terminate the Merger Agreement if the Merger does not occur by August 4, 2016, subject to extension in certain circumstances. We will be required to pay FormFactor a termination fee of $10.8 million upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement. FormFactor may be required to pay us a termination fee of $16.2 million if (i) the Merger Agreement is terminated by either party due to failure of certain closing conditions relating to obtaining antitrust approval and (ii) all other closing conditions are satisfied or waived.

Please read Item 1A Risk Factors - “Risks Relating to Our Proposed Merger” for some of the risks relating to our proposed transaction with FormFactor.

Products

We design, manufacture and sell multiple product lines, including probe stations, thermal subsystems, reliability test systems, analytical probes, production probe cards and various services and accessories. A probe station is typically used in conjunction with our analytical probes to test chips in wafer form, together forming a probing system. Thermal subsystems are an integral component of a probe station when testing at controlled ambient, hot, or cold temperatures is required. Analytical probes and production probe cards electrically connect test equipment to the devices under test and are sold as consumable test tooling, which are mounted into probe stations.

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

We offer probe stations for 300 mm, 200 mm and 150 mm or smaller wafer sizes. Probe stations are highly configurable depending upon the size and type of wafer, the particular characteristics of the device design that the customer is testing, the required measurements, the temperatures at which the device is tested and the test equipment that the customer is using. Our probe stations are available in manual, semi- and fully-automated configurations. Our flagship CM300 probe station combines the flexibility and accuracy of an analytical prober with the automation required to handle full cassettes of 300 mm wafers. Additionally, the CM300 offers full-range thermal control and is scalable from semi-automated up to fully-automated cluster configuration (two fully- automated probers served by a shared Front Opening Universal Pod (“FOUP”) for silicon wafers). The CM300 delivers new levels of capabilities to our traditional engineering market, allowing semiconductor design engineers to capture and analyze more data in a shorter amount of time.

Our integrated measurement systems build upon our probe stations to provide complete solutions for complex measurements. Each part of the integrated solution, including the test instrumentation, probe, cabling configuration, and software, is optimized and fine-tuned to work together, enabling fast, accurate, on-wafer data collection for complex application and measurement needs. We offer dedicated, pre-configured measurement systems for production testing, power device characterization, vacuum probing, cryogenic probing, high pressure probing, and a variety of other specific applications, which can be customized to the specific needs of the customer.

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

Thermal Subsystems. Our thermal subsystems are designed and produced by ATT Systems, a wholly-owned subsidiary based in Munich, Germany, which we acquired in October 2013 (the “ATT Acquisition). ATT Systems produces thermal chuck systems used in probe stations, as well as specific systems for testing electronic components, hybrids, PCBs or other assemblies at the test site. Designed for thermal and mechanical stability and precision, our thermal subsystems offer the following ranges of modular solutions that can be used in new installations, as well as upgrades to existing equipment:

•	A-Series: value-priced, air-cooled thermal chuck systems for a temperature range between -30°C and +400°C. The basic product offers an active-cooled chuck system without an external chiller for a temperature range between +25°C and +200°C at a lower price.

•	C-Series: air-cooled thermal chuck systems for applications where a wide temperature range between -60°C and +300°C is needed in a single system.

•	M-Series: designed for high power applications where a wide temperature range of between -65°C and +300°C is needed. Each system contains a high-performance liquid-cooling unit. The optional Dry Air Kit and the Dew Point Control, which are available for the major prober systems, enable moisture free testing at low temperatures.

•	P-Series: line of peltier-based thermal chuck systems for a temperature range between -65°C and +150°C where high temperature uniformity is required.

Reliability Test Systems. Our reliability test products are designed primarily in North St. Paul, Minnesota, and manufactured in Beaverton, Oregon. The 1164 Reliability Test System is a modular and scalable test platform that can be used in a wide range of reliability test applications, including Electro Migration (EM), Stress Migration (SM), Time Dependent Dielectric Breakdown (TDDB), Stress Induced Leakage Current (SILC), Hot Carrier Injection (HCI) and Bias Temperature Instability (BTI). Each system consists of up to 64 individual application modules, which can be run in parallel and autonomously from one another, each paired with our unique Notebook Oven. Software analyzes the data gathered by the test products to statistically estimate failure times. In addition to the 1164 Reliability Test System, we also offer the Symphony Wafer Level Reliability (“WLR”) Test System which, when combined with either an automated or semi-automated probe station, and our Conductor software, provides users with the necessary tools for automated and unattended WRL testing to shorten product development cycles and enhance product quality. Test modules are common to both the 1164 and Symphony systems.

We believe these products offer the best throughput and lowest overall cost-of-test of any comparable reliability testing solutions.

Production Probe Cards. A production probe card temporarily connects one or more die or integrated circuits (“ICs”) on a wafer under test to a high-volume production tester. Probe cards are customized for each new chip type and physically wear out during usage in production testing; thus, probe cards are a consumable. Depending upon the test environment, production probe cards can last between several hundred thousand and several million contact cycles. Production probe card sales are driven by the number of device designs, the number of times a device is tested, test parallelism, and device unit volumes.

Our Pyramid Probe® card product line offers high frequency performance and is commonly used in testing chips for wireless applications. Factors driving wireless and radio frequency (“RF”) device probing include the growth of wireless consumer devices, such as smartphones, tablets, wearables, and the IoT (Internet of Things). The use of advanced packaging drives the desire for testing these chips at the wafer level. Our Pyramid Probe cards have also received favorable acceptance in the parametric testing of wafers due in part to their ability to test devices with very tight pitch, or center-to-center distance, between the test pads on a device. Parametric testing, also known as Wafer Acceptance Testing (WAT), or Wafer Electrical Testing (WET), is used for process monitoring and development.

We believe our Pyramid Probe cards offer best-in-class measurement capabilities with low leakage, fast settling time, reduced cross-talk, low contact resistance, high signal integrity and the ability to probe small area (30um x 30um) pads.

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

Customers

Our products are used by semiconductor manufacturers, test subcontractors, research organizations and designers. Fabless semiconductor suppliers do not manufacture their own semiconductors but they purchase our analytical probes and probe stations for research and development. They also purchase, or direct their foundries to purchase, our Pyramid Probe cards to test wafers manufactured for them. We have built strong relationships with our customers through frequent interactions over the past 30 years. To foster stronger customer relationships, we conduct analyses for the needs of our customers’ new labs or products, host seminars on topics such as measurement techniques and make proactive service calls. This close interaction has helped us build what we believe is a consistently loyal customer base. More than 1,000 companies purchased our products in 2015.

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

In 2015, 2014 and 2013, no single customer accounted for 10% or more of our total revenues. Our top 10 customers accounted for approximately 43%, 34% and 33% of our total revenue in 2015, 2014 and 2013, respectively.

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

•	Precision On-Wafer Measurements. In 1993, we were first to commercialize a shielded probe station utilizing our patented MicroChamber technology that increased thermal measurement productivity by 10 times and current measurement resolutions by 1,000 times. Many of our engineering probe stations feature MicroChamber technology, which ensures a dark, electrically noise-free measurement environment to enable low-current measurements over a wide thermal range. Our engineering probe stations also incorporate our proprietary low-noise thermal chuck technologies that increase measurement integrity and reduce the time required to take precise measurements. In 2008, we introduced our Elite 300 probe station which improved low-current and low-voltage measurements. With our acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”) in 2010, we further enhanced our technology capabilities to enable precise measurements at cryogenic temperatures and at various pressure levels.

•	Microfabrication. Since 1990, we have shipped products that utilize our proprietary lithographic manufacturing processes for depositing, lithographic patterning, etching and plating probe structures on flexible substrates that are similar to the processes used in making chips. Our proprietary Pyramid technology has been under development since 1992 and continues to evolve and improve. We continue to develop this technology and introduce new probe card and analytical probe designs using these proprietary technologies. At the center of a Pyramid Probe card, tester connections converge on the chips under test through our unique, lithographically defined microscopic probe tips and electrical interconnection wiring. Our processing continues to mature and evolve, enabling faster delivery times, larger probe areas, smaller tip dimensions and interconnects, and a wider range of test temperatures. As chip elements continue to shrink, we expect to be able to scale and evolve our lithographic processes to continue to meet our customers’ requirements.

•	Thermal Chuck Systems for Wafer Test. In October 2013, we acquired ATT Systems, which is a leader in the manufacturing of advanced thermal systems used in the testing of semiconductor wafers. These systems are used in wafer probing for engineering test, characterization, and production. This precise control over a wide thermal range enables measurements and tests over extended operating conditions and is a key part of the value proposition for semiconductor wafer test. As geometries have scaled and adoption of new devices, such as FinFETs and 3D structures, increase, the test over temperature and reliability testing at an extended high temperature range is becoming ever more important. We expect this trend for increased thermal test to continue.

•	Reliability Test Instrumentation. In July 2013, we acquired certain assets of the Reliability Test Product (“RTP”) division of Aetrium Incorporated (the “RTP Acquisition”). RTP specializes in package and WLR solutions for wafer process technologies and strengthens our position as a worldwide leader in the design, development and manufacture of advanced wafer probing solutions for the electrical measurement and test of semiconductor integrated circuits.

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

We work closely with our customers to select the product or solution which best fits their application. Sales of our engineering test solutions require significant interaction with our customers’ engineering labs and knowledge of their product and process development schedules and systems, as well as the ability to provide on-site demonstrations. We also may assist our customers in the design requirements for their products to enhance testability. Sales of our production test solutions require significant interaction with customer production test managers, knowledge of their specific product details and hands-on support, particularly for new customers. Our production customers generally undertake an extensive evaluation of new probe and prober technology before adoption. Our sales managers are experienced sales professionals with in-depth technical training, customer knowledge and industry expertise. The technical sophistication of our products requires us to provide substantial training to our manufacturers’ representatives, distributors and sales staff. We devote considerable effort and resources to developing a highly trained sales force that is responsive to our customers’ changing needs.

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

Research and Development

Our industry is subject to rapid technological change and new product introductions and improvements. Our continued investment in research and development (“R&D”) and timely introduction of new products and services is critical to maintaining and improving our competitive position. Our growth depends upon our ability to rapidly develop new products that enable customers to improve their electrical, optical and mechanical measurements and increase their productivity. As a result, we expect to continue to devote substantial resources to research and development. Our research and development expense was $17.0 million in 2015, $13.8 million in 2014 and $11.0 million in 2013. We continue to devote substantial resources to enhance the functionality of our probe stations, develop new products to expand our served markets and meet our customers’ growing technical challenges. We have also increased our R&D investment in production probe cards in order to enhance our capabilities in currently served markets as well as expand into non-RF applications. Our product development is conducted against a Product Life Cycle process that requires rigor in achievement of observable milestones to exit each development phase; this process permits us to explore new product concepts quickly and make efficient use of both R&D and marketing resources.

On December 31, 2015, we employed 84 research and development engineers. We conduct research and development for all of our product lines at our facilities in Oregon, Minnesota and Germany.

Manufacturing and Assembly

Our manufacturing and assembly operations consist of the production of highly complex and sophisticated components and assemblies, some of which are customized to meet customers’ needs and specifications. We perform nearly all of our manufacturing and assembly at our facilities in Oregon and Germany. We outsource the manufacturing and assembly of some products and components to the extent we can purchase them at a cost that is lower than our cost to produce them, and still meet the expectations and requirements of our customers. We depend on limited source suppliers for some materials, components and subassemblies used in our products.

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

Probe Stations. Our primary competitors are Vector Semiconductor Co. Ltd., Signatone Corporation, MPI Corporation, Tokyo Seimitsu Co., LTD/Accretech, Tokyo Electron (“TEL”), The Micromanipulator Company Inc., HiSOL, Inc. and Wentworth Laboratories Inc., among others. We believe that the primary competitive factors in the probe station market are measurement accuracy and versatility, measurement speed, automation features, knowledge of measurement techniques, completeness of the measurement solutions, delivery time and price. We believe that we compete favorably with respect to these factors.

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

Intellectual Property

A large part of our success depends on innovation and protecting proprietary technology. Our products do not depend on individual patents, but instead rely on a diverse intellectual property portfolio. We work actively both in the U.S. and internationally to ensure protection and enforcement of copyright, trademark, trade secret, and patent rights that apply to electrical measurement reliability and integrity, electrical shielding, and the Pyramid Probe contact structure and production process. As of December 31, 2015, we had approximately 190 active U.S. and foreign patents and approximately 75 pending patent applications. In addition, we regard certain processes, information and know-how that we have developed and used to design and manufacture our products as proprietary trade secrets.

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

Employees

As of December 31, 2015, we had a total of 502 employees. Of these employees, 294 were located in the United States, 157 were in located in Germany, 15 were located in Singapore, 14 were located in Japan, 12 were located in Taiwan and 10 were located in other counties. Many of our employees are highly skilled and our future performance depends largely on our ability to continue to attract, train and retain qualified technical, sales, service, marketing and managerial personnel. None of our employees are subject to a collective bargaining agreement. However, certain employees at our manufacturing facility near Dresden, Germany, are represented by a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Backlog

Our backlog consists of purchase orders and volume purchase agreements (VPAs) we have received for products and services that we expect to ship and deliver or perform in the future. We recognize backlog for orders where the terms of sales, including price, configuration and payment terms, have been agreed upon. On December 31, 2015, our backlog was $43.4 million compared with $39.3 million on December 31, 2014. The increase in backlog as of December 31, 2015 compared to December 31, 2014, was driven by an increase in orders for our production probe cards.

We typically ship our products within twelve months of receipt of a customer’s order. Accordingly, we expect to deliver nearly our entire December 31, 2015 backlog in 2016. Customers may cancel or delay delivery on previously placed orders, although our standard terms and conditions include penalties for cancellations made close to the scheduled delivery date. As a result, the timing of the receipt of orders or the shipment of products could have a significant impact on our backlog at any date. In addition, a significant portion of our revenue is generated from orders received and products shipped within a quarter. For this and other reasons, the amount of backlog at any date is not necessarily indicative of revenue in future periods.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain both historical information and forward-looking statements. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking, including, among others, statements regarding:

•	industry prospects and trends, and our ability to take advantage of those prospects and trends, including: the drive to smaller geometries, the drive for more compactness using 3D/TSV technology, the continued integration of the physical interfaces into the semiconductor device package and the need for higher bandwidth and increased content;

•	increasing demand for smartphones, tablets, set-top boxes and automotive electronics;

•	our growth strategies and prospects, including the continued growth of industry demand for our products;

•	the future capabilities, functionality and competitive advantages of our products and services;

•	our accounting and tax policies;

•	our future capital requirements;

•	the way our business cycles compare to those of our industry in general;

•	the anticipated growth in the demand for probing systems;

•	the significance of our probing station market share and product offering, and the results of our electrical measurement performance;

•	the continued strength of our relationships with customers;

•	our anticipated spending on research and development;

•	the seasonal fluctuations in our business;

•	the timing of product delivery and delivery of backlog;

•	our expectations regarding sublease income;

•	inventory valuations and potential write-downs;

•	our anticipated fixed asset additions in 2016;

•	our ability to meet cash requirements; and

•	our proposed acquisition by FormFactor and the effect of the proposed transaction, or failure of such transaction to be completed, on our business, results of operations and financial condition.

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

We must continue to invest in research and development and certain manufacturing capabilities to maintain and improve our competitive position and to meet the testing needs of our customers. Our future growth depends, in significant part, on our ability to work effectively with, and anticipate the testing needs of, our customers and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging, as the semiconductor industry continues to experience rapid technological change driven by the demand for complex chips that have smaller element sizes and at the same time are increasing in speed and functionality and becoming less expensive to produce. Our customers expect that they will be able to integrate our wafer probing products into their design and production processes as soon as they are deployed. To meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product development and introduction on a timely basis require that we:

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

If we are unable to timely predict industry changes, or if we are unable to modify our products on a timely basis, we might lose customers or market share, and our business and operating results could suffer. We cannot assure you that we will successfully develop and bring new products to market in a timely and cost-effective manner, that any product enhancement or new product developed by us will gain market acceptance or that products or technologies developed by others will not render our products or technologies obsolete or uncompetitive.

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

Our top four customers accounted for a total of 27% and 22%, respectively, of our revenue in 2015 and 2014. Our customer base is less diversified in probes than in systems. Typically, our customers are not obligated by long-term contracts to purchase our products and may discontinue purchasing our products at any time. The semiconductor industry is highly concentrated and a small number of semiconductor manufacturers generally account for a substantial portion of the purchases of semiconductor test equipment, including our products. Consequently, our business and operating results would be materially, adversely affected by the loss of, or a material reduction in purchases by, any of our significant customers.

In addition, our ability to increase our revenue will depend in part upon our ability to obtain orders from new customers. Obtaining orders from new customers is difficult because semiconductor manufacturers typically select one vendor’s products for testing a particular new generation of chips. Once a manufacturer has selected a vendor, that manufacturer is more likely to continue to purchase products from that vendor for that generation of chips, as well as subsequent generations of chips. We therefore place great emphasis on relationships with our current customers because these customers are difficult to replace. In addition, we focus on leveraging our relationships with current customers to sell into additional engineering labs and production lines in the same company and similar groups in other companies. If we are unable to maintain our relationships with our existing significant customers or to obtain new customers that adopt and implement our products and technology, we will not be able to meet our revenue and growth targets, which could result in a decline in the price of our common stock.

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

We manufacture most of our products in our facilities located in Oregon and Germany. Our manufacturing processes are complex and require sophisticated and costly equipment and specially designed facilities. As a result, any prolonged disruption in the operations of our facilities, whether due to technical or labor difficulties, relocation or destruction of or damage to the facilities as a result of an earthquake, fire or any other reason, could materially and adversely affect our business, financial condition and results of operations.

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

As of December 31, 2015, we had fixed assets, goodwill and intangible assets of $33.0 million recorded on our balance sheet. We assess our goodwill annually and we test other long-lived assets when an event occurs indicating the potential for impairment. We have recorded asset impairment charges in the past, and if we record an impairment charge as a result of these analyses in the future, it could have a material adverse impact on our results of operations.

In addition, we recorded restructuring charges in 2015 and 2014 related to the consolidation of certain manufacturing, research and development operations at our corporate headquarters in Beaverton, Oregon, as well as the reorganization of business operations and our sales channel in Europe. We also recorded restructuring charges during 2013 and 2011 in connection with excess leased facilities, net of estimated sublease income that we believe could be reasonably obtained. If the real estate markets worsen and we are not able to sublease the properties as expected, additional charges will be recognized in the period such determination is made.

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

Over the past three fiscal years, we have derived more than 64% of our annual revenue from sales outside the United States, primarily in Taiwan, Korea, Japan and other Asian countries and, to a lesser extent, Europe. We expect international sales to continue to represent a substantial portion of our revenue for the foreseeable future. In the past, the economic climate in some foreign markets, particularly in Asia, has at times quickly and dramatically changed, resulting in a negative effect on our operating results.

Currently, we maintain seven international offices in Europe and Asia, and we may establish new international offices in the future. The risks we face in conducting business internationally include:

•	difficulties and costs of staffing and managing international operations across different geographic areas as a result of distance, language and cultural differences;

•	the possible lack of financial, social and political stability in foreign countries, preventing overseas sales growth;

•	changes in the value of foreign currencies in relation to the U.S. dollar, our reporting currency;

•	changes in domestic or foreign law or policy resulting in the need to comply with potentially burdensome government controls, regulations, tariffs, embargoes or export and import license requirements;

•	shipping delays or disruptions;

•	restrictions on foreign ownership;

•	cash held in foreign bank accounts;

•	dependence on certain third parties to increase customer acquisition and sales, including dependence on channel partners with which we may not have extensive experience;

•	reduced protection for intellectual property rights in some countries;

•	overlapping of different tax regimes, and potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of cash and the investment of funds;

•	increased financial accounting and reporting burdens and complexities;

•	shorter payable and longer receivable cycles and potential difficulties in enforcing contracts and collecting accounts receivable;

•	differing and more burdensome labor regulations and practices, including in Europe;

•	the effects of sudden outbreaks of epidemics in Asia and other parts of the world; and

•	the effects of terrorist attacks in the U.S. or elsewhere and any related conflicts or similar events worldwide.

There have been significant fluctuations in the exchange rates between the dollar and the currencies of the countries in which we do business. While most of our international sales have been denominated in U.S. dollars, over 23% of our sales in 2015 were denominated in foreign currencies, In addition, most of our international operating expenses have been denominated in foreign currencies. As a result, a decrease in the value of the U.S. dollar relative to the foreign currencies could increase the relative costs of our overseas operations, which could reduce our operating margins. Significant unfavorable fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. In addition, fluctuations in exchange rates could cause customers to delay or cancel orders because of the increased cost of our products relative to those of our competitors who manufacture in other countries.

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

The complexity and ongoing development of our products, as well as the inclusion in our products of components purchased from third parties, could lead to design, manufacturing or performance problems. Our products may contain defects which could cause our sales to decline, our reputation to be significantly damaged and our customers to be reluctant to buy our products, any or all of which could result in a decline in revenue, an increase in product returns, higher field service costs, the loss of existing customers or the failure to attract new customers. Our warranty charges totaled $1.1 million, $0.9 million and $0.8 million in 2015, 2014 and 2013, respectively. We may be unsuccessful in seeking reimbursement of a portion of our warranty expense from applicable vendors arising from purchased components, which could adversely affect our operating results.

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

Over the past three fiscal years, we have derived more than 64% of our annual revenue from products sold to customers outside of the United States. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and many companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries. The manner in which we protect our proprietary rights may not be adequate in some foreign countries. Our failure to adequately protect our intellectual property in foreign countries would make it easier for competitors to copy or circumvent our product designs and sell competing products in those countries, which could adversely affect our revenue and cause us to lose customers.

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

We are subject to significant environmental regulations, which may result in significant costs and harm to our business.

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

Risks Relating to Our Proposed Merger with FormFactor

In addition to the other risk factors included above in this Item 1A and elsewhere in this Annual Report, our shareholders and other interested parties should carefully consider the following risk factors relating to our proposed acquisition by FormFactor pursuant to the terms of the Merger Agreement, because these risk factors may affect our business, results of operations, financial condition and stock price. The following risk factors relate to risks we face if the proposed merger is not consummated. Other risks relating to the proposed merger, including risks relating to the merger consideration to be paid to our shareholders and risks relating to FormFactor and the combined business in connection with the merger, will be included in a proxy statement/prospectus that we and FormFactor will prepare in connection with a special meeting of our shareholders to consider and vote upon approving the Merger Agreement, the merger and related transactions.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

Uncertainty about the effect of the merger on us and our employees may have an adverse effect on our business. This uncertainty may impair our ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the merger, as our employees may experience uncertainty about their future roles with the combined business. If any of our key employees depart because of issues relating to the uncertainty of the merger or a desire not to become employees of the combined business, this may jeopardize our ability to consummate the merger. If such departures occur and the merger is not consummated, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees.

The merger will not be consummated unless important conditions are satisfied.

The obligations of FormFactor and us to consummate the merger are subject to satisfaction or waiver of a number of conditions including, among others: approval and adoption of the Merger Agreement, the merger and the related transactions contemplated by the Merger Agreement by our shareholders; the absence of applicable law or injunction prohibiting the merger; expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Act; the effectiveness of the SEC registration statement on Form S-4 which will include the proxy statement/prospectus to be prepared by FormFactor and us; and approval of the listing on the NASDAQ of the FormFactor common stock to be issued in connection with the merger. Each party’s obligation to consummate the merger is subject to the satisfaction or waiver (to the extent permitted under applicable law) of certain additional conditions, including the accuracy of the representations and warranties of the other party under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement), the absence of a material adverse effect on the other party to the Merger Agreement and the performance by the other party of its respective obligations under the Merger Agreement in all material respects.

Many of the conditions to closing of the merger are not within FormFactor’s or our control, and neither company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to August 4, 2016, it is possible that the Merger Agreement will be terminated. Obtaining satisfaction of all of the required conditions could delay the consummation of the merger for a significant period of time or prevent it from occurring. There can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be consummated.

Our business relationships may be subject to disruption due to uncertainty associated with the merger.

Parties with which we do business may experience uncertainty associated with the proposed merger transaction, including with respect to current or future business relationships with FormFactor, us or the combined business. Our business relationships may be subject to disruption as customers, suppliers, distributors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our businesses, financial condition, results of operations or prospects. The adverse effect of such disruptions could be increased by a failure of the merger to be consummated, whether by termination of the Merger Agreement or otherwise.

The Merger Agreement limits our ability to pursue alternatives to the merger.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than FormFactor. These provisions include a general prohibition on our soliciting any competing acquisition proposal from another party. In addition, there are only limited exceptions to our agreement that our board of directors will not withdraw or modify in a manner adverse to FormFactor the recommendation of our board of directors in favor of the adoption of the Merger Agreement, and FormFactor generally has a right to match any competing acquisition proposals that may be made by a third party. Although our board of directors is permitted to take these actions and, in certain circumstances, we may terminate the Merger Agreement if the board of directors determines in good faith that the failure to take such action would constitute a breach of its fiduciary duties to our shareholders under Oregon law, doing so in specified situations could require us to pay to FormFactor a termination fee of $10.8 million and/or expose us to claims by FormFactor for damages.

While we believe these provisions are reasonable and do not preclude other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher value per share than FormFactor’s currently proposed merger consideration. In addition, the termination fee may result in a potential competing acquirer proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the $10.8 million termination fee that may become payable in certain circumstances.

Failure to consummate the merger could negatively impact our stock price and our business, operating results and financial condition.

If the merger is not consummated, our ongoing business may be adversely affected and we would be subject to a number of risks which may adversely affect our business, operating results, financial condition or stock price, including the following:

•	we may experience negative reactions from the financial markets and from our customers, suppliers, distributors and employees;

•	we may be required to pay FormFactor a termination fee of $10.8 million if the merger is terminated under certain circumstances;

•	we have incurred and will incur additional significant costs relating to the merger that we will be required to pay, whether or not the merger is consummated;

•	the Merger Agreement places certain restrictions on the conduct our business prior to the consummation of the merger or the termination of the Merger Agreement. Such restrictions, the waiver of which is subject to the consent of FormFactor (not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities while the merger is pending; and

•	matters relating to the merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations or other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to consummate the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the merger is not consummated, these risks may materialize and may adversely affect our business, operating results, financial condition and stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We maintain our corporate headquarters and Probes manufacturing in 90,000 square feet of leased space, including a clean room, at a site in Beaverton, Oregon. Our lease of this space expires between December 31, 2019 and March 31, 2020. Our Systems manufacturing is primarily performed at a 43,000 square foot leased facility near Dresden, Germany. Our lease of that facility expires December 31, 2017. We lease a smaller manufacturing space in Munich, Germany, a research and development office in St. Paul, Minnesota, and sales and service offices in Japan, Germany, China, Taiwan and Singapore.

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

Stock Prices and Dividends

Our common stock trades under the symbol “CSCD” on the NASDAQ Global Market. The high and low sale price of our common stock by quarter for each of the eight quarters in the two-year period ended December 31, 2014 was as follows:

2014	High	Low
Quarter 1	$11.39	$8.71
Quarter 2	13.95	9.00
Quarter 3	13.91	9.77
Quarter 4	14.89	9.37

2015	High	Low
Quarter 1	$14.79	$12.12
Quarter 2	16.39	12.98
Quarter 3	16.09	12.27
Quarter 4	17.09	13.60

As of February 29, 2016, there were 32 shareholders of record and approximately 775 beneficial shareholders.

We have not declared or paid any cash dividends on our common stock in the past two years. We currently expect to retain any future earnings to fund the operation and expansion of our business, and do not currently expect to pay cash dividends in the foreseeable future.

Repurchases of Equity Securities

We made the following repurchases of our common stock during the fourth quarter of 2015:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan
October 1 – October 31	514,300	$14.55	514,300	$2.8 million
November 1 – November 30	—	—	—	$2.8 million
December 1 – December 31	—	—	—	$2.8 million

Total	514,300	$14.55	514,300	$2.8 million

These shares were repurchased pursuant to a plan approved by our board of directors in August 2015, which authorized the repurchase of up to a total of $15.0 million of our common stock from time to time in the open market or in privately negotiated transactions. This plan replaced, in its entirety, the $4.0 million November 2012 stock repurchase program, as amended, which had approximately $2.5 million of repurchase authority remaining. The new repurchase program does not have an expiration date.

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

	Base	Indexed Returns
	Period	Period Ended
Company/Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Cascade Microtech, Inc.	$100.00	$78.39	$128.74	$214.25	$335.86	$373.56
Semiconductor Peer Group	100.00	107.79	96.01	111.47	120.31	105.84
NASDAQ Composite Index	100.00	98.20	113.82	157.44	178.53	188.75

ITEM 6.	SELECTED FINANCIAL DATA

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

	For the Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Statement of Operations Data
Revenue	$143,978	$136,022	$120,010	$112,963	$104,610
Cost of sales	63,892	65,708	65,286	63,012	63,194

Gross profit	80,086	70,314	54,724	49,951	41,416
Operating expenses:
Research and development	16,965	13,821	10,961	11,017	11,807
Selling, general and administrative	45,230	43,209	36,430	31,377	33,799

Total operating expenses	62,195	57,030	47,391	42,394	45,606

Income (loss) from operations	17,891	13,284	7,333	7,557	(4,190)
Other income (expense), net	(1)	(620)	(252)	(749)	572

Income (loss) from continuing operations before income taxes	17,890	12,664	7,081	6,808	(3,618)
Provision for (benefit from) income taxes	5,540	2,734	(6,337)	709	180

Income (loss) from continuing operations	12,350	9,930	13,418	6,099	(3,798)
Loss from discontinued operations, net of tax	—	—	—	—	(2,004)

Net income (loss)	$12,350	$9,930	$13,418	$6,099	$(5,802)

Basic income (loss) per share from continuing operations	$0.75	$0.61	$0.91	$0.43	$(0.26)
Basic loss per share from discontinued operations	—	—	—	—	(0.14)

Basic net income (loss) per share	$0.75	$0.61	$0.91	$0.43	$(0.40)

Diluted income (loss) per share from continuing operations	$0.73	$0.59	$0.89	$0.42	$(0.26)
Diluted loss per share from discontinued operations	—	—	—	—	(0.14)

Diluted net income (loss) per share	$0.73	$0.59	$0.89	$0.42	$(0.40)

Shares used in basic per share calculations	16,396	16,323	14,792	14,182	14,583

Shares used in diluted per share calculations	16,957	16,828	15,150	14,390	14,583

	December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
Cash and cash equivalents, short-term marketable securities and restricted cash	$35,775	$39,794	$22,532	$24,318	$14,782
Working capital	74,378	70,573	59,708	56,119	47,063
Total assets	132,311	130,976	118,511	85,280	83,064
Long-term liabilities	3,976	4,435	2,667	3,296	4,473
Shareholders’ equity	109,396	107,461	97,201	65,918	59,297

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Revenues increased to $144.0 million in 2015 compared to $136.0 million in 2014 as a result of increased revenue in our Probes segment, partially offset by a decrease in our Systems segment. Gross margin increased to 55.6% in 2015 compared to 51.7% in 2014, as of result of increases in both the Systems and Probes segments. Net income increased to $12.4 million in 2015 compared to $9.9 million in 2014, primarily as a result of the increased revenues and gross margins mentioned above. Our results for 2014 included acquisition-related credits of $0.6 million and restructuring charges of $1.2 million, compared to no acquisition-related costs in 2015 and restructuring charges of $0.3 million in 2015.

Merger Agreement with FormFactor, Inc.

On February 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FormFactor, Inc., a Delaware corporation (“FormFactor”), and Cardinal Merger Subsidiary, Inc., an Oregon corporation and a wholly owned subsidiary of FormFactor. The Merger Agreement provides for, among other things, the acquisition by FormFactor of our company. See Item 1. Business and Item 1A. Risk Factors for additional information.

Outlook for 2016

Looking forward to 2016, we expect continued growth overall, and to outperform our 2015 financial results, as it appears that industry demand forecasted for our products will increase.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Year Ended December 31,
	2015	2014	2013
Statement of Operations Data
Revenue	100.0%	100.0%	100.0%
Cost of sales	44.4	48.3	54.4

Gross profit	55.6	51.7	45.6
Operating expenses:
Research and development	11.8	10.2	9.1
Selling, general and administrative	31.4	31.8	30.3

Total operating expenses	43.2	41.9	39.5

Income from operations	12.4	9.8	6.1
Other income (expense), net	—	(0.5)	(0.2)

Income before income taxes	12.4	9.3	5.9
Income tax expense (benefit)	3.8	2.0	(5.3)

Net income	8.6%	7.3%	11.2%

(1)	Percentages may not add due to rounding.

Certain financial information by segment was as follows (dollars in thousands):

Year Ended December 31, 2015	Systems	Probes	Corporate Unallocated	Total
Revenue	$77,853	$66,125	$—	$143,978
Gross profit	$38,102	$41,984	$—	$80,086
Gross margin	48.9%	63.5%	—	55.6%
Income (loss) from operations	$7,916	$25,884	$(15,909)	$17,891

Year Ended December 31, 2014
Revenue	$82,850	$53,172	$—	$136,022
Gross profit	$37,775	$32,539	$—	$70,314
Gross margin	45.6%	61.2%	—	51.7%
Income (loss) from operations	$7,553	$20,768	$(15,037)	$13,284

Year Ended December 31, 2013
Revenue	$79,229	$40,781	$—	$120,010
Gross profit	$33,177	$21,547	$—	$54,724
Gross margin	41.9%	52.8%	—	45.6%
Income (loss) from operations(1)	$9,794	$11,568	$(14,029)	$7,333

(1)	Amortization expense of $1.2 million for the year ended December 31, 2013 was reclassified from Corporate Unallocated to Systems to conform with the current year presentation.

Revenue

Revenue information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
Revenue	2015	2014	Change	% Change
Systems	$77,853	$82,850	$(4,997)	(6.0)%
Probes	66,125	53,172	12,953	24.4%

Total	$143,978	$136,022	$7,956	5.8%

	Year Ended December 31,		Dollar
Revenue	2014	2013	Change	% Change
Systems	$82,850	$79,229	$3,621	4.6%
Probes	53,172	40,781	12,391	30.4%

Total	$136,022	$120,010	$16,012	13.3%

Systems

The decrease in Systems revenue in 2015 compared to 2014 was primarily related to decreases in unit sales of 150mm and 200mm probe stations and thermal sub-systems, as well as changes in foreign currency exchange rates, partially offset by an increase in unit sales of 300mm probe stations and reliability test systems, and an increase in service revenue.

The increase in Systems revenue in 2014, compared to 2013, was primarily attributable to a $10.9 million increase in sales related to our 2013 acquisitions. This increase was partially offset by decreased unit sales of 300mm stations.

Probes

The increase in Probes revenue in 2015 compared to 2014 was primarily the result of an increase in unit sales of production probe cards driven by increased demand in the radio frequency (RF) and parametric markets.

The increase in Probes revenue in 2014, compared to 2013, was primarily the result of increases in unit sales of both production probe cards and analytical probes, as there was no significant change in average selling prices. The increase in unit sales was driven by increased customer demand in the production RF market.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
Cost of Sales	2015	2014	Change	% Change
Systems	$39,751	$45,075	$(5,324)	(11.8)%
Probes	24,141	20,633	3,508	17.0%

Total	$63,892	$65,708	$(1,816)	(2.8)%

	Year Ended December 31,		Dollar
Cost of Sales	2014	2013	Change	% Change
Systems	$45,075	$46,052	$(977)	(2.1)%
Probes	20,633	19,234	1,399	7.3%

Total	$65,708	$65,286	$422	0.6%

Cost of sales was affected by changes in sales as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Year Ended December 31,
Gross Margins	2015	2014	2013
Systems	48.9%	45.6%	41.9%
Probes	63.5%	61.2%	52.8%
Overall	55.6%	51.7%	45.6%

Systems

The increase in Systems gross margins in 2015 compared to 2014 was primarily due to a change in sales mix as discussed above, integration of ATT thermal subsystems into our probe stations, decreased inventory reserve charges, and changes in foreign currency exchange rates.

The increase in Systems gross margins in 2014, compared to 2013 was primarily due to our acquisitions during the second half of 2013. The gross margin of acquired product lines was 55.8%, which increased the average gross margin of all Systems products. Gross margin in 2014 was negatively impacted by the decrease in unit sales of 300mm stations, which decreased factory utilization and increased unabsorbed period expenses in cost of sales.

Probes

The increases in Probes gross margins in 2015 compared to 2014 and in 2014 compared to 2013 were primarily due to increased unit sales, which increased factory utilization, decreased unabsorbed period expenses, and decreased total fixed manufacturing overhead costs as a percentage of sales.

Overall

The overall increase in gross margins in 2015 compared to 2014 was primarily attributable to a shift in mix to a greater percentage of our revenue being derived from our Probes segment, as well as to the individual segment items discussed above.

The overall increase in gross margins in 2014, compared to 2013 was primarily attributable to product mix, as we sold a higher number of Probes relative to total sales. The increase in gross margin was also positively affected by sales of products acquired as part of our 2013 acquisitions.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Research and development	$16,965	$13,821	$3,144	22.7%
As a percentage of revenue	11.8%	10.2%

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Research and development	$13,821	$10,961	$2,860	26.1%
As a percentage of revenue	10.2%	9.1%

The increase in research and development in 2015 compared to 2014 was primarily due to:

•	a $1.2 million increase in salaries and benefits;

•	a $1.5 million increase in project-related expenses; and

•	a $0.2 million increase in depreciation expense.

The increase in research and development in 2014, compared to 2013, was primarily due to:

•	a $1.7 million increase in salaries and benefits;

•	a $1.2 million increase in project-related expenses;

•	a $0.2 million increase in occupancy costs; and

•	a $0.1 million increase in stock-based compensation expenses; partially offset by

•	a $0.2 million decrease in depreciation expense; and

•	a $0.1 million increase in government grant reimbursements.

The increases in research and development in 2015 compared 2014, and 2014 compared to 2013, as a percentage of revenue, are primarily due to increased investment in new product development.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Selling, general and administrative	$45,230	$43,209	$2,021	4.7%
As a percentage of revenue	31.4%	31.8%

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Selling, general and administrative	$43,209	$36,430	$6,779	18.6%
As a percentage of revenue	31.8%	30.4%

The increase in SG&A in 2015 compared to 2014 was primarily due to:

•	a $2.1 million increase in salaries and benefits;

•	a $0.4 million increase in professional service fees and board of director costs;

•	a $0.4 million increase in stock-based compensation;

•	a $0.3 million increase in selling expenses;

•	a $0.2 million increase in software and subscription fees;

•	a $0.1 million increase in depreciation expense;

•	a $0.1 million increase in travel, meals and entertainment expenses; partially offset by

•	a $1.1 million decrease in accrued restructuring costs; and

•	a $0.6 million decrease in amortization expense.

The increase in SG&A in 2014, compared to 2013, was primarily due to:

•	a $2.6 million increase in salaries and benefits;

•	a $1.5 million increase in amortization of purchased intangibles;

•	a $0.9 million increase in accrued restructuring costs;

•	a $0.9 million increase in selling expenses; and

•	a $0.7 million increase in stock-based compensation.

Other Income (Expense), net

Other income (expense), net typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) can also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest income, net	$15	$29	$44
Foreign currency losses	(1,925)	(3,629)	(311)
Gains on foreign currency forward contracts	1,871	3,016	90
Other	38	(36)	(75)

	$(1)	$(620)	$(252)

Interest income represents interest earned on cash and cash equivalents and investments in marketable securities. Interest income in 2015 is net of interest paid related to a tax audit in Germany.

Foreign currency gains and losses primarily result from a combination of changes in foreign currency exchange rates and the net value of monetary assets and liabilities denominated in yen, euro and other foreign currencies. The increase in foreign currency losses and gains on forward currency forward contracts in 2014 compared to 2013 was driven by the changes in exchange rates for the yen and euro relative to the U.S. dollar. There was less volatility in foreign currency exchange rates in 2015 compared to 2014.

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax provision (benefit)	$5,540	$2,734	$(6,337)
Income tax provision as a percentage of income before income taxes	31.0%	21.6%	(89.5)%

Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves.

Income tax expense in 2015 and 2014 primarily related to tax expense on income in the U.S. and foreign tax jurisdictions.

Income tax expense in 2015 includes a $0.2 million discrete tax benefit resulting from the favorable resolution of a tax audit in Germany and a $0.2 million discrete tax benefit for a change in estimate related to 2014 research and development tax credits. These tax benefits represent approximately 2% of income before income taxes in 2015.

Income tax expense in 2014 includes a $1.2 million benefit related to foreign tax credits generated from a distribution of earnings from our subsidiary in Japan during the fourth quarter of 2014.

Income tax benefit in 2013 included a $9.7 million decrease to our valuation allowance on deferred tax assets, partially offset by tax expense on income in foreign tax jurisdictions.

As of December 31, 2015, the net deferred tax assets on our Consolidated Balance Sheets totaled $3.5 million and primarily related to acquisition intangibles, forward contracts and other temporary differences.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2015, 2014 or 2013.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates.

Net cash provided by operating activities in 2015 was $14.7 million and primarily consisted of our net income of $12.4 million and non-cash charges of $9.1 million, as adjusted for changes in our operating assets and liabilities as described below.

Accounts receivable, net increased by $7.0 million to $27.7 million at December 31, 2015, compared to $20.8 million at December 31, 2014, primarily due to the overall increase in revenue and the timing of shipments and customer payments.

Inventories decreased by $1.4 million to $23.2 million at December 31, 2015, compared to $24.6 million at December 31, 2014. The decrease in inventory was primarily related to inventory charges of $0.5 million in 2015 for excess and obsolete inventory and changes in foreign currency exchange rates. If our actual results are significantly different than our current expectations for 2016, we may incur additional charges to write down inventory in future periods.

Prepaid expenses and other increased by $2.1 million to $6.6 million at December 31, 2015, compared to $4.5 million at December 31, 2014, primarily due to an increase in deposits for capital equipment purchases and sales tax receivables, partially offset by a decrease in unrealized gains on foreign currency exchange contracts.

Accounts payable increased by $1.3 million to $8.8 million at December 31, 2015, compared to $7.5 million at December 31, 2014, primarily due to an increase in inventory purchasing volume and the timing of payments to vendors.

Accrued liabilities decreased by $1.0 million to $8.5 million at December 31, 2015, compared to $9.5 million at December 31, 2014, primarily due to a $2.0 million decrease in accrued restructuring costs, a final payment of $0.5 million related to the ATT Acquisition, and a $0.4 million decrease in accrued income taxes, partially offset by a $1.1 million increase in accrued sales taxes and value-added taxes, and a $0.6 million increase in accrued compensation and benefits.

Cash used for fixed asset purchases of $6.4 million in 2015 primarily related to production-related equipment, and research and development tools. At December 31, 2015, we also had $1.0 million of fixed assets purchases in accounts payable.

In August 2015, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $15.0 million of our common stock. This plan replaces, in its entirety, the November 2012 stock repurchase program, which had approximately $2.5 million of repurchase authority remaining. During 2015, we repurchased a total of 850,729 shares at a weighted-average price of $14.31 per share, for a total purchase price of $12.2 million. As of December 31, 2015, $2.8 million remained available for stock repurchases under the program authorized in August 2015, which does not have an expiration date.

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. In March 2015, we amended the line of credit agreement to extend the maturity date of the LOC to March 5, 2018. The LOC contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On December 31, 2015, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing Cash and cash equivalents, Short-term marketable securities and Restricted cash, which totaled $35.8 million at December 31, 2015. In addition, we currently have $10.0 million available under the LOC as discussed above.

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

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of December 31, 2015 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2016	2017 and 2018	2019 and 2020	2021 and beyond
Operating leases	$8,628	$2,386	$4,014	$1,856	$372
Purchase order commitments(1)	11,301	10,864	437	—	—

	$19,929	$13,250	$4,451	$1,856	$372

(1)	Purchase order commitments primarily represent open orders for inventory and capital expenditures.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on past collection history and known trends with current customers. Our estimates for the allowance for doubtful accounts are reviewed and updated on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels, associated balances in accounts receivable and estimated changes in collectability. The current economic environment has increased both the risk of bad debt and the difficulty in estimating the allowance for doubtful accounts.

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

Goodwill of $11.6 million at December 31, 2015 relates to our acquisition of SUSS Test in January 2010, the RTP Acquisition in July 2013 and the ATT Acquisition in October 2013. This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our goodwill assessment performed in the fourth quarters of 2015, 2014 and 2013 did not indicate impairment of goodwill.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the remaining lives and recoverability of equipment and other assets, including our intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying value of the asset, we adjust the carrying amount of the asset to its estimated fair value. Such reviews assess the fair value of the assets based upon estimates of discounted future cash flows that the assets are expected to generate. We did not record any impairment charges for long-lived assets during 2015, 2014 or 2013.

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

At December 31, 2015, we had net deferred tax assets on our balance sheet totaling $3.5 million, primarily related to acquisition intangibles, forward contracts and other temporary differences. At December 31, 2015, we did not have a valuation allowance against our deferred tax assets; however, we may record valuation allowances in the future.

Uncertainty in Income Taxes

We recognize the benefits of tax return positions in our financial statements if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our financial statements. At December 31, 2015, we did not have any unrecognized tax benefits. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

Foreign Currency Exchange Risk

At times, we attempt to mitigate our currency exposures using currency forward contracts. The purpose of these contracts is to reduce the risk that our earnings and future cash flows of related assets and liabilities will be adversely affected by changes in exchange rates. In some cases, we enter into forward sale or purchase contracts for foreign currencies to hedge specific receivables or payables. As of December 31, 2015, we had gross forward contracts outstanding for Japanese yen and euro totaling approximately $26.3 million, which matured in January 2016.

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

As of December 31, 2015, we held cash and cash equivalents, marketable securities and restricted cash and cash equivalents of $35.8 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, we may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our marketable securities and cash equivalents, a decline in interest rates would not materially affect the fair value of our marketable securities or cash equivalents.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by Item 8 begin on page F-1 of this Annual Report on Form 10-K. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2015 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Revenue	$31,742	$36,044	$35,781	$40,411
Gross profit	17,022	20,023	20,270	22,771
Income from operations	2,799	4,040	4,512	6,540
Net income	2,173	2,797	3,219	4,161
Basic net income per share(1)	0.13	0.17	0.19	0.26
Diluted net income per share(1)	0.13	0.16	0.19	0.25

2014
Revenue	$33,685	$32,995	$32,749	$36,593
Gross profit	16,273	16,986	17,520	19,535
Income from operations	2,602	2,928	3,614	4,140
Net income	1,592	1,828	2,207	4,303
Basic net income per share	0.10	0.11	0.13	0.26
Diluted net income per share	0.10	0.11	0.13	0.25

(1)	Quarterly per share amounts may not add to yearly totals due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited Cascade Microtech, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cascade Microtech, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cascade Microtech, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Cascade Microtech, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 7, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 7, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Item 10 will either be incorporated by reference from our definitive Proxy Statement for the 2016 Annual Shareholders’ Meeting or provided in an amendment this Form 10-K to be filed within 120 days after the end of our year ended December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 will either be incorporated by reference from our definitive Proxy Statement for the 2016 Annual Shareholders’ Meeting or provided in an amendment this Form 10-K to be filed within 120 days after the end of our year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 will either be incorporated by reference from our definitive Proxy Statement for the 2016 Annual Shareholders’ Meeting or provided in an amendment this Form 10-K to be filed within 120 days after the end of our year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 will either be incorporated by reference from our definitive Proxy Statement for the 2016 Annual Shareholders’ Meeting or provided in an amendment this Form 10-K to be filed within 120 days after the end of our year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 will either be incorporated by reference from our definitive Proxy Statement for the 2016 Annual Shareholders’ Meeting or provided in an amendment this Form 10-K to be filed within 120 days after the end of our year ended December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

2.1	Agreement on the Sale and Transfer of All of the Shares in ATT Advance Temperature Test Systems GmbH dated October 1, 2013. Incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on October 3, 2013.

2.2	Agreement and Plan of Merger, dated February 3, 2016, by and among Cascade Microtech, Inc., FormFactor, Inc. and Cardinal Merger Subsidiary, Inc. Incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on February 9, 2016.

3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.

3.2	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

3.3	Second Amendment to Second Amended and Restated Bylaws of Cascade Microtech, Inc. dated November 16, 2007. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 21, 2007.

4.1	Reference is made to Exhibit 3.1.

10.1*	Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on October 2, 2000.

10.2*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on May 20, 2009.

10.3*	Cascade Microtech, Inc. 2010 Stock Incentive Plan, as amended, effective as of May 8, 2015. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on April 6, 2015.

10.4*	Cascade Microtech, Inc. 2013 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders filed on April 8, 2013.

10.5*	Cascade Microtech, Inc. 2013 Employee Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013 and filed May 8, 2013.

10.6*	Amended executive employment agreement dated July 6, 2013 between Cascade Microtech, Inc. and Michael D. Burger. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.7*	Amendment No. 1 to Amended Executive Employment Agreement between Cascade Microtech, Inc. and Michael D. Burger, effective April 21, 2015. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2015 and filed August 6, 2015.

10.8*	Form of Amended and Restated Change in Control Severance Agreement for executive officers dated August 29, 2012 (together with an attached Appendix that lists material details by which the individual contracts, which are substantially identical in all material respects, differ from the form). Incorporated by reference to Exhibit 10.9 to our Form 10-K for the year ended December 31, 2012 and filed March 4, 2013.

10.9	Lease Agreements I and II between Amberjack, Ltd. And Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed October 2, 2000.

10.10	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.11	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

Exhibit No.	Description

10.12	Assignment, Assumption and Amendment of Lease dated as of September 22, 2011 by and among Cascade Microtech, Inc. and R&D Sockets, Inc. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

10.13	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2011 and filed August 10, 2011.

10.14	Line of Credit agreement dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.15	Line of Credit Note dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.16	Amendment to Credit Agreement, dated March 5, 2015, between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2015 and filed August 6, 2015.

10.17	Lease dated April 2, 1999 between Spieker Properties, L.P. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.8 to our Form S-1 filed October 2, 2000.

10.18	First amendment to Lease dated January 10, 2007, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.1 to our form 10-Q for the quarterly period ended March 31, 2014 and filed May 9, 2014.

10.19	Second amendment to Lease dated February 25, 2013, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our form 10-Q for the quarterly period ended March 31, 2013 and filed May 8, 2013.

10.20	Third amendment to Lease dated January 23, 2014, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our form 10-Q for the quarterly period ended March 31, 2014 and filed May 9, 2014.

10.21	Fourth amendment to Lease dated March 31, 2014, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our form 10-Q for the quarterly period ended March 31, 2014 and filed May 9, 2014.

10.22	Fifth amendment to Lease dated September 24, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.

10.23	Sixth amendment to Lease dated July 8, 2015, between Nimbus Center LLC and Cascade Microtech, Inc.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2016:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the request of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities indicated on March 7, 2016.

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
Eric W. Strid

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cascade Microtech, Inc.:

We have audited the accompanying consolidated balance sheets of Cascade Microtech, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of Cascade Microtech, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cascade Microtech, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cascade Microtech, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2016 expressed an unqualified opinion on the effectiveness of Cascade Microtech, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 7, 2016

Cascade Microtech, Inc.

Consolidated Balance Sheets

(In thousands, except share par value)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$32,107	$38,107
Short-term marketable securities	3,658	1,626
Restricted cash	10	61
Accounts receivable, net of allowances of $279 and $208	27,716	20,763
Inventories	23,229	24,642
Prepaid expenses and other	6,597	4,454

Total Current Assets	93,317	89,653
Fixed assets, net of accumulated depreciation of $28,442 and $28,407	12,256	8,100
Goodwill	11,592	12,823
Purchased intangible assets, net of accumulated amortization of $7,403 and $5,324	9,143	12,572
Deferred income taxes	5,326	6,884
Other assets	677	944

Total Assets	$132,311	$130,976

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,834	$7,505
Deferred revenue	1,617	2,070
Accrued liabilities	8,488	9,505

Total Current Liabilities	18,939	19,080
Deferred revenue	555	329
Deferred income taxes	1,840	2,595
Other long-term liabilities	1,581	1,511

Total Liabilities	22,915	23,515
Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 15,871 and 16,466	159	165
Additional paid-in capital	103,195	111,480
Accumulated other comprehensive loss	(5,251)	(3,127)
Retained earnings (accumulated deficit)	11,293	(1,057)

Total Shareholders’ Equity	109,396	107,461

Total Liabilities and Shareholders’ Equity	$132,311	$130,976

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenue	$143,978	$136,022	$120,010
Cost of sales	63,892	65,708	65,286

Gross profit	80,086	70,314	54,724
Operating expenses:
Research and development	16,965	13,821	10,961
Selling, general and administrative	45,230	43,209	36,430

Total operating expenses	62,195	57,030	47,391

Income from operations	17,891	13,284	7,333
Other income (expense):
Interest income, net	15	29	44
Other, net	(16)	(649)	(296)

Total other income (expense), net	(1)	(620)	(252)

Income before income taxes	17,890	12,664	7,081
Income tax expense (benefit)	5,540	2,734	(6,337)

Net income	$12,350	$9,930	$13,418

Basic net income per share	$0.75	$0.61	$0.91

Diluted net income per share	$0.73	$0.59	$0.89

Shares used in per share calculations:
Basic	16,396	16,323	14,792

Diluted	16,957	16,828	15,150

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Net income	$12,350	$9,930	$13,418
Other comprehensive income (loss):
Unrealized holding gains (losses)	(5)	(3)	1
Change in cumulative translation adjustment	(2,119)	(3,242)	833

	(2,124)	(3,245)	834

Comprehensive income	$10,226	$6,685	$14,252

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Shareholders’ Equity for The Years Ended December 31, 2015, 2014 and 2013

(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at December 31, 2012	14,199	$142	$90,897	$(716)	$(24,405)	$65,918
Common stock issued pursuant to stock plans	421	4	1,578	—	—	1,582
Common stock repurchased	(10)	—	(58)	—	—	(58)
Common stock issued in connection with acquisition	1,608	16	14,508	—	—	14,524
Value of vested restricted stock withheld for tax liability	—	—	(476)	—	—	(476)
Stock-based compensation	—	—	1,614	—	—	1,614
Reversal of tax benefit related to stock-based awards	—	—	(155)	—	—	(155)
Foreign currency translation	—	—	—	833	—	833
Unrealized holding gain on investments	—	—	—	1	—	1
Net income	—	—	—	—	13,418	13,418

Balance at December 31, 2013	16,218	162	107,908	118	(10,987)	97,201
Common stock issued pursuant to stock plans	363	4	2,097	—	—	2,101
Common stock repurchased	(115)	(1)	(1,069)	—	—	(1,070)
Value of vested restricted stock withheld for tax liability	—	—	(699)	—	—	(699)
Stock-based compensation	—	—	2,482	—	—	2,482
Tax benefit related to stock-based awards	—	—	761	—	—	761
Foreign currency translation	—	—	—	(3,242)	—	(3,242)
Unrealized holding loss on investments	—	—	—	(3)	—	(3)
Net income	—	—	—	—	9,930	9,930

Balance at December 31, 2014	16,466	165	111,480	(3,127)	(1,057)	107,461
Common stock issued pursuant to stock plans	256	3	1,361	—	—	1,364
Common stock repurchased	(851)	(9)	(12,165)	—	—	(12,174)
Value of vested restricted stock withheld for tax liability	—	—	(676)	—	—	(676)
Stock-based compensation	—	—	2,825	—	—	2,825
Tax benefit related to stock-based awards	—	—	370	—	—	370
Foreign currency translation	—	—	—	(2,119)	—	(2,119)
Unrealized holding loss on investments	—	—	—	(5)	—	(5)
Net income	—	—	—	—	12,350	12,350

Balance at December 31, 2015	15,871	$159	$103,195	$(5,251)	$11,293	$109,396

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$12,350	$9,930	$13,418
Adjustments to reconcile net income to net cash flows provided by operating activities, net of acquisitions:
Depreciation	3,109	3,335	3,661
Amortization	2,458	3,011	1,522
Stock-based compensation	2,825	2,482	1,614
Loss on write-down or disposal of long-lived assets	2	45	8
Deferred income taxes	1,078	(398)	(7,176)
Excess tax benefits related to stock option exercises	(385)	(853)	—
(Increase) decrease, net of effect of acquisitions, in:
Accounts receivable, net	(7,151)	5,371	(4,606)
Inventories	1,938	(1,063)	3,429
Prepaid expenses and other	(2,048)	898	1,989
Increase (decrease), net of effect of acquisitions, in:
Accounts payable	584	44	657
Deferred revenue	(227)	(704)	(788)
Accrued and other long-term liabilities	182	2,105	(1,483)

Net cash provided by operating activities	14,715	24,203	12,245
Cash flows from investing activities:
Purchase of marketable securities	(17,165)	(2,947)	(15,312)
Proceeds from sale of marketable securities	15,128	5,596	16,357
Decrease in restricted cash	45	952	33
Purchase of fixed assets	(6,408)	(4,856)	(1,692)
Proceeds from sale of fixed assets and assets held for sale	1	34	16
Cash paid for acquisitions, net of cash acquired	(421)	(1,528)	(13,253)

Net cash used in investing activities	(8,820)	(2,749)	(13,851)
Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(2)
Withholding taxes paid on net settlement of vested restricted stock units	(676)	(699)	(476)
Excess tax benefits related to stock option exercises	385	853	—
Proceeds from issuances of common stock	1,364	2,101	1,582
Cash paid for repurchase of common stock	(12,174)	(1,070)	(58)

Net cash provided by (used in) financing activities	(11,101)	1,185	1,046
Effect of exchange rate changes on cash and cash equivalents	(794)	(1,704)	(195)

Increase (decrease) in cash and cash equivalents	(6,000)	20,935	(755)
Cash and cash equivalents:
Beginning of year	38,107	17,172	17,927

End of year	$32,107	$38,107	$17,172

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$4,112	$1,282	$566
Supplemental disclosure of non-cash information:
Common stock issued in connection with acquisitions	$—	$—	$14,524
Fair value of assets acquired from acquisitions, net of cash	—	—	35,209
Liabilities assumed from acquisitions	—	—	4,893
Fixed asset purchases included in accounts payable	991	525	—
Transfer to inventory from fixed assets	—	(182)	(94)

See accompanying Notes to Consolidated Financial Statements.

Cascade Microtech, Inc.

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

We design, develop, manufacture and market advanced wafer probing, thermal and reliability solutions for the electrical measurement and testing of high performance semiconductor devices. Our products enable precision on-wafer measurement of integrated circuits and are often used in the early phases of the development of semiconductor processes where the accuracy and repeatability of measurements is critical to achieving yield from advanced process nodes. Many of our products are also used in production applications to test semiconductor devices prior to completion of the manufacturing process. We design, manufacture and assemble most of our products in Beaverton, Oregon, Munich, Germany, and Dresden, Germany and maintain global sales, service and support centers in North America, Germany, Japan, Taiwan, China and Singapore.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits. Included in cash and cash equivalents were cash equivalents of $5.6 million and $6.6 million at December 31, 2015 and 2014, respectively, which consisted primarily of money market funds, and are stated at cost, which approximates market value.

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

Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, December 31, 2012	$345
Charges to costs and expenses	20
Write-offs	(96)
Recoveries	—

Balance, December 31, 2013	269
Charges to costs and expenses	(50)
Write-offs	(14)
Recoveries	3

Balance, December 31, 2014	208
Charges to costs and expenses	71
Write-offs	—
Recoveries	—

Balance, December 31, 2015	$279

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

Inventory charges were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Inventory charges	$485	$1,816	$1,559

Fixed Assets

Equipment and leasehold improvements are stated at cost. Maintenance and repairs are expensed as incurred. We do not accrue for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual or interim periods. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of leasehold improvements is provided using the straight-line method over the life of the lease or the useful life of the asset, whichever is shorter. Fixed assets are reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest during 2015, 2014 or 2013.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but rather is reviewed for impairment at least annually, or more frequently if a triggering event occurs. We first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared to its carrying value, and, if an indication of goodwill impairment exists in the reporting unit, we perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Goodwill at December 31, 2015 and 2014 relates to the following:

•	our January 2010 acquisition of SUSS MicroTec Test Systems GmbH (“SUSS Test”);

•	our July 2013 acquisition of the Reliability Test Product (“RTP”) division of Aetrium Incorporated; and

•	our October 2013 acquisition of ATT Advanced Temperature Test Systems GmbH (“ATT Systems”).

This goodwill relates to our Systems segment and represents the value of assembled workforce and other intangible assets that do not qualify for separate recognition. Our assessments performed in the fourth quarters of 2015, 2014 and 2013 did not indicate any impairment of goodwill.

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

We did not record any impairment charges related to long-lived assets during 2015, 2014 or 2013.

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

Our transactions may involve the sale of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated based on the fair value of each element. A typical multiple element arrangement may include some or all of the following components: products, accessories, installation services and extended warranty contracts. The total sales price is allocated based on the relative fair value of each component. Historically, most of our products are delivered complete and the impact of the relative fair value by component has not been significant. We record deferred revenue for service contracts, extended warranties and customer deposits. Deferred revenue related to service contracts and extended warranties is recognized over the life of the contract based on the stated contractual price, typically one to two years.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from Revenue) basis.

Shipping and Handling Costs

Shipping and handling costs are included as a component of Cost of sales.

Significant Customers

No customer in 2015, 2014 or 2013 accounted for 10% or more of our total Revenue. At December 31, 2015, we had one customer that represented approximately 12.2% of our gross Accounts receivable balance. We had no customers at December 31, 2014, which represented 10% or more of our gross Accounts receivable balance.

Product Warranty

We estimate a liability for costs to repair or replace products under warranty for periods ranging from 90 days to one year when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical product repair costs. The liability for product warranties is included in Accrued liabilities in our Consolidated Balance Sheets. Product warranty activity was as follows (in thousands):

Warranty accrual, December 31, 2012	$716
Reductions for warranty charges	(798)
Additions to warranty reserve	827

Warranty accrual, December 31, 2013	745
Reductions for warranty charges	(812)
Additions to warranty reserve	864

Warranty accrual, December 31, 2014	797
Reductions for warranty charges	(1,037)
Additions to warranty reserve	1,056

Warranty accrual, December 31, 2015	$816

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

Forward Exchange Contracts

We enter into forward foreign currency exchange contracts, which typically expire within six months, to manage our exposure against foreign currency fluctuations in either the euro or Japanese yen. These foreign exchange contracts are not considered hedges and, as such, are recorded at fair value on the balance sheet with any changes in fair value included as Other income (expense), net in our Consolidated Statements of Operations. At December 31, 2015 and 2014, we had $25.4 million and $25.3 million, respectively, of forward exchange contracts outstanding. The unrealized gain on contracts outstanding was as follows (in thousands):

	December 31,
	2015	2014
Unrealized gain	$778	$1,020

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

Net Income Per Share

Basic net income per share is computed by dividing the net income attributed to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share incorporates the incremental shares issuable upon the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) using the treasury stock method, if dilutive.

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Year Ended December 31,
	2015	2014	2013
Shares used to calculate basic net income per share	16,396	16,323	14,792
Dilutive effect of outstanding options and RSUs	561	505	358

Shares used to calculate diluted net income per share	16,957	16,828	15,150

Securities not included as they would have been antidilutive	851	793	1,094

Stock-Based Compensation

We calculate stock-based compensation expense utilizing fair value-based methodologies and recognize the expense on a straight-line basis over the vesting period of such awards. The fair value of stock option awards is based on the Black-Scholes option pricing model, and the fair value of RSUs and other stock awards is based on the fair value of our common stock on the date of grant. For awards that include performance criteria, fair value considers our determination of the probability of the award being earned. Compensation expense recorded for awards that do not vest is reversed in the period that it is determined that the award will not vest.

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

Foreign Currency Translation

The local currency is the functional currency for each of our foreign subsidiaries. Assets and liabilities are translated into U.S. dollars at current exchange rates, and sales and expenses are translated using average rates. Gains and losses from translation of assets and liabilities are included in Accumulated other comprehensive loss in our Consolidated Balance Sheets.

NOTE 2. RECENT ACCOUNTING GUIDANCE

ASU 2016-01

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies’ fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. We do not expect the adoption of ASU 2016-01 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-17

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position, and aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”) IAS 1. We early adopted ASU 2015-17 on a retrospective basis in the fourth quarter of 2015, and reclassified deferred tax assets of $3.0 million at December 31, 2014, from current assets to noncurrent assets, to conform with the current year presentation.

Also in the fourth quarter of 2015, we revised the presentation of noncurrent deferred tax liabilities on the Consolidated Balance Sheet as of December 31, 2014 to correct a $2.6 million error in the netting of noncurrent deferred taxes liabilities against noncurrent deferred tax assets. The effect of recording this immaterial correction on our consolidated financial statements was an increase in total assets and total liabilities of $2.6 million on the Consolidated Balance Sheet as of December 31, 2014. Management considered both the quantitative and qualitative factors of SEC Staff Accounting Bulletin No. 99, “Materiality,” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Based upon our evaluation of the error, we concluded that the prior period error was immaterial to the previously issued financial statements. As such, management has elected to correct the identified error in the prior period.

ASU 2015-11

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

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

NOTE 3. ACQUISITIONS

ATT Systems

On October 1, 2013, we acquired all of the outstanding shares of Advanced Temperature Test Systems GmbH (“ATT Systems”) for consideration of 9.6 million euro, or approximately $13.0 million, and 1.6 million shares of our common stock valued at $14.5 million. Approximately 8.8 million euro were paid at closing and 0.4 million euro was paid on each of October 1, 2015 and 2014. In addition, in December 2013, a working capital adjustment totaling 0.2 million euro, or approximately $0.2 million, was made as an adjustment to increase the purchase price and was paid in January 2014.

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

The key factors attributable to the creation of goodwill by the ATT Acquisition are the assembled workforce and our assessment regarding the ability of the business to generate cash flows beyond the lives of the finite-lived intangible assets. None of the goodwill or purchased intangibles are expected to be deductible for income tax purposes. The weighted average amortization period as of the date of closing for all intangible assets acquired was 6.8 years.

The long-term deferred tax liability relates to the difference between the fair value of the acquired net assets, excluding goodwill, and their respective carryover historical tax basis and will generally be amortized over the life of the acquired intangibles.

Transaction costs of $0.7 million were expensed as incurred as a component of Selling, general and administrative expenses.

ATT System’s results of operations were included in our consolidated financial statements and Systems segment during the year of acquisition subsequent to the date of acquisition as follows (in thousands):

Year Ended December 31,
2013
Revenue	$3,778
Operating income	448

The unaudited pro forma results of operations, as if the ATT Acquisition had occurred on January 1, 2013 were as follows (in thousands):

Year Ended December 31,
2013
Pro forma revenue	$127,618
Pro forma net income	14,564
Pro forma basic net income per share	0.90
Pro forma diluted net income per share	0.88

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

The key factor attributable to the creation of goodwill by the transaction is the assembled workforce. All of the goodwill and purchased intangibles are expected to be deductible for income tax purposes. The weighted average amortization period as of the date of closing for all intangible assets acquired was 7.4 years.

Transaction costs of $0.2 million associated with the RTP Acquisition were expensed as incurred as a component of Selling, general and administrative expenses.

RTP’s results of operations were included in our consolidated financial statements and Systems segment during the year of acquisition subsequent to the date of acquisition as follows (in thousands):

Year Ended December 31,
2013
Revenue	$1,222
Operating loss	40

Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

NOTE 4. MARKETABLE SECURITIES

Certain information regarding our marketable securities was as follows (in thousands):

	December 31,
	2015	2014
Fair value:
U.S. agency securities	$1,782	$—
Corporate obligations	1,871	1,620
Corporate equities	5	6

	$3,658	$1,626

Cost:
U.S. agency securities	$1,784	$—
Corporate obligations	1,872	1,620
Corporate equities	7	6

	$3,663	$1,626

Fair value by maturity:
Within one year	$3,653	$1,620
One to two years	—	—
Corporate equities	5	6

	$3,658	$1,626

Gross unrealized holding gains:
Corporate obligations	$—	$—
U.S. agency securities	—	—

	$—	$—

Gross unrealized holding losses:
Corporate obligations	$(1)	$—
U.S. agency securities	(2)	—
Corporate equities	(2)	—

	$(5)	$—

Realized gains and losses on marketable securities were immaterial during 2015, 2014 and 2013.

NOTE 5. FAIR VALUE MEASUREMENTS

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate equities	$5	Level 1	$6	Level 1
Marketable securities – corporate obligations	$1,871	Level 2	$1,620	Level 2
Marketable securities – U.S. agency securities	$1,782	Level 2	$—	Level 2
Forward sale contracts for Japanese yen	$(52)	Level 2	$131	Level 2
Forward purchase contract for euro	$(66)	Level 2	$(40)	Level 2
Forward sale contract for euro	$896	Level 2	$929	Level 2

The fair value of our marketable securities is determined based on quoted market prices for similar or identical securities. Any unrealized gain or loss is recorded as a component of Accumulated other comprehensive loss in our Consolidated Balance Sheets.

The fair value of our forward contracts is based on quoted market prices for similar securities and is used for the purpose of determining any gain or loss on our foreign currency positions. We do not record the full value of the forward contracts on our Condensed Consolidated Balance Sheets. We record the net unrealized gain or loss in our Consolidated Statements of Operations as a component of Other income (expense).

The carrying values of Cash and cash equivalents, Restricted cash, Accounts receivable, Prepaid expenses and other, Accounts payable and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during 2015.

NOTE 6. INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$14,767	$14,120
Work-in-process	2,793	3,809
Finished goods	5,669	6,713

	$23,229	$24,642

NOTE 7. FIXED ASSETS

Fixed assets consisted of the following (in thousands):

	December 31,
	2015	2014
Equipment	$30,784	$25,749
Leasehold improvements	8,431	9,220
Construction in progress	1,483	1,538

	40,698	36,507
Less accumulated depreciation	(28,442)	(28,407)

	$12,256	$8,100

Depreciation expense was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Depreciation expense	$3,109	$3,335	$3,661

NOTE 8. GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The change in goodwill was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of period	$12,823	$14,471	$990
Acquisition of RTP	—	—	641
Acquisition of ATT Systems	—	—	12,551
Effect of exchange rate changes	(1,231)	(1,648)	289

Balance, end of period	$11,592	$12,823	$14,471

Intangible Assets

Intangible assets, net included the following (in thousands):

	December 31,
	2015	2014
Purchased Intangible Assets
Customer relationships	$4,016	$4,323
Core technology	11,549	12,481
Trademarks and tradenames	981	1,092

	16,546	17,896
Less accumulated amortization	(7,403)	(5,324)

	$9,143	$12,572

Patents
Patents	$4,632	$4,632
Less accumulated amortization	(4,632)	(4,540)

	$—	$92

Intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Intangible amortization	$2,458	$3,011	$1,522

The estimated amortization of intangible assets is as follows over the next five years and thereafter (in thousands):

2016	$2,135
2017	2,117
2018	2,039
2019	1,585
2020	549
Thereafter	718

$9,143

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued compensation and benefits	$4,254	$3,606
Accrued sales taxes and VAT	1,300	276
Accrued income taxes	1,211	1,628
Accrued warranty	816	797
Payable to seller related to ATT acquisition	—	456
Accrued restructuring costs	—	1,959
Other	907	783

	$8,488	$9,505

NOTE 10. LINE OF CREDIT

In August 2013, we entered into a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. As amended in March 2015, the LOC expires on March 5, 2018 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. At December 31, 2015, no amounts were outstanding under the LOC, no letters of credit were outstanding and $10.0 million was available for borrowing.

NOTE 11. TAX PROVISION

Domestic and foreign pre-tax income from continuing operations was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$12,705	$8,076	$5,619
Foreign	5,185	4,588	1,462

	$17,890	$12,664	$7,081

The income tax expense (benefit) from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$2,079	$1,086	$(253)
State	265	184	(39)
Foreign	2,118	1,862	1,039

Total current	4,462	3,132	747
Deferred:
Federal	1,445	133	(5,912)
State	145	46	(928)
Foreign	(512)	(577)	(244)

Total deferred	1,078	(398)	(7,084)

Income tax expense (benefit)	$5,540	$2,734	$(6,337)

Income tax expense (benefit) varies from the amounts computed by applying the Federal statutory rate of 34% to income from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal income tax provision computed at statutory rates	$6,082	$4,269	$2,407
Difference in foreign tax rate	(201)	(405)	174
State income taxes, net of federal benefit	317	142	140
Stock-based compensation	114	142	966
Research and development tax credits	(401)	(33)	(256)
Expiration of tax credits	—	236	167
Foreign tax credits	(123)	(2,527)	(47)
Foreign dividend	—	1,281	—
Change in valuation allowance	—	(158)	(9,656)
Unrecognized tax benefits	(134)	8	9
Foreign earnings not permanently reinvested	—	—	(207)
Domestic production deduction	(271)	(251)	—
Other	157	30	(34)

Provision for (benefit from) income taxes	$5,540	$2,734	$(6,337)

Deferred Tax Assets and Liabilities

Significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Reserves and allowances	$522	$455
Inventory	1,128	1,037
Accrued vacation and bonus	803	664
Unrealized loss on forward contracts	1,412	856
Federal and state net operating loss (“NOL”) carryforwards	12	21
Federal and state tax credits	143	1,781
Stock-based compensation	925	565
Intangibles	1,192	1,278
Other current deferred tax assets	751	834

Total deferred tax assets	6,888	7,491
Deferred tax liabilities:
Intangibles	(2,117)	(2,936)
Other deferred tax liabilities	(1,285)	(266)

Total deferred tax liabilities	(3,402)	(3,202)

Net total deferred tax assets	$3,486	$4,289

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

We did not have a valuation allowance recorded at December 31, 2015 or 2014. The net decrease in the total valuation allowance was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Decrease in valuation allowance	$—	$(158)	$(9,656)

The decrease in valuation allowance in 2014 was primarily related to utilization and expiration of state tax credits. The decrease in valuation allowance in 2013 was primarily related to release of the valuation allowance against U.S. deferred tax assets as of December 31, 2013 as it is more likely than not that these deferred tax assets will be realized.

We had tax NOL and credit carryforwards as of December 31, 2015 as follows:

	Amount	Expiration Date
State research and experimentation credit carryforwards	$0.2 million	2016-2035
State NOL carryforwards	0.5 million	2016-2031

See Note 2 for a discussion of the adoption of ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” and the correction of an error in the presentation of deferred tax assets and liabilities on the balance sheet as of December 31, 2014.

Unrecognized Tax Benefits

A reconciliation of unrecognized tax benefits was as follows (in thousands):

Balance, December 31, 2012	$150
Increases due to tax positions taken during the current year	9

Balance, December 31, 2013	159
Increases due to tax positions taken during the current year	—
Decreases due to tax positions taken during a prior year	(5)

Balance, December 31, 2014	154
Increases due to tax positions taken during the current year	—
Decreases due to tax positions taken during a prior year	(154)

Balance, December 31, 2015	$—

Interest and penalties in 2015, 2014 and 2013 were insignificant. Interest and penalties accrued on unrecognized tax benefits as of December 31, 2015 and 2014 were also insignificant.

The tax years that remained open to examination in our major taxing jurisdictions as of December 31, 2015 were as follows:

Jurisdiction	Open Tax Years
U.S.	2012-2015
Japan	2009-2015
Germany	2011-2015

Non-Repatriated Foreign Earnings

During the fourth quarter of 2014, we repatriated all of the distributable earnings of our subsidiary in Japan through a cash dividend totaling $2.5 million. The dividend included previously permanently reinvested earnings of $0.9 million. We did not provide for U.S. income taxes on the remaining undistributed earnings of our foreign subsidiaries at that time because they were considered permanently reinvested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $11.5 million. The determination of the amount of unrecognized deferred U.S. income tax liability and foreign tax credit, if any, is not practicable to calculate.

NOTE 12. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest income, net	$15	$29	$44
Foreign currency losses	(1,925)	(3,629)	(311)
Gains on foreign currency forward contracts	1,871	3,016	90
Other	38	(36)	(75)

	$(1)	$(620)	$(252)

NOTE 13. STOCK-BASED COMPENSATION AND STOCK-BASED PLANS

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Weighted average grant-date per share fair value of stock options granted	$7.63	$5.58	$5.35
Total intrinsic value of stock options exercised	497	377	523
Fair value of restricted shares vested	2,227	2,309	1,398
Tax benefit realized from stock options exercised and restricted stock units (“RSUs”) released	920	954	729
Tax benefit recognized in our Consolidated Statements of Operations related to stock-based compensation	908	750	537

Our stock-based compensation was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$153	$234	$201
Research and development	366	321	198
Selling, general and administrative	2,306	1,927	1,215

	$2,825	$2,482	$1,614

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Stock Option Plan
Risk-free interest rate	1.6%	1.8%	1.1%-1.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	54.9%	61.2%	60.6%-61.0%
Employee Stock Purchase Plan
Risk-free interest rate	0.1% - 0.3%	0.1%	0.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term	6 months	6 months	6 months
Expected volatility	38.1% - 40.5%	35.4% - 37.8%	24.5%-31.5%

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

Stock Incentive Plans

Our stock incentive plans include our 2000 Stock Incentive Plan (the “2000 Plan”) and our 2010 Stock Incentive Plan (the “2010 Plan”) (together, the “Plans”) and provide for the granting of incentive stock options, nonqualified stock options and RSUs. Incentive stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. Nonqualified stock options granted or shares sold under the Plans cannot be granted or sold at a price less than 85% of the fair market value per share at the date of grant or sale. The contractual term of options granted under the Plans is ten years, and the right to exercise options granted generally vests 25% each year over four years. Grants of RSUs generally vest 25% each year over four years, or 50% each year over two years. Grants to outside Board members vest immediately upon grant. We have authorized a total of 3,000,000 shares of common stock for issuance under the 2000 Plan and 3,669,600 shares under the 2010 Plan.

At December 31, 2015, a total of 1,460,761 shares were available for future grants, and we had 2,868,667 shares of our common stock reserved for future issuance under the Plans.

Stock option activity for the year ended December 31, 2015 and other Plan information was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2014	916,779	$6.10
Granted	82,300	14.34
Exercised	(79,231)	8.19
Forfeited	(1,050)	14.38

Outstanding at December 31, 2015	918,798	6.65

Certain information regarding options outstanding as of December 31, 2015 was as follows:

	Options Outstanding	Options Exercisable
Number	918,798	646,498
Weighted-average exercise price	$6.65	$5.26
Aggregate intrinsic value	$8,823,261	$7,106,285
Weighted-average remaining contractual term (in years)	6.2	5.5

RSU activity for the year ended December 31, 2015 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2014	395,724	$8.83
Granted – time-based	223,204	14.89
Granted – performance-based	49,000	14.34
Vested	(154,295)	9.18
Forfeited	(24,525)	8.84

Outstanding at December 31, 2015	489,108	12.04

The performance-based RSUs will vest if new product revenue as a percentage of total revenue meets a certain target for the second half of 2017. The performance-based RSUs will be earned and vested in the first quarter of 2018 at between 50% and 100% of the total granted based upon the target achievement level. The RSUs will also vest if there is a sale of all, or substantially all, of our assets, or merger with another entity prior to the first quarter of 2018. Stock-based compensation expense is recognized over the vesting period based on our determination of the probability of the awards being earned. As of December 31, 2015, we determined that the target was probable of achievement at the 50% level.

As of December 31, 2015, total unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $5.8 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

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

The following information relates to our 2013 ESPP activity for the year ended December 31, 2015:

Shares issued pursuant to the 2013 ESPP	68,704
Weighted average price of shares issued	$10.29
Discount per share from the fair market value on the dates of purchase	$3.94
Shares remaining available for purchase pursuant to the 2013 ESPP as of December 31, 2015	860,763

NOTE 14. RELATED PARTY TRANSACTIONS

Significant related party transactions are described below.

ESI Company

One of the members of our Board of Directors, Mr. Raymond A. Link, is a member of the Board of Directors of Electro Scientific Industries, Inc. (“ESI”).

Information regarding our transactions with ESI is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Equipment purchased from ESI	$78	$192	$301

	December 31,
	2015	2014
Due to ESI	$—	$29

Raytheon, Inc.

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Raytheon, Inc. (“Raytheon”).

Information regarding our transactions with Raytheon is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue from equipment sold to Raytheon	$768	$176	$607

	December 31,
	2015	2014
Due from Raytheon	$336	$21

Lam Research Corporation

One of the members of our Board of Directors, Dr. William R. Spivey, is a member of the Board of Directors of Lam Research Corporation (“Lam”).

Information regarding our transactions with Lam is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue from equipment sold to Lam	$47	$388	$—

	December 31,
	2015	2014
Due from Lam	$5	$3

NOTE 15. EMPLOYEE BENEFIT PLAN

We sponsor a 401(k) savings plan that allows eligible employees to contribute a certain percentage of their salary. We match 50% of each eligible employees’ contributions, up to a maximum of 3% of the employees’ earnings. Our matching contributions for the savings plan were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
401(k) matching contributions	$646	$534	$412

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases and Subleases

We lease automobiles, office space and manufacturing space under operating leases that expire at various dates through 2024. In addition to lease expense, we pay real property taxes, insurance and repair and maintenance expenses for our corporate office and manufacturing facilities. We recognize rent expense related to our operating leases based on a straight-line basis over the life of the lease, including any periods of free rent.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows (in thousands):

Year Ending December 31,
2016	$2,386
2017	2,326
2018	1,688
2019	1,587
2020	269
Thereafter	372

Total minimum lease payments	$8,628

Lease expense was as follows (in thousands).

	Year Ended December 31,
	2015	2014	2013
Lease expense	$2,501	$2,630	$2,656

Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. We establish reserves when a particular contingency is probable and estimable. We currently do not have any contingencies that are reasonably possible to occur. In the opinion of management, the ultimate disposition of existing matters will not have a material adverse effect on our financial position, results of operations or liquidity.

NOTE 17. RESTRUCTURING

Restructuring charges in 2014 related to the consolidation of certain manufacturing, research and development operations at our corporate headquarters in Beaverton, Oregon, as well as the reorganization of business operations and the sales channel in Europe. As of December 31, 2015, these restructuring and consolidation activities were substantially complete.

Restructuring charges in 2013 were related to the integration and consolidation of manufacturing operations in 2011 which resulted in lease abandonment charges.

Summary

Restructuring costs were included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$243	$154	$—
Research and development	19	—	—
Selling, general and administrative	—	1,082	227

	$262	$1,236	$227

The following tables summarize the charges, expenditures and write-offs and adjustments related to our restructuring accruals (in thousands):

Year Ended December 31, 2015	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$308	$112	$(420)	$—	$—
Factory transition	—	150	(150)	—	—
Lease abandonment	1,651	—	(1,651)	—	—

	$1,959	$262	$(2,221)	$—	$—

Year Ended December 31, 2014	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Termination and severance related	$—	$683	$(375)	$—	$308
Lease abandonment	2,129	553	(1,031)	—	1,651

	$2,129	$1,236	$(1,406)	$—	$1,959

Year Ended December 31, 2013	Beginning Accrued Liability	Charged to Expense, Net	Expend- itures	Write-Offs and Adjust- ments	Ending Accrued Liability
Lease abandonment	$3,034	$227	$(1,132)	$—	$2,129

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

Revenue and operating income information by segment was as follows (dollars in thousands):

Year Ended December 31, 2015	Systems	Probes	Corporate Unallocated	Total
Revenue	$77,853	$66,125	$—	$143,978
Gross profit	$38,102	$41,984	$—	$80,086
Gross margin	48.9%	63.5%	—	55.6%
Income (loss) from operations	$7,916	$25,884	$(15,909)	$17,891

Year Ended December 31, 2014
Revenue	$82,850	$53,172	$—	$136,022
Gross profit	$37,775	$32,539	$—	$70,314
Gross margin	45.6%	61.2%	—	51.7%
Income (loss) from operations	$7,553	$20,768	$(15,037)	$13,284

Year Ended December 31, 2013
Revenue	$79,229	$40,781	$—	$120,010
Gross profit	$33,177	$21,547	$—	$54,724
Gross margin	41.9%	52.8%	—	45.6%
Income (loss) from operations	$9,794	$11,568	$(14,029)	$7,333

No customer accounted for 10% or more of our total revenue in 2015, 2014 or 2013.

Our revenues by geographic area were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$51,009	$39,855	$37,662
Asia Pacific	63,567	63,660	50,748
Europe	28,479	30,076	28,334
Other	923	2,431	3,266

	$143,978	$136,022	$120,010

Long-lived assets, exclusive of deferred income taxes, by geographic area were as follows (in thousands):

	December 31,
	2015	2014
United States	$12,886	$9,334
Asia Pacific	266	304
Europe	20,516	24,801

	$33,668	$34,439

NOTE 19. STOCK REPURCHASE PLANS

In August 2015, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $15.0 million of our common stock. This plan replaced, in its entirety, the $4.0 million November 2012 stock repurchase program, as amended, which had approximately $2.5 million of repurchase authority remaining.

Information regarding repurchases made pursuant to these programs is as follows (dollars in thousands, except per share amounts):

Period	Number of Shares	Weighted average per share purchase price	Total purchase price	Amount remaining for repurchase
Fourth quarter of 2012	59,006	$5.60	$332	$1,668
First quarter of 2013	9,800	5.87	58	1,610
First quarter of 2014	88,445	9.24	817	793
Second quarter of 2014	22,811	9.45	216	2,577
Fourth quarter of 2014	3,900	9.47	37	2,540
Third quarter of 2015	336,429	13.94	4,691	10,309
Fourth quarter of 2015	514,300	14.55	7,483	2,826

	1,034,691	13.18	$13,634

NOTE 20. SUBSEQUENT EVENT

On February 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FormFactor, Inc., a Delaware corporation (“FormFactor”), and Cardinal Merger Subsidiary, Inc., an Oregon corporation and a wholly owned subsidiary of FormFactor (“Merger Sub”). The Merger Agreement provides for, among other things, the merger of Merger Sub with and into Cascade Microtech, Inc., with Cascade Microtech, Inc. continuing as the surviving corporation (the “Merger”). Our board of directors has, by unanimous vote, approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. A description of the Merger Agreement is included in our Current Report on Form 8-K filed with the SEC on February 9, 2016, and a copy of the Merger Agreement is attached as Exhibit 2.1 to that report.

Subject to the terms and conditions of the Merger Agreement, each outstanding share of our common stock will be converted into the right to receive (a) $16.00 in cash, without interest, and (b) 0.6534 shares of FormFactor common stock.

The Merger Agreement contains certain termination rights, including, among others, the right of either party to terminate the Merger Agreement if the Merger does not occur by August 4, 2016, subject to extension in certain circumstances. We will be required to pay FormFactor a termination fee of $10.8 million upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement. FormFactor may be required to pay us a termination fee of $16.2 million if (i) the Merger Agreement is terminated by either party due to failure of certain closing conditions relating to obtaining antitrust approval and (ii) all other closing conditions are satisfied or waived.