Form 10-K/A
period 2015-12-31
CASCADE MICROTECH INC
filed 2016-04-25
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of April 22, 2016 was 15,911,672 shares.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our annual report on Form 10-K for the year ended December 31, 2015, which was filed on March 7, 2016 to provide the information required to be included in Part III.

Unless otherwise expressly stated herein, this Amendment No. 1 does not reflect any events occurring after the filing of our original annual report on Form 10-K for the year ended December 31, 2015.

CASCADE MICROTECH, INC.

2015 FORM 10-K/A ANNUAL REPORT

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names and certain other information for each of the current members of the Board of Directors. There is no family relationship between any of our directors or executive officers.

Name	Age	Position	Year Elected Director	Current Term Expires
Dr. William R. Spivey (1)(2)	69	Chairman of the Board	1998	2016
Eric W. Strid	63	Director	1984	2016
Michael D. Burger	57	Director, President and Chief Executive Officer	2010	2017
Raymond A. Link (1)(3)	62	Director	2005	2017
Dr. John Y. Chen (2)(3)	66	Director	2010	2018
John D. (“J.D.”) Delafield (1)(2)	50	Director	2011	2018
Martin L. Rapp (3)	55	Director	2014	2018

(1)	Member of the Audit Committee
(2)	Member of the Corporate Governance and Nominating Committee
(3)	Member of the Management Development and Compensation Committee

Dr. William R. Spivey has served as a director since July 1998 and became Chairman of the Board in May 2014. Dr. Spivey brings to our Board his significant operational and directorship experience with publicly held high technology companies. From July 2000 until he retired in September 2001, Dr. Spivey served as the President and Chief Executive Officer of Luminent, Inc., a provider of fiber optic components to the communications industry. From 1997 to 2000, Dr. Spivey served as Group President of the Network Products group of Lucent Technologies. From 1994 to 1997, he served as Vice President of the Systems and Components Group, Member of the Office of the President and Co-chair of the Executive Committee of AT&T Microelectronics. Dr. Spivey holds a B.S. in Physics from Duquesne University, a M.S. in Physics from Indiana University of Pennsylvania, and a Ph.D. in Administration/Management from Walden University. Dr. Spivey also serves as a director of Raytheon Company.

Eric W. Strid co-founded Cascade Microtech and served as our Chairman and Chief Executive Officer from 1984 until January 2008. He also served as our President from 1984 to December 1996 and from June 2004 to January 2008. From January 2008 until he retired in August 2012, Mr. Strid served as our Chief Technical Officer. Mr. Strid is an expert in the field of semiconductor test technology. As a founder and Chief Executive Officer of the Company for over 20 years, his views and understanding of both semiconductor testing technology and the market for our products has been a key to our success. Prior to 1984, Mr. Strid served as a Principal Engineer with Tektronix, Inc. and with TriQuint Semiconductor, Inc., where he designed and evaluated high-frequency gallium arsenide integrated circuits. Mr. Strid holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.S. in Electrical Engineering from the University of California at Berkeley.

Michael D. Burger has served as a director since July 2010. Mr. Burger was named our President and Chief Executive Officer on July 6, 2010. Mr. Burger brings to our Board his prior experience with other electronic manufacturers, including former service as a chief executive officer. Prior to joining Cascade Microtech, Inc., Mr. Burger served as the President and Chief Executive Officer of Merix Corporation, a printed circuit board manufacturer, from April 2007 to February 2010. Merix was sold to ViaSystems, Inc. in February 2010. From

November 2004 until joining Merix, Mr. Burger served as director and President of the Components Business of Flextronics Corporation, a leading provider of advanced design and electronics manufacturing services to original equipment manufacturers. From 1999 to November 2004, Mr. Burger was employed by ZiLOG, Inc., a supplier of devices for embedded control and communications applications. From May 2002 until November 2004, Mr. Burger served as ZiLOG’s President and a member of its board of directors. Mr. Burger holds a B.S. degree in Electrical Engineering from New Mexico State University and a certificate from the Stanford University International Executive Management Program.

Dr. John Y. Chen has served as a director since August 2010. Dr. Chen brings strong leadership skills, industry knowledge, broad management experience and technical expertise to our Board of Directors. We believe Dr. Chen’s participation on our Board of Directors will continue to accelerate our progress due to the benefits gained from his diversity of experience and opinions. Dr. Chen has been in the semiconductor industry for over 39 years and has served as the Vice President of Technology and Foundry Operations at NVIDIA Corporation, the world leader in visual computing technologies, for over ten years. Prior to joining NVIDIA, Dr. Chen, an IEEE Fellow, held senior executive positions at FlexICs, Inc., Taiwan Semiconductor Manufacturing Company, WaferTech LLC, and Cypress Semiconductor Corporation. Dr. Chen holds a B.S. degree in Electrical Engineering from the National Taiwan University, an M.S. degree in Electrical Engineering from the University of Maine, a Ph.D. in Electrical Engineering from UCLA, and an M.E. degree from the UCLA Executive Engineering Management School. Additionally, he holds eight patents, has a book and over 100 journal articles published and has spoken at multiple industry forums regarding leading edge technology issues.

J.D. Delafield has served as a director since May 2011. Mr. Delafield brings significant knowledge of capital markets to our Board of Directors. Mr. Delafield has served as the Chairman, President and Chief Executive Officer of Delafield Hambrecht, Inc., an investment banking and asset management firm, since 2002. Prior to this, Mr. Delafield co-founded WR Hambrecht + Co., an Internet and auction technology-driven investment bank, and held a number of positions including Chief Operating Officer. Prior to WR Hambrecht + Co., Mr. Delafield worked at Morgan Stanley in investment banking in New York and Singapore and at The Coca-Cola Company in Beijing. Mr. Delafield holds an A.B. degree in Asian Studies from Princeton University and an M.B.A. from Harvard Business School.

Raymond A. Link has served as a director since February 2005. Mr. Link brings his significant financial management and external financial reporting experience with publicly held companies in the technology sector to our Board. From July 2005 until he retired in April 2015, Mr. Link served as Executive Vice President and Chief Financial Officer of FEI Company, a leading supplier of scientific and analytical instruments for nanoscale imaging. Prior to this, Mr. Link served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of TriQuint Semiconductor, Inc., a manufacturer of electronic signal processing components primarily used in wireless communications. Mr. Link joined TriQuint in July 2001 as a result of TriQuint’s merger with Sawtek, Inc. In September 1995 Mr. Link joined Sawtek, Inc., a designer and manufacturer of a broad range of electronic signal processing components primarily for use in the wireless communications industry, as Vice President Finance and Chief Financial Officer. He is also on the board of directors of Electro Scientific Industries, Inc., a leading producer of laser-based manufacturing solutions, and nLight Corporation, a private company that makes high-power semiconductor lasers. Mr. Link received a B.S. degree from the State University of New York at Buffalo and an M.B.A. from the Wharton School at the University of Pennsylvania. Mr. Link is also a licensed Certified Public Accountant.

Martin L. Rapp has served as a director since May 2014. Mr. Rapp brings to our Board his significant experience building, leading and transforming successful technology organizations. Mr. Rapp also brings a strong background in research, process, and production engineering. Mr. Rapp served as Chief Executive Officer of Laird Technologies, Inc., a supplier of technology components that enable wireless communications and solutions for electromagnetic interference, thermal management and signal integrity, from 2001 until his retirement in 2011. He was Managing Director of Laird PLC from 2008 to 2011 and Executive Director of Laird PLC London from 2005 to 2011. Mr. Rapp also served as non-executive director of Kionix, Inc., a manufacturer of micro-electromechanical systems (MEMS) inertial sensors and software solutions, from 2006 to 2009. Prior to joining Laird in 1996, he held various engineering, marketing and management positions with Monsanto, a chemical company, from 1981 to 1996. Mr. Rapp holds a B.S. in Chemical Engineering from the University of Missouri-Columbia, an M.S. in Chemical Engineering from Washington University in St. Louis, an M.S. in Biology from the University of Missouri-St. Louis, and an M.B.A. from Washington University in St. Louis. Additionally, he holds six patents in solid-state electronics, chemical processing, biotechnology, and electromagnetic shielding devices.

Executive Officers

The following table identifies our executive officers as of March 31, 2016, the positions they hold and the year in which they began serving as an executive officer. Officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name	Age	Current Position(s) with Company	Officer Since
Michael D. Burger	57	Director, President and Chief Executive Officer	2010
Jeff A. Killian	56	Chief Financial Officer, Vice President of Finance, Treasurer and Secretary	2010
Ellen Raim	57	Vice President of Compliance and Human Resources	2010

For information on the business background of Mr. Burger, see “Directors” above.

Jeff A. Killian has served as our Chief Financial Officer, Vice President of Finance, Treasurer and Secretary since April 2010. From June 2008 to April 2010, Mr. Killian served as our Director of Finance. Prior to this, from May 1997 to June 2008, Mr. Killian served in various financial roles at TriQuint Semiconductor, Inc. Mr. Killian served as TriQuint’s Director of Financial Planning and Analysis from January 2007 to June 2008, as its Corporate Controller from June 2005 through December 2006 and as its Director of Oregon Finance from 2003 through May 2005. Mr. Killian holds a B.S. in Finance from Oregon State University and an M.B.A. from the University of Oregon.

Ellen Raim has served as Vice President of Compliance and Human Resources since November 2014. From August 2010 to November 2014, Ms. Raim served as our Vice President of Human Resources. Ms. Raim has over 25 years of experience helping organizations succeed by aligning their strategy with their culture. She began her career as a labor and employment attorney for a large multinational law firm. From 1994 to 2004, Ms. Raim was employed by Intel Corporation (“Intel”), the world’s largest semiconductor chip maker, based on revenue. From 1994 to 1996, Ms. Raim worked in the Legal Department at Intel and, from 1996 to 2004, she served in Human Resources in order to have a greater impact on the link between business strategy and people. Her final position at Intel, from 2001 to 2004, was as Director of World Wide Talent Acquisition. After Intel, Ms. Raim served as Vice President of Human Resources at Electro Scientific Industries, Inc., a provider of high-technology manufacturing equipment to the global semiconductor and micro-electronics markets, from 2004 to 2007. There, Ms. Raim developed and deployed cultural change programs to complement the company’s business direction. She moved her professional focus to consulting in 2007 to concentrate on integrating business strategy, large-scale change management and organizational development. Ms. Raim holds a B.A. in Economics from Brown University, an M.A. in Organizational Design from Seattle University and a J.D. from the University of Miami School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of the outstanding shares of our common stock (“ten percent shareholders”), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock and other equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us and on written representations from our directors, executive officers and ten percent shareholders that no other reports were required, during the fiscal year ended December 31, 2015, our officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We adopted the Cascade Microtech Code of Ethics to promote honest and ethical conduct, proper disclosure in reports and documents filed with the SEC and in other public communications and compliance with applicable laws, rules and regulations. The Code of Ethics applies to all of our directors, officers and employees, including our principal executive officer, our principal financial officer and our corporate controller. We filed a copy of our Code of Ethics as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2005. You can also access our Code of Ethics on our website at http://www.cascademicrotech.com/investors/corporate-governance/code-of-ethics. We intend to disclose any amendment to, or waiver from, our Code of Ethics for our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting such information on our website, at the address specified above.

Audit Committee

During 2015, our Audit Committee consisted of Mr. Delafield (Chair), Mr. Link and Dr. Spivey. The Audit Committee appoints our independent registered public accounting firm, reviews the scope and results of our audits by our independent registered public accounting firm, reviews and approves the audit fees for the independent registered public accounting firm and reviews the adequacy of our systems of internal control and accounting policies and procedures and our compliance with legal and regulatory matters that have a significant impact on our financial reports. The Audit Committee also consults with management and our independent registered public accounting firm prior to the presentation of financial statements to shareholders and, as appropriate, initiates and supervises inquiries into aspects of our financial affairs. The Board of Directors has determined that (i) Mr. Link is an “audit committee financial expert” as defined by the SEC; and (ii) all Audit Committee members are independent as prescribed by Nasdaq and the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our compensation philosophy and programs, compensation decisions made by the Management Development and Compensation Committee (herein referred to as the “Committee”) of our Board of Directors under those programs and factors the Committee considered in making these decisions for our named executive officers, who we refer to as our NEOs.

2015 Business Highlights

We are a worldwide leader in the design, development and manufacture of advanced wafer probing solutions for the electrical measurement and test of semiconductor integrated circuits and chips. We experienced record growth in 2015, with a strong focus on both financial and operational growth. We continue to focus on growing revenue, investing in research and development and controlling costs. In 2015, we achieved record revenue, gross margins and operating income.

Executive Compensation Program Structure

Our executive compensation programs are designed to provide competitive compensation opportunities that reward, motivate, attract and retain top talent in the highly competitive technology marketplace in which we compete for talent. The design of our compensation program focuses on rewarding our executives for achievement of both short-term and long-term objectives and business strategies, which are in alignment with company and shareholder interests.

Our executive compensation program is designed to reward performance based on the achievement of short-term and long-term objectives by providing the following:

•	base salaries that are competitive with those offered by other high-technology companies that are comparable to us in served markets, revenue, number of employees and business complexity;

•	short-term cash incentive compensation in the form of an annual incentive bonus, which is based on annual revenue and adjusted EBITDAS goals that reflect our annual operating plan; and

•	long-term incentive compensation delivered in the form of stock options, which generally reward performance for company growth and stock price appreciation, time-vesting restricted stock units (“RSUs”), which provide greater financial stability and potential profitability, and performance-vesting restricted stock units (“PSUs”), which drive performance for key organizational metrics.

We maintain good corporate governance standards in designing and administering our executive compensation policies and practices, as illustrated by the following:

•	a significant portion of our long-term incentive compensation is delivered in the form of stock options, RSUs and PSUs, which provide a strong link between pay and performance for our NEOs;

•	a portion of the 2015 long-term incentive value is awarded in PSUs that will only vest and become payable on the achievement of specified levels of new product revenue growth;

•	our NEOs are generally entitled to only “double trigger” change in control benefits;

•	our stock incentive plan specifically prohibits re-pricing of stock options without shareholder approval;

•	our insider trading policy prohibits any hedging or monetization transactions or similar arrangements with respect to our securities; and

•	The roles of Chairman of the Board of Directors and Chief Executive Officer are separate.

Risk Assessment in Compensation Programs

As part of its review of the compensation to be paid to the NEOs, as well as the compensation programs generally available to Cascade Microtech employees, the Committee considers the risks associated with the compensation and compensation programs and the management of these risks in light of our overall business, strategy and objectives. Specifically, in November 2015, the Committee reviewed the report of management and reviewed risks associated with components of executive officer compensation, including base salary, the short-term cash incentive plan, long-term incentive compensation, change in control agreements and perquisites. The Committee also reviewed the risks associated with compensation of employees other than executive officers, including base salaries, incentive compensation and sales commissions. Among other things, the

Committee reviewed our risk mitigating factors, such as the claw-back policy to reclaim commissions paid in the event of customer non-payment. After consideration of these compensation components, the nature and relative scope of associated risks, the monitoring of these risks and mitigating factors, the Committee concluded that the risks related to our compensation policies and practices are not reasonably likely to have a material adverse effect on Cascade Microtech.

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, motivate and retain senior management, while also considering compensation and governance issues, pay for performance and shareholder interests, by:

•	providing competitive base pay with an opportunity for additional compensation based on both individual and company performance;

•	providing short-term cash incentives to provide additional potential pay to executives designed to balance the stability of their base pay with short-term, at-risk incentive elements; and

•	providing long-term incentive opportunities to retain high-quality executives and to motivate and reward their continuing efforts to improve long-term shareholder financial return.

Independent Compensation Consultant and Market Data

In 2015, the Committee retained Radford, an AON Hewitt Company, as its independent compensation consultant on all matters related to the compensation of NEOs and other senior executives. Independent of its relationship as a consultant to the Committee, we also subscribe to Radford’s proprietary survey databases. Radford provided the Committee with comparative market data on high-tech industry best practices and information related to executive pay.

The Committee, after consultation with management and Radford, established a specific group of peer companies to assist in its assessment of executive compensation programs and practices. In defining an appropriate peer group, the following criteria were considered:

•	public companies in the semiconductor and capital equipment industry;

•	companies with annual revenues between $50 million and $300 million; and

•	companies with market capitalization between $75 million and $600 million.

Based on these factors, the Committee selected the following companies (collectively, the “Peer Group”) for 2015:

Adept Technologies	FormFactor	PDF Solutions
Axcelis Technologies	Intevac	Rudolph Technologies
Cohu	Mattson Technology	Ultratech
CyberOptics	Nanometrics	Xcerra (formerly LTX-Credence)
Electro Scientific Industries	Nova Measuring Instruments	Zygo

At the request of the Committee, Radford presented the Committee with Peer Group and semiconductor and capital equipment company survey data related to the compensation of executives holding positions comparable to the positions of each of our NEOs, including data regarding base salaries, short-term incentives and long-term incentives. Compensation data for NEOs who report to the CEO are reviewed by the Committee with the CEO and Radford. Data and criteria related to the CEO’s compensation, including peer group market data, are reviewed and evaluated only by the Committee and Radford, and not with the CEO.

The Committee reviewed market data provided by Radford for total cash compensation, as well as for long-term incentive award values, at the 25th and 50th percentiles for each position. While the Committee reviewed this data in connection with determining compensation for our NEOs, the Committee did not set pay levels as a specific percentile of the market data. Instead, the Committee set pay levels for our NEOs based on its business judgment, including the Committee’s consideration of the market data, each NEO’s past and current performance, experience and scope of position, current equity holdings, retention risk, and internal comparisons.

Role of CEO in Compensation Decisions

Our CEO reviews and evaluates the other NEO’s performance, expected future contributions and internal comparisons, together with the market survey data provided by Radford and makes recommendations regarding compensation for the other NEOs for consideration by the Committee.

Shareholder Approval of Executive Compensation

At our 2015 annual meeting of shareholders, our shareholders approved the compensation of our NEOs, with 99.89% of shareholder votes cast in favor of the say-on-pay proposal. The Committee did not make any changes to our executive compensation programs in consideration of the results of this shareholder advisory vote.

Elements of NEO Compensation

Each NEO is compensated through base salary, a short-term incentive cash award, long-term incentive awards, and participation in employee benefit plans.

Compensation Element	Objective	Timing
Base Salary	Attract and retain key executive talent	Reviewed annually

Short-Term Cash Incentive Plan	Motivate NEOs to achieve the annual operational objectives and reward financial performance	Target award and objectives reviewed annually

Long-Term Incentive Compensation	Motivate NEOs to achieve long-term objectives and reward company performance, as well as create alignment with shareholder interests	Target value and objectives reviewed, and awards granted, annually

2015 Base Salary

The Committee reviewed our NEO’s base salaries against the market data provided by Radford in February 2015. The Committee recommended to the Board, and the Board approved, increases to base salaries for 2015 in recognition of strong performance in 2014.

NEO	Base Pay 2014	Base Pay 2015
Michael D. Burger	$437,000	$500,000
Jeff A. Killian	285,500	304,000
Ellen Raim	234,400	250,000

2015 Short-Term Cash Incentive Plan

Our short-term incentive compensation program for our NEOs is designed to motivate revenue growth and profitability and, therefore, align compensation with short-term performance and creation of long-term shareholder value.

During 2015, the NEOs, participated with other eligible employees in our 2015 Cascade Incentive Plan (“CIP”). The 2015 CIP was established to link compensation to financial performance by tying together the achievement of revenue levels established in our operating plan and our profitability as represented by specified levels of adjusted EBITDAS. Adjusted

EBITDAS is defined as income from continuing operations before depreciation and amortization, stock-based compensation and certain other items (adjustments), such as restructuring, facility moves, project costs, and acquisition-related expenses that we believe are not representative of our ongoing operating performance.

Our 2015 CIP was designed and set in direct alignment to motivate achievement of our goal that gross margins meet or exceed 50% of revenue and adjusted EBITDAS exceed 20% of revenue for 2015. Because these are areas over which management can influence achievement of results and increase the potential for immediate and sustained profitability, we believe progress towards, and achievement of, these milestones increases value for our shareholders.

The primary objectives of the 2015 CIP were to:

•	link a portion of NEOs’ pay to our financial performance; and

•	balance our financial performance with the value delivered to shareholders.

The 2015 CIP payout was determined based on the individual’s bonus target amount, the level of achievement of the revenue goal and the level of plan funding based on profitability. The Board-reviewed operating plan for 2015 established annual revenue and profitability goals prior to the start of the fiscal year. The annual plan revenue goal and profitability goals were reviewed and approved by the Committee for use in the CIP for the year.

The 2015 CIP plan was funded based on adjusted EBITDAS in excess of the threshold amount of $9.1 million. If our actual adjusted EBITDAS achievement was below the threshold of 6% of revenue, no funds would be allocated to the 2015 CIP and no bonus would have been paid to any participant, including the NEOs.

Individual 2015 CIP Target Awards

The Committee and Board assign each NEO an annual short-term incentive target award based on a percentage of annual base salary. This target award is established in consideration of the NEO’s job, including scope and function, and market data provided by Radford. The target awards for our NEOs, other than our CEO, are reviewed annually by our CEO and the Committee and any recommended adjustments are subject to the approval of the Board. The target award for our CEO is reviewed annually by the Committee and any recommended adjustments are subject to approval by the Board.

Changes to the target awards as a percentage of base salary for 2015 were recommended by the Committee and approved by the Board as follows:

NEO	Target Award 2014	Target Award 2015
Michael D. Burger	100%	100%
Jeff A. Killian	50%	55%
Ellen Raim	45%	50%

2015 CIP - Performance Achieved and Payouts

The 2015 CIP revenue goals and payouts were divided into two halves, the first and second quarter revenue goal comprised the first half target and the third and fourth quarter revenue goal comprised the second half target.

The 2015 CIP performance metric and achievement were as follows (amounts in thousands):

2015 Performance Metric	First Half Target	First Half Actual	Second Half Target	Second Half Actual
Revenue	$71,749	$67,786	$79,872	$76,192

The 2015 CIP payout for each NEO was calculated based on each NEO’s 2015 base salary, individual target award percentage, revenue goal achievement, company-wide team goal achievement and 2015 CIP funding achievement.

The CEO has the discretion to limit funding of the CIP payouts in order to meet company profitability targets. No awards were to be paid out if the 2015 CIP was not funded at least at 25% of total company-wide, short-term incentive targets. Annual revenue goals and adjusted EBITDAS funding mechanisms are set at levels that are difficult to attain, as a means of continually improving our organization’s performance. To date, payout on our CIP has been less than 100% of target payout because revenue performance levels have been lower than the threshold level and payout has been limited by the funding mechanism.

The Committee approved the following 2015 CIP payouts for our NEOs:

NEO	2015 Target Award (% of Base Salary)	2015 Payment Threshold Award ($)(1) (2)	2015 Payment Target Award ($)(1)	2015 Payment Maximum Award ($)(1) (3)	2015 CIP Payout ($)(1)
Michael D. Burger	100%	$123,243	$492,973	$985,946	$363,549
Jeff A. Killian	55%	41,521	166,085	332,169	122,466
Ellen Raim	50%	31,032	124,130	248,260	91,530

(1)	All payment calculations are calculated using the NEO’s actual fiscal 2015 base salary.
(2)	The amounts reported represent the minimum payment level at 25% funding based on the minimum achievement of Adjusted EBITDAS.
(3)	The amounts reported represent the maximum payment level at 200% of target payout.

2015 Long-Term Incentive Compensation

We include grants of stock options and RSU and PSU awards in our long-term incentive compensation program at the executive level to place more of the executive’s total compensation at risk and dependent upon our stock performance. Because all our stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant, they will only have value if our stock price increases, thus ensuring a strong alignment with shareholders.

All equity awards for our CEO and other NEOs were recommended by the Committee and approved by the Board in February 2015. The Committee’s recommendations for our NEOs other than our CEO were based upon a review of the market data provided by Radford and upon the Committee’s determinations regarding each NEO’s performance and scope of position. Generally, in recommending the amounts of equity awards for the NEOs the Committee considered the value of awards at the 25th and 50th percentile of the market data provided by Radford.

In February 2015, the Committee also reviewed CEO compensation against the market data provided by Radford and recommended to the Board equity awards for the CEO based upon consideration of the market data, the current value of his unvested equity compensation awards and his performance.

2015 Performance Stock Units

Because successfully developing and bringing to market new products is critical to our success, in 2015, the Committee recommended that the CEO and other NEOs be granted PSUs that vest based on the achievement of performance metrics related to new product revenue over the performance period of fiscal 2015 through 2017. The number of shares of our common stock issuable upon vesting of the PSUs is dependent on the level of performance achieved. The Committee will review and determine actual performance, and any shares earned will vest, in the first quarter of 2018. The performance metrics for the 2015-2017 performance period are as follows:

Fiscal Years 2015 - 2017 New Product Revenue as a Percentage of Revenue

Achievement Thresholds	Achievement Level	Percentage Vesting
Threshold	20%	50%
Target	25%	100%

Retirement and Other Benefits

We offer our NEOs the opportunity to participate in the Cascade Microtech 401(k) Savings Plan and the 2013 Employee Stock Purchase Plan. NEOs participate under the same plan provisions as all other employees. The NEOs are also eligible to participate in all other benefits programs offered by us to our employees generally, on the same terms as all other employees. These programs include group medical, group dental, basic life insurance, supplemental life insurance, long-term disability insurance, and other such benefits programs.

Change In Control Agreements

The Committee and Board recognize that, from time to time, it is possible that another entity may consider acquiring our company or a change in control might otherwise occur, with or without the approval of the Board. The Committee and Board have determined that it is in our and our shareholders’ best interests to assure that we will have the continued dedication of our CEO and each NEO, notwithstanding the possibility, threat, or occurrence of a change in control. Therefore, we have entered into agreements with the CEO and each of the other NEOs that provide for certain change in control benefits described below under “Potential Payments Upon Termination or Change-In-Control.” The Committee and Board reviewed these arrangements in connection with a potential acquisition of us by FormFactor, Inc., and the likely effect of such acquisition on each NEOs employment.

Severance Payments

The Committee and Board have determined that it is in our and our shareholders’ best interests to assure that we will have the continued dedication of our CEO and other NEOs notwithstanding the possibility, threat, or occurrence of events that would result in a termination of their employment other than in connection with a change in control. Our agreement with our CEO also provides for certain severance benefits in the event of termination of his employment other than in connection with a change in control. During fiscal 2015, we entered into an amendment to our CEO’s employment agreement to clarify such severance benefits. We also generally provide certain severance benefits to our NEOs to maintain consistency with employment law and practice in Oregon. The details of these severance benefits for our CEO and other NEOs are described below under “Potential Payments Upon Termination or Change-In-Control.”

Deductibility of Executive Compensation

Section 162(m) of the U.S. Internal Revenue Code generally provides that publicly held corporations may not deduct in any taxable year certain compensation in excess of $1 million paid to certain executive officers. The Committee considers the potential impact of Section 162(m) on the compensation paid to our NEOs. However, the Committee considers that one of its primary responsibilities is to provide a compensation program that will attract, retain, and reward executive talent necessary to maximize shareholder returns. Accordingly, the Committee believes that our interests are best served, in some circumstances, by providing compensation that might be subject to the tax deductibility limitation of Section 162(m).

2015 Summary Compensation Table

The following table discloses the compensation information for our Chief Executive Officer, Chief Financial Officer and Vice President of Compliance and Human Resources, all of whom were serving as executive officers as of the end of fiscal 2015.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Michael D. Burger	2015	$492,973	$349,896	(3)	$198,380	$363,549	$9,749	$1,414,547
Director, President and CEO	2014	451,809	144,150		334,488	305,307	8,908	1,244,662
	2013	420,318	143,070		363,010	191,653	8,876	1,126,927

Jeff A. Killian	2015	301,972	112,569	(3)	104,531	122,466	9,167	650,705
CFO, Vice President of Finance, Treasurer and Secretary	2014	296,811	—		—	100,215	9,017	406,043
	2013	267,839	54,400		132,266	58,101	8,249	520,855

Ellen Raim	2015	248,260	80,304	(3)	74,393	91,530	7,466	501,953
Vice President of Compliance and Human Resources	2014	243,413	—		—	73,967	7,575	324,955
	2013	217,754	43,520		113,371	41,763	6,623	423,031

(1)	The amounts reported in the Stock Awards and Option Awards columns do not reflect compensation actually received by the NEOs, but instead represent the grant date fair value of all stock and option awards granted during the year for such person, calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic No. 718 (“FASB ASC Topic 718”), excluding the effect of any estimated forfeitures. The assumptions made in determining the grant date fair values are disclosed in Notes 1 and 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.
(2)	All Other Compensation in 2015 included the following:

Name	Insurance Premiums	Service Anniversary Award	401(k) Matching Contributions	Total
Michael D. Burger	$1,997	$393	$7,359	$9,749
Jeff A. Killian	1,217	—	7,950	9,167
Ellen Raim	951	$393	6,122	7,466

(3)	We granted PSUs during fiscal 2015 that vest based on the achievement of performance goals for which achievement was not considered probable as of as of the grant date. Accordingly, the Stock Awards column does not include any value with respect to the PSUs. If the highest level of performance were assumed to be achieved, the grant date fair values for these PSUs would be:

Name	Grant Date Fair Value of PSUs
Michael D. Burger	$200,760
Jeff A. Killian	100,380
Ellen Raim	50,190

2015 Grants of Plan-Based Awards Table

Name	Grant date	Estimated future payouts under non-equity incentive plan awards(1)			Estimated Future Payouts Under Equity Incentive Plan			All other stock awards: number of shares of stock or units (#)	All other Option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/sh)	Grant date fair value of stock and option awards ($)(5)
		Threshold ($)(2)	Target ($)(3)	Maximum ($)(4)	Threshold (#)	Target (#)	Maximum (#)
Michael Burger	02/06/15	$—	$—	$—	—	—	—	—	26,000	$14.34	$198,380
	02/06/15	—	—	—	—	—	—	24,400	—	—	349,896
	02/06/15	—	—	—	7,000	14,000	—	—	—	—	—	(6)
	N/A	123,243	492,973	985,946	—	—	—	—	—	—	—
Jeff A. Killian	02/06/15	—	—	—	—	—	—	—	13,700	14.34	104,531
	02/06/15	—	—	—	—	—	—	7,850	—	—	112,569
	02/06/15	—	—	—	3,500	7,000	—	—	—	—	—	(6)
	N/A	41,521	166,085	332,169	—	—	—	—	—	—	—
Ellen Raim	02/06/15	—	—	—	—	—	—	—	9,750	14.34	74,393
	02/06/15	—	—	—	—	—	—	5,600	—	—	80,304
	02/06/15	—	—	—	1,750	3,500	—	—	—	—	—	(6)
	N/A	31,032	124,130	248,260	—	—	—	—	—	—	—

(1)	The actual amount paid is set forth in the 2015 Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”
(2)	The amounts reported represent the minimum payment level at 25% funding based on the minimum achievement of Adjusted EBITDAS.
(3)	Reflects amounts that would have been earned under the CIP at 100% achievement.
(4)	The amounts reported represent the maximum payment level at 200% of target payout.
(5)	Consists of the grant date fair value calculated pursuant to FASB ASC Topic 718, excluding the effect of any estimated forfeitures. See Notes 1 and 13 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for information on the valuation assumptions and other related information.
(6)	We granted PSUs during fiscal 2015 that vest based on performance conditions for which achievement was not considered probable as of as of the grant date. If the highest level of performance were assumed to be achieved, the grant date fair values for these PSUs would be:

Name	Grant Date Fair Value of PSUs
Michael D. Burger	$200,760
Jeff A. Killian	100,380
Ellen Raim	50,190

Narrative Disclosure to 2015 Summary Compensation Table and 2015 Grants of Plan-Based Awards Table

Michael D. Burger Employment Agreement. We entered into an Amended Executive Employment Agreement with Mr. Burger dated July 6, 2013, as further amended on April 21, 2015, replacing the Executive Employment Agreement that we had originally entered into with Mr. Burger on July 5, 2010 (the “Employment Agreement”). The Employment Agreement has a one-year term and is renewed automatically for succeeding terms of one year unless Mr. Burger or we give written notice to the other at least 90 days prior to the applicable termination date. The Employment Agreement currently provides for an annual base salary of $500,000, incentive awards as approved by the Board of Directors, with a target incentive set at 100% of Mr. Burger’s base salary. Mr. Burger is also eligible to participate in all employee benefit plans available to our employees. The Employment Agreement provides for clawback of any incentive payment or equity award paid or settled if our financial results are negatively affected by a restatement resulting from errors, omissions or fraud. Mr. Burger also entered into our standard employee invention and confidentiality agreement and our standard indemnification agreement.

Stock Awards and Option Awards. We award RSUs, PSUs and stock options to our NEOs under our 2010 Plan. RSUs granted to our NEOs generally vest and become payable in four equal installments on the first four anniversaries of the grant date based on continued employment. In 2015, for the first time, we granted PSUs to our NEOs that vest and become payable upon achievement of certain performance metrics over a specified period of time. Stock options generally vest in four equal installments on the first four anniversaries of the grant date based on continued employment and expire ten years after the grant date. Our option plan specifically precludes the re-pricing of stock options, absent stockholder approval. All stock options granted have an exercise price at least equal to the closing price of our stock on the grant date.

All Other Compensation. Employees participating in the 401(k) plan, including the NEOs, receive company matching payment of $0.50 per $1.00 of the employee’s contributions up to 6% of base salary. All employees, including the NEOs, receive a cash service anniversary award upon their 5th anniversary of continued employment with us.

See the disclosure under “Compensation Discussion and Analysis” above for a more complete description of the amounts earned or awards granted, as well as an explanation of the amount of salary and incentive plan payouts in proportion to the total compensation for each NEO.

2015 Option Exercises and Stock Vested Table

The following table summarizes RSUs vested during 2015 for each NEO. No stock options were exercised by our NEOs during 2015.

	RSU Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Michael D. Burger	9,546	$132,302
Jeff A. Killian	4,209	64,985
Ellen Raim	3,107	48,329

(1)	This amount represents the fair value of our common stock on the date of vest multiplied by the number of shares that vested.

Outstanding Equity Awards Table at December 31, 2015

The following table provides certain information about equity awards held by the NEOs as of December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/ Sh.)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael D. Burger	200,000	—		$4.14	08/13/20	—		$—	—		$—
	11,644	—		6.28	02/03/21	—		—	—		—
	75,000	25,000	(1)	3.63	02/03/22	—		—	—		—
	42,500	42,500	(2)	7.53	02/01/23	—		—	—		—
	15,000	45,000	(3)	9.61	02/07/24	—		—	—		—
	—	26,000	(4)	14.34	02/06/25			—	—		—
	—	—		—	—	523	(5)	8,499	—		—
	—	—		—	—	9,500	(6)	154,375	—		—
	—	—		—	—	11,250	(7)	182,813	—		—
	—	—		—	—	24,400	(8)	396,500	—		—
	—	—		—	—	—		—	14,000	(9)	227,500
Jeff A. Killian	9,517	—		6.28	02/03/21	—		—	—		—
	40,000	—		2.91	11/10/21	—		—	—		—
	26,250	8,750	(10)	5.15	11/08/22	—		—	—		—
	10,500	10,500	(11)	10.88	11/12/23	—		—	—		—
	—	13,700	(12)	14.34	02/06/25	—		—	—		—
	—	—		—	—	392	(13)	6,370	—		—
	—	—		—	—	2,175	(14)	35,344	—		—
	—	—		—	—	2,500	(15)	40,625	—		—
	—	—		—	—	7,850	(16)	127,563	—		—
	—	—		—	—	—		—	7,000	(9)	113,750
Ellen Raim	4,884	—		6.28	02/03/21	—		—	—		—
	30,000	—		2.91	11/10/21	—		—	—		—
	21,000	7,000	(17)	5.15	11/08/22	—		—	—		—
	9,000	9,000	(18)	10.88	11/12/23	—		—	—		—
	—	9,750	(19)	14.34	02/06/25	—		—	—		—
	—	—		—	—	191	(20)	3,104	—		—
	—	—		—	—	1,725	(21)	28,031	—		—
	—	—		—	—	2,000	(22)	32,500	—		—
	—	—		—	—	5,600	(23)	91,000	—		—
	—	—		—	—	—		—	3,500	(9)	56,875

(1)	This award vested on February 3, 2016.
(2)	This award vested as to 21,250 shares on February 1, 2016 and vests as to an additional 21,250 shares on February 1, 2017.
(3)	This award vested as to 15,000 shares on February 7, 2016 and vests as to an additional 15,000 shares on each of February 7, 2017 and 2018.
(4)	This award vested as to 6,500 shares on February 6, 2016 and vests as to an additional 6,500 shares on each of February 6, 2017, 2018 and 2019.
(5)	This award vested on February 3, 2016.
(6)	This award vested as to 4,750 shares on January 31, 2016 and vests as to an additional 4,750 shares on January 31, 2017.
(7)	This award vested as to 3,750 shares on February 7, 2016 and vests as to an additional 3,750 shares on each of February 7, 2017 and 2018.
(8)	This award vested as to 6,100 shares on February 6, 2016 and vests as to an additional 6,100 shares on each of February 6, 2017, 2018 and 2019.
(9)	This award vests, between 0% and 100% of the shares awarded, based on the achievement level of performance criteria specified in the award document as described more fully above in “Compensation Discussion and Analysis.”
(10)	This award vests on November 8 2016.

(11)	This award vests as to 5,250 shares on each of November 12, 2016 and 2017.
(12)	This award vested as to 3,425 shares on February 6, 2016 and vests as to an additional 3,425 shares on each of February 6, 2017, 2018 and 2019.
(13)	This award vested on February 3, 2016.
(14)	This award vests on each of November 8, 2016.
(15)	This award vests as to 1,250 shares on each of November 12, 2016 and 2017.
(16)	This award vested as to 1,963 shares on February 6, 2016 and vests as to 1,963 shares on February 6, 2017, 1,962 shares on February 6, 2018 and 1,962 shares on February 6, 2019.
(17)	This award vests on November 8, 2016.
(18)	This award vests as to 4,500 shares on each of November 12, 2016 and 2017.
(19)	This award vested as to 2,438 shares on February 6, 2016 and vests as to 2,438 shares on February 6, 2017, 2,437 shares on February 6, 2018 and 2,437 shares on February 6, 2019.
(20)	This award vested on February 3, 2016.
(21)	This award vests on November 8, 2016.
(22)	This award vests as to 1,000 shares on each of November 12, 2016 and 2017.
(23)	This award vested as to 1,400 shares on February 6, 2016 and vests as to an additional 1,400 shares on each of February 6, 2017, 2018 and 2019

Potential Payments Upon Termination Or Change In Control

Michael D. Burger Employment Agreement

Pursuant to his Employment Agreement, if Mr. Burger’s employment is terminated without “cause” (as defined in the Employment Agreement), or if Mr. Burger terminates his employment for “good reason” (as defined in the Employment Agreement), he will be entitled to severance pay in the amount of 12-months’ base salary. If Mr. Burger terminates after the end of the incentive plan period, but before the incentive payment date, his cash severance payment will be increased by an amount equal to the incentive award he would have otherwise been entitled to receive had he remained employed through the incentive payment date. If Mr. Burger terminates before the end of the incentive plan period, his cash severance payment will be increased by an amount equal to 100% of the target incentive award for the incentive plan period. In addition, the RSU and PSU grants, stock options and other equity awards held by Mr. Burger that would have vested if Mr. Burger had remained an employee after the termination date for an additional 36 months, will accelerate and become immediately exercisable.

If, during the one-year period after a “change in control” (as defined in the Employment Agreement), Mr. Burger terminates his employment for “good reason” (as defined in the Employment Agreement) or if Mr. Burger’s employment is terminated by us for any reason other than death, disability or cause (as defined in the Employment Agreement), then he will be entitled to severance pay in the amount of 12 months’ base salary. If Mr. Burger terminates after the end of the incentive plan period, but before the incentive payment date, his cash severance payment will be increased by an amount equal to the incentive award he would have otherwise been entitled to receive had he remained employed through the incentive payment date. If Mr. Burger terminates before the end of the incentive plan period, his cash severance payment will be increased by an amount equal to 100% of the current target incentive award for the incentive plan period. In addition, all RSU and PSU grants, stock options and other equity awards held by Mr. Burger at the time of his termination will immediately accelerate and become fully vested and exercisable and will remain exercisable until the earlier of 12 months following termination and such stock option’s stated expiration date.

Upon a termination of his employment, whether for “good reason” or after a “change in control,” Mr. Burger generally would also be entitled to payment of premiums for continuation of his health and life insurance benefits for a period of 18 months and career counseling benefits of up to $12,500.

Change in Control Agreement for Other Executive Officers

All of our executive officers other than Mr. Burger are covered by our standard Amended and Restated Change in Control Severance Agreement (the “Change in Control Agreement”), which provides for the following benefits if, during the one-year period after a “change in control” (as defined in the Change in Control Agreement), the executive terminates his or her employment for “good reason” (as defined in the Change in Control Agreement) or if the executive’s employment is terminated by us for any reason other than death, disability or cause (as defined in the Change in Control Agreement):

•	cash severance payment equal to the sum of:

-	12 months’ base salary; and

-	100% of the executive’s current target incentive bonus;

•	acceleration of vesting of all then unvested stock options, RSUs, PSUs and other equity awards and the continuation of exercisability of such awards until the earlier of 12 months following termination and such stock option’s stated expiration date; and

•	continuation of health and life insurance benefits for a period of 12 months.

Severance Guidelines

In the event that we terminate the employment of an NEO, other than the CEO, in connection with a change in our business or management structure that results in the elimination of the NEO’s position, other than in connection with a change in control, we generally offer to pay a lump-sum cash severance payment in an amount representing approximately 6 months of the NEO’s current base salary plus an amount equal to a pro-rated portion of the NEO’s target short-term cash incentive award, plus an additional amount equal to 6 months of premium payments for continued health insurance coverage. We also typically offer to provide 6 months of outplacement services.

Potential Payments Upon Termination Following Change in Control

The following table sets forth quantitative estimates of the benefits that would have accrued to our named executive officers as of December 31, 2015 if their employment had been terminated by us without cause or if they experienced a constructive termination, each within 12 months following a change in control on December 31, 2015:

Name	Cash severance benefits	Value of benefits continuation		Number of options that would vest	Intrinsic value of options that would vest(1)	Number of RSUs and PSUs that would vest	Value of RSUs and PSUs that would vest(2)	Total severance benefits
Michael D. Burger	$837,776	$5,000	(3)	138,500	$1,034,560	59,673	$969,686	$2,847,022
Jeff A. Killian	471,200	30,713		32,950	179,677	19,917	323,651	1,005,241
Ellen Raim	375,000	30,713		25,750	144,653	13,016	211,510	761,876

(1)	Intrinsic value is calculated as the difference between the fair value of a share of common stock underlying the options subject to accelerated vesting on December 31, 2015 and the exercise price of these options, multiplied by the number of unvested shares.
(2)	Value of RSU and PSU awards that would vest is calculated as the number of shares that would vest multiplied by the closing market price of our common stock on December 31, 2015.
(3)	Beginning in 2016, Mr. Burger elected health insurance coverage under the Cascade Microtech plan, and these health insurance benefits represent approximately $34,000 of additional benefits that will accrue to Mr. Burger in the event of a qualifying termination of employment.

Potential Payments Upon Termination Not Following Change in Control

The following table sets forth quantitative estimates of the benefits that would have accrued to our named executive officers as of December 31, 2015 if their employment had been terminated by us without cause or if they experienced a constructive termination, not following a change in control on December 31, 2015:

Name	Cash severance benefits	Value of benefits continuation		Number of options that would vest	Intrinsic value of options that would vest(1)	Number of RSUs and PSUs that would vest	Value of RSUs and PSUs that would vest(2)	Total severance benefits
Michael D. Burger	$750,000	$5,000	(3)	132,000	$1,022,145	39,573	$643,061	$2,420,206
Jeff A. Killian	—	—		—	—	—	—	—
Ellen Raim	—	—		—	—	—	—	—

(1)	Intrinsic value is calculated as the difference between the fair value of a share of common stock underlying the options subject to accelerated vesting on December 31, 2015 and the exercise price of these options, multiplied by the number of unvested shares.
(2)	Value of restricted stock that would vest is calculated as the number of shares that would vest multiplied by the closing market price of our common stock on December 31, 2015.
(3)	Beginning in 2016, Mr. Burger elected health insurance coverage under the Cascade Microtech plan, and these health insurance benefits represent approximately $34,000 of additional benefits that will accrue to Mr. Burger in the event of a qualifying termination of employment.

2015 Director Compensation

During 2015, non-employee director compensation was as follows:

•	$30,000 annual retainer;

•	$1,000 for each Board meeting attended in person or $500 by phone;

•	$500 for each committee meeting attended, whether in person or by phone;

•	$10,000 annual retainer for each committee chairperson;

•	$35,000 annual retainer for the Chairman of the Board; and

•	5,000 RSUs that vest quarterly over one year.

Directors who are employees do not receive any compensation for their service on the Board. All directors are reimbursed for their expenses in attending meetings of our Board of Directors.

The following table summarizes compensation earned by members of our Board of Directors related to their 2015 service:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Dr. John Y. Chen	$45,000	$68,050	$113,050
J.D. Delafield	57,250	68,050	125,300
Raymond A. Link	57,750	68,050	125,800
Martin L. Rapp	46,000	68,050	114,050
Dr. William R. Spivey	89,250	68,050	157,300
Eric W. Strid	42,500	68,050	110,550

(1)	The dollar amounts reflect the grant date fair value of RSU awards granted in 2015, calculated pursuant to FASB ASC Topic 718, excluding the effect of any estimated forfeitures. The assumptions made in determining the grant date fair value and other stock-based compensation information are disclosed in Notes 1 and 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following unvested RSU awards were outstanding at December 31, 2015 for non-employee directors:

Name	Unvested RSU Awards (#)
Dr. John Y. Chen	2,500
J.D. Delafield	2,500
Raymond A. Link	2,500
Martin L. Rapp	9,166
Dr. William R. Spivey	2,500
Eric W. Strid	2,500

Compensation Committee Interlocks and Insider Participation

During 2015, our Compensation Committee consisted of Mr. Link (Chair), Dr. Chen and Mr. Rapp, each of whom is an “independent director” under applicable Nasdaq Stock Market (“Nasdaq”) rules. None of the members of our Compensation Committee is, or has at any time been, an officer or employee of ours. None of our executive officers currently serve, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, included in this annual report on Form 10-K/A, with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the year ended December 31, 2015.

Submitted by the Compensation Committee of the Board of Directors:

Mr. Raymond A. Link (Chair)      Dr. John Y. Chen         Mr. Martin L. Rapp

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A		B		C
Equity compensation plans approved by shareholders(1)	1,407,906	(2)	$6.65	(3)	2,321,524	(4)
Equity compensation plans not approved by shareholders(5)	—		—		—

Total	1,407,906		$6.65		2,321,524

(1)	Consists of our 2000 Stock Incentive Plan, 2010 Stock Incentive Plan and our 2013 Employee Share Purchase Plan (the “2013 ESPP”).

(2)	Includes 918,798 options outstanding and 489,108 unvested RSUs. Excludes purchase rights accruing under the 2013 ESPP. Under the 2013 ESPP, each eligible employee may purchase shares of our common stock at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the fair market value of the common stock on the enrollment date for the offering period in which that semi-annual purchase date occurs or (ii) the fair market value on the semi-annual purchase date.
(3)	Excludes the 2013 ESPP and RSUs.
(4)	Represents an aggregate of 1,460,761 shares of common stock available for issuance under our 2010 Stock Incentive Plan and 860,763 shares of common stock available for purchase under our 2013 ESPP.
(5)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2016, certain information with respect to ownership of our common stock of (i) each director; (ii) the “named executive officers” (as defined under “Executive Compensation”); (iii) all persons known by us to be beneficial owners of more than 5% of our common stock; and (iv) all current executive officers and directors as a group. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the common stock owned by them. Unless otherwise indicated, the address of each holder is c/o 9100 S.W. Gemini Drive, Beaverton, Oregon 97008.

	Common Stock (1)
Name and Address of Beneficial Owner	Number of Shares (2)	Percent of Shares Outstanding
Wellington Management Group LLP (3) 280 Congress Street Boston, MA 02210	1,744,081	11.0%

Dimensional Fund Advisors (4) 6300 Bee Cave Road Austin, TX 78746	1,182,630	7.4%

John D. (“J.D.”) Delafield (5) Delafield Hambrecht, Inc. 701 Fifth Avenue, Suite 3800 Seattle, WA 98104	994,169	6.3%

Paragon Associates and Paragon Associates II Joint Venture (6) 500 Crescent Court, Suite 260 Dallas, TX 75201	933,180	5.9%

Renaissance Technologies LLC (7) 800 Third Avenue New York, NY 10022	830,600	5.2%

Royce & Associates, LLC (8) 745 Fifth Avenue New York, NY 10151	824,884	5.2%

Brown Trout Management, LLC (9) 311 South Wacker Drive Suite 6025 Chicago, IL 60606	818,861	5.1%

Eric W. Strid (10)	698,724	4.4%
Michael D. Burger	502,186	3.1%
Dr. William R. Spivey	147,798	*
Jeff A. Killian	142,521	*
Ellen Raim	92,851	*
Raymond A. Link	55,800	*
Dr. John Y. Chen	34,999	*
Martin L. Rapp	16,667	*

All current executive officers and directors as a group (9 people)	2,686,965	16.3%

*	Less than one percent

(1)	Applicable percentage of ownership is based on 15,911,672 shares of common stock outstanding as of March 31, 2016 together with applicable options and RSUs for such shareholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock that the shareholder has the right to acquire within 60 days after March 31, 2016 are deemed outstanding for computing the percentage ownership of the shareholder holding such rights, but are not deemed outstanding for computing the percentage of any other shareholder.
(2)	Includes shares of common stock subject to RSUs that will vest and options exercisable within 60 days after March 31, 2016 as follows:

Name	RSUs	Options
John D. (“J.D.”) Delafield	1,250	—
Eric Strid	1,250	—
Michael D. Burger	—	411,894
Dr. William R. Spivey	1,250	—
Jeff A. Killian	—	89,692
Ellen Raim	—	67,322
Raymond A. Link	1,250	—
Dr. John Y. Chen	1,250	—
Martin L. Rapp	4,583	—
All current executive officers and directors as a group	10,833	568,908

(3)	This information is based on a Schedule 13G/A filed by Wellington Management Group LLP (“Wellington”), a Registered Investment Advisor, with the SEC on February 11, 2016. Wellington has shared voting power with respect to 1,162,109 shares and shared dispositive power with respect to all 1,744,081 shares.
(4)	This information is based on a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”), a Registered Investment Advisor, with the SEC on February 9, 2016. Dimensional has sole voting power with respect to 1,150,178 shares and sole dispositive power with respect to all 1,182,630 shares.
(5)	This information is based on a Schedule 13G/A filed by Delafield Hambrecht, Inc. (“DHI”) with the SEC on March 10, 2016. Delafield Hambrecht Partners Fund (“DHPF”) is the beneficial owner of 886,819 shares. DH Partners, LLC (“DHP”) and DHI may be deemed to be beneficial owners of the 886,819 shares owned by DHPF. Mr. Delafield also beneficially owns 107,350 shares, and may therefore be deemed to be the beneficial owner of all 994,169 shares. Mr. Delafield is the control person of DHI. DHPF is an investment advisor and DHP is the sole general partner of DHPF. DHI is the manager of DHP. DHI, DHP, DHPF and Mr. Delafield have shared voting and dispositive power with respect to the 886,819 shares held by DHPF. Mr. Delafield has sole voting and dispositive power with respect to an additional 105,850 shares and shares voting and dispositive power with his wife as to the remaining 1,500 shares.
(6)	This information is based on a Schedule 13F filed by Paragon Associates (“Paragon”) and Paragon Associates II Joint Venture (“Paragon JV”) with the SEC on February 16, 2016. Paragon and Paragon JV have sole voting and dispositive power with respect to all 933,180 shares.
(7)	This information is based on a Schedule 13G filed by Renaissance Technologies LLC (“Renaissance”), a Registered Investment Advisor, with the SEC on February 12, 2016. Renaissance has sole voting power with respect to 789,293 shares and sole dispositive power with respect to 813,853 shares.
(8)	This information is based on a Schedule 13G/A filed by Royce & Associates, LLC (“Royce”), a Registered Investment Advisor, with the SEC on January 12, 2016. Royce has sole voting and dispositive power with respect to all 824,884 shares.
(9)	This information is based on a Schedule 13G filed by Brown Trout Management, LLC (“Brown Trout”), a Registered Investment Advisor, with the SEC on March 8, 2016. Mr. Steven R. Gerbel, as the sole owner of Brown Trout, may be deemed to beneficially own the 818,861 shares. Brown Trout and Mr. Gerbel have shared voting and dispositive power with respect to all 818,861 shares.
(10)	All shares are held jointly with Mr. Strid’s wife and as trustee of the Strid Charitable Remainder Unitrust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approving Transactions with Related Parties

The Nominating and Corporate Governance Committee of the Board of Directors has the responsibility to consider questions of possible conflicts of interest of our Board members and senior executives, but neither the Nominating and Corporate Governance Committee nor the Board of Directors has adopted a written policy or procedures governing approval of transactions with related persons.

Certain Relationships and Related Transactions

During 2015, we sold $768,000 of equipment to Raytheon, Inc. (“Raytheon”) and, as of December 31, 2015, Raytheon owed us $336,000. Dr. William R. Spivey, a member of our Board of Directors, is also on the Board of Directors of Raytheon.

Director Independence

The Board of Directors has determined that each of the following directors is an “independent director” under applicable Nasdaq Stock Market (“Nasdaq”) rules: Dr. John Y. Chen, John D. (“J.D.”) Delafield, Raymond A. Link, Martin L. Rapp and Dr. William R. Spivey. The Board of Directors has also determined that each member of the three standing committees of the Board of Directors meets the independence requirements applicable to those committees as prescribed by Nasdaq and the Securities and Exchange Commission (“SEC”). The independent directors hold regularly scheduled meetings throughout the year at which only the independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The following table shows KPMG LLP’s billings to us for audit and other services for 2015 and 2014:

	2015	% Pre-approved by Audit Committee	2014	% Pre-approved by Audit Committee
Audit Fees(1)	$862,000	100%	$746,500	100%
Audit-Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

	$862,000		$746,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and the effectiveness of our internal control over financial reporting, review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. We do not engage our independent registered public accounting firm to render audit or permissible non-audit services pursuant to pre-approval policies or procedures or otherwise, unless the engagement to provide such services has been approved by the Audit Committee in advance. As such, the engagement of KPMG LLP to render the services described in the categories above was approved by the Audit Committee in advance of the rendering of the services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

Financial statements were previously filed with our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 7, 2016.

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

2.1	Agreement on the Sale and Transfer of All of the Shares in ATT Advance Temperature Test Systems GmbH dated October 1, 2013. Incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on October 3, 2013.

2.2	Agreement and Plan of Merger, dated February 3, 2016, by and among Cascade Microtech, Inc., FormFactor, Inc. and Cardinal Merger Subsidiary, Inc. Incorporated by reference to Exhibit 2.1 to our Form 8-K as filed with the Securities and Exchange Commission on February 9, 2016.

3.1	Third Amended and Restated Articles of Incorporation of Cascade Microtech, Inc. Incorporated by reference to Exhibit 3.1 to our Form 8-K filed December 23, 2004.

3.2	Second Amended and Restated Bylaws of Cascade Microtech, Inc., as amended March 31, 2006. Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the quarterly period ended March 31, 2006 and filed with the Securities and Exchange Commission on May 10, 2006.

3.3	Second Amendment to Second Amended and Restated Bylaws of Cascade Microtech, Inc. dated November 16, 2007. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 21, 2007.

4.1	Reference is made to Exhibit 3.1.

10.1*	Form of Indemnity Agreement between Cascade Microtech, Inc. and each of its Officers and Directors. Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on October 2, 2000.

10.2*	Cascade Microtech, Inc. 2000 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on May 20, 2009.

10.3*	Cascade Microtech, Inc. 2010 Stock Incentive Plan, as amended, effective as of May 8, 2015. Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders filed on April 6, 2015.

10.4*	Cascade Microtech, Inc. 2013 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A for the 2013 Annual Meeting of Shareholders filed on April 8, 2013.

10.5*	Cascade Microtech, Inc. 2013 Employee Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013 and filed May 8, 2013.

10.6*	Amended Executive Employment Agreement dated July 6, 2013 between Cascade Microtech, Inc. and Michael D. Burger. Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.7*	Amendment No. 1 to Amended Executive Employment Agreement between Cascade Microtech, Inc. and Michael D. Burger, effective April 21, 2015. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2015 and filed August 6, 2015.

10.8*	Form of Amended and Restated Change in Control Severance Agreement for executive officers dated August 29, 2012 (together with an attached Appendix that lists material details by which the individual contracts, which are substantially identical in all material respects, differ from the form). Incorporated by reference to Exhibit 10.9 to our Form 10-K for the year ended December 31, 2012 and filed March 4, 2013.

10.9	Lease Agreements I and II between Amberjack, Ltd. And Cascade Microtech, Inc. dated August 20, 1997, and Amendment No. 2 to Lease Agreement I dated July 23, 1998, and Amendment No. 2 to Lease Agreement II dated April 12, 1999. Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed October 2, 2000.

10.10	Third Amendment dated August 11, 2006 to Lease Agreement I dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

Exhibit No.	Description

10.11	Third Amendment dated August 11, 2006 to Lease Agreement II dated August 20, 1997 between Amberjack, LTD. And Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2006 and filed November 9, 2006.

10.12	Assignment, Assumption and Amendment of Lease dated as of September 22, 2011 by and among Cascade Microtech, Inc. and R&D Sockets, Inc. Incorporated by reference to Exhibit 10.1 to our Form 8-K as filed with the Securities and Exchange Commission on September 26, 2011.

10.13	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2011 and filed August 10, 2011.

10.14	Line of Credit agreement dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.15	Line of Credit Note dated August 8, 2013 between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended September 30, 2013 and filed November 7, 2013.

10.16	Amendment to Credit Agreement, dated March 5, 2015, between JPMorgan Chase Bank, N.A. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2015 and filed August 6, 2015.

10.17	Lease dated April 2, 1999 between Spieker Properties, L.P. and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.8 to our Form S-1 filed October 2, 2000.

10.18	First amendment to Lease dated January 10, 2007, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.1 to our form 10-Q for the quarterly period ended March 31, 2014 and filed May 9, 2014.

10.19	Second amendment to Lease dated February 25, 2013, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our form 10-Q for the quarterly period ended March 31, 2013 and filed May 8, 2013.

10.20	Third amendment to Lease dated January 23, 2014, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.2 to our form 10-Q for the quarterly period ended March 31, 2014 and filed May 9, 2014.

10.21	Fourth amendment to Lease dated March 31, 2014, between Nimbus Center LLC and Cascade Microtech, Inc. Incorporated by reference to Exhibit 10.3 to our form 10-Q for the quarterly period ended March 31, 2014 and filed May 9, 2014.

10.22**	Fifth amendment to Lease dated September 24, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.

10.23**	Sixth amendment to Lease dated July 8, 2015, between Nimbus Center LLC and Cascade Microtech, Inc.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14 to our Form 10-K for the year ended December 31, 2004 and filed March 29, 2005.

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management or compensatory arrangement.
**	Previously filed with our Form 10-K for the year ended December 31, 2015 and filed March 7, 2016

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cascade Microtech, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2016:

CASCADE MICROTECH, INC.
(Registrant)

By:	/s/ MICHAEL D. BURGER
Michael D. Burger Director, President and Chief Executive Officer (Principal Executive Officer)