Form 10-Q
period 2016-03-31
CASCADE MICROTECH INC
filed 2016-05-04
CIK 864559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell comp any (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 29, 2016 was 15,911,672.

CASCADE MICROTECH, INC.

PART I - FINANCIAL INFORMATION

Cascade Microtech, Inc.

Condensed Consolidated Balance Sheets

(Unaudited, In thousands)

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$34,905	$32,107
Short-term marketable securities	3,560	3,658
Restricted cash	11	10
Accounts receivable, net of allowances of $253 and $279	25,392	27,716
Inventories	25,402	23,229
Prepaid expenses and other	5,846	6,597

Total Current Assets	95,116	93,317

Fixed assets, net of accumulated depreciation of $29,182 and $28,442	13,326	12,256
Goodwill	12,069	11,592
Purchased intangible assets, net of accumulated amortization of $8,149 and $7,403	8,920	9,143
Deferred income taxes	5,345	5,326
Other assets	697	677

Total Assets	$135,473	$132,311

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$7,480	$8,834
Deferred revenue	2,757	1,617
Accrued liabilities	8,418	8,488

Total Current Liabilities	18,655	18,939

Deferred revenue	519	555
Deferred income taxes	1,920	1,840
Other long-term liabilities	1,455	1,581

Total Liabilities	22,549	22,915

Shareholders’ Equity:
Common stock, $0.01 par value. Authorized 100,000 shares; issued and outstanding: 15,912 and 15,871	159	159
Additional paid-in capital	103,616	103,195
Accumulated other comprehensive loss	(4,136)	(5,251)
Retained earnings	13,285	11,293

Total Shareholders’ Equity	112,924	109,396

Total Liabilities and Shareholders’ Equity	$135,473	$132,311

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Operations

(Unaudited, In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenue	$34,803	$31,742
Cost of sales	14,122	14,720

Gross profit	20,681	17,022

Operating expenses:
Research and development	5,144	3,676
Selling, general and administrative	12,660	10,547

Total operating expenses	17,804	14,223

Income from operations	2,877	2,799

Other income (expense):
Interest income (expense), net	11	(14)
Other, net	(87)	231

Total other income (expense), net	(76)	217

Income before income taxes	2,801	3,016
Income tax expense	809	843

Net income	$1,992	$2,173

Basic net income per share	$0.13	$0.13

Diluted net income per share	$0.12	$0.13

Shares used in per share calculations:
Basic	15,893	16,523

Diluted	16,516	17,037

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income	$1,992	$2,173
Other comprehensive income (loss):
Unrealized holding gains	4	2
Change in cumulative translation adjustment	1,111	(2,363)

	1,115	(2,361)

Comprehensive income (loss)	$3,107	$(188)

See accompanying Notes to Condensed Consolidated Financial Statements.

Cascade Microtech, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,992	$2,173
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	912	750
Amortization	550	647
Stock-based compensation	760	587
Deferred income taxes	(1)	39
(Increase) decrease in:
Accounts receivable, net	2,403	(653)
Inventories	(2,275)	498
Prepaid expenses and other	837	(160)
Increase (decrease) in:
Accounts payable	(1,470)	619
Deferred revenue	1,104	(353)
Accrued and other long-term liabilities	(343)	(1,636)

Net cash provided by operating activities	4,469	2,511

Cash flows from investing activities:
Purchase of marketable securities	(2,535)	(5,829)
Proceeds from sale of marketable securities	2,637	603
Purchase of fixed assets	(1,922)	(543)

Net cash used in investing activities	(1,820)	(5,769)

Cash flows from financing activities:
Witholding taxes paid on net settlement of vested restricted stock units	(372)	(217)
Proceeds from issuances of common stock	171	277
Cash paid for repurchase of common stock	(138)	—

Net cash provided by (used in) financing activities	(339)	60

Effect of exchange rate changes on cash and cash equivalents	488	(830)

Increase (decrease) in cash and cash equivalents	2,798	(4,028)

Cash and cash equivalents:
Beginning of period	32,107	38,107

End of period	$34,905	$34,079

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,054	$1,744
Supplemental disclosure of non-cash information:
Fixed asset purchases included in accounts payable	$1,010	$1,442
Transfer from inventory to fixed assets	15	—

See accompanying Notes to Condensed Consolidated Financial Statements.

CASCADE MICROTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial information included herein has been prepared by Cascade Microtech, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2015 is derived from our 2015 Annual Report on Form 10-K. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Inventory charges were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Inventory charges	$21	$100

Inventories consisted of the following (in thousands):

	March 31,	December 31
	2016	2015
Raw materials	$14,732	$14,767
Work-in-process	3,855	2,793
Finished goods	6,815	5,669

	$25,402	$23,229

Note 3. Net Income Per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended March 31,
	2016	2015
Shares used to calculate basic net income per share	15,893	16,523
Dilutive effect of outstanding stock options and restricted stock units (“RSUs”)	623	514

Shares used to calculate diluted net income per share	16,516	17,037

Securities not included as they would have been antidilutive	751	886

Note 4. Product Warranty

We estimate a liability for costs to repair or replace products under warranty for periods ranging from 90 days to one year when the related product revenue is recognized. The liability for product warranties is calculated as a percentage of sales. The percentage is based on historical product repair costs. The liability for product warranties is included in Accrued liabilities in our Condensed Consolidated Balance Sheets.

Product warranty activity was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Warranty accrual, beginning of period	$816	$797
Reductions for warranty charges	(252)	(355)
Additions to warranty reserve	218	379

Warranty accrual, end of period	$782	$821

Note 5. Goodwill and Purchased Intangible Assets

Goodwill

The change in goodwill was as follows (in thousands):

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Balance, beginning of period	$11,592	$12,823
Effect of exchange rate changes	477	(1,231)

Balance, end of period	$12,069	$11,592

Purchased Intangible Assets

Purchased intangible assets, net included the following (in thousands):

	March 31,	December 31,
	2016	2015
Customer relationships	$4,135	$4,016
Core technology	11,910	11,549
Trademarks and tradenames	1,024	981

	17,069	16,546
Less accumulated amortization	(8,149)	(7,403)

	$8,920	$9,143

Intangible asset amortization is a component of Selling, general and administrative expense and was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Intangible amortization	$550	$647

The estimated amortization of intangible assets is as follows over the next five years and thereafter (in thousands):

Remainder of 2016	$1,647
2017	2,196
2018	2,118
2019	1,649
2020	568
Thereafter	742

$8,920

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued compensation and benefits	$3,925	$4,254
Accrued sales taxes	835	1,300
Unrealized losses on foreign currency forward contracts	1,006	—
Accrued income taxes	1,015	1,211
Accrued warranty	782	816
Other	855	907

	$8,418	$8,488

Note 7. Stock-Based Compensation and Stock-Based Plans

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of sales	$49	$27
Research and development	109	64
Selling, general and administrative	602	496

	$760	$587

Stock Incentive Plans

Stock option activity for the first three months of 2016 was as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2015	918,798	$6.65
Granted	—	—
Exercised	(10,982)	13.53
Forfeited	—	—

Outstanding at March 31, 2016	907,816	6.56

RSU activity for the first three months of 2016 was as follows:

	RSUs	Weighted Average Grant Date Per Share Fair Value
Outstanding at December 31, 2015	489,108	$12.04
Granted	37,200	19.49
Vested	(57,738)	10.25
Forfeited	(1,712)	12.17

Outstanding at March 31, 2016	466,858	12.85

As of March 31, 2016, total unrecognized stock-based compensation related to outstanding, but unvested, stock options and RSUs was $5.3 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

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

Revenue and operating income information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended March 31, 2016
Revenue	$17,554	$17,249	$—	$34,803
Gross profit	$9,285	$11,396	$—	$20,681
Gross margin	52.9%	66.1%	—	59.4%
Income (loss) from operations	$1,266	$6,690	$(5,079)	$2,877

Three Months Ended March 31, 2015
Revenue	$17,470	$14,272	$—	$31,742
Gross profit	$8,494	$8,528	$—	$17,022
Gross margin	48.6%	59.8%	—	53.6%
Income (loss) from operations	$1,496	$5,087	$(3,784)	$2,799

We had one customer which represented approximately 17% of our revenue for the three-month period ended March 31, 2016. However, no customer accounted for 10% or greater of our total revenue in the three-month period ended March 31, 2015.

Note 9. Fair Value Measurements

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The disclosures related to our financial assets and (liabilities) that are reported at fair value on a recurring basis are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Fair Value	Input Level	Fair Value	Input Level
Marketable securities – corporate equities	$4	Level 1	$5	Level 1
Marketable securities – corporate obligations	$498	Level 2	$1,871	Level 2
Marketable securities – U.S. treasury securities	$2,036	Level 2	$—	Level 2
Marketable securities – U.S. agency securities	$1,022	Level 2	$1,782	Level 2
Forward sale contracts for Japanese yen	$(109)	Level 2	$(52)	Level 2
Forward purchase contract for euro	$53	Level 2	$(66)	Level 2
Forward sale contract for euro	$(950)	Level 2	$896	Level 2

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

No changes were made to our valuation techniques during the first quarter of 2016.

Note 10. Stock Repurchase Program

In August 2015, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $15.0 million of our common stock. During January 2016, we (a) repurchased 8,736 shares at a weighted average price of $15.82 per share for a total of $0.1 million under a Rule 10b5-1 plan; and (b) terminated the Rule 10b5-1 plan. As of March 31, 2016, $2.7 million remained available for stock repurchases under the program. However, pursuant to the terms of the merger described in Note 11, we have suspended the stock repurchasing program. This program does not have an expiration date.

Note 11. Merger Agreement

On February 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FormFactor, Inc., a Delaware corporation (“FormFactor”), and Cardinal Merger Subsidiary, Inc., an Oregon corporation and a wholly owned subsidiary of FormFactor (“Merger Sub”). The Merger Agreement provides for, among other things, the merger of Merger Sub with and into Cascade Microtech, Inc., with Cascade Microtech, Inc. continuing as the surviving corporation (the “Merger”). Subject to the terms and conditions of the Merger Agreement, each outstanding share of our common stock will be converted into the right to receive (a) $16.00 in cash, without interest, and (b) 0.6534 shares of FormFactor common stock, subject to adjustment. Our board of directors, by unanimous vote, approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) for the Merger Agreement expired on March 21, 2016.

A description of the Merger Agreement is included in our Current Report on Form 8-K filed with the SEC on February 9, 2016, and a copy of the Merger Agreement is attached as Exhibit 2.1 to that report.

Note 12. Contingencies

Since the public announcement of the proposed Merger between us and FormFactor on February 4, 2016, plaintiffs have filed two putative shareholder class action lawsuits against us, our directors, FormFactor and Merger Sub in connection with our entry into the Merger Agreement with FormFactor. The first lawsuit was filed in Washington County Circuit Court in the State of Oregon on March 8, 2016. The second lawsuit was filed in Multnomah County Circuit Court in the State of Oregon on April 8, 2016.

The plaintiffs in both lawsuits allege that the individual members of our board of directors breached their fiduciary duties to our shareholders by approving the proposed Merger for inadequate consideration; approving the Merger to obtain unique benefits not shared equally with our other shareholders; failing to take steps to maximize the value paid to our shareholders; failing to take steps to ensure a fair process leading up to the proposed Merger; and agreeing to preclusive deal protection devices in the Merger Agreement. The lawsuits also allege claims against FormFactor and Merger Sub for aiding and abetting our directors’ alleged breaches of their fiduciary duties. The second lawsuit also includes allegations that our directors breached their fiduciary duties by failing to disclose material information about the Merger in the Form S-4/proxy statement/prospectus filed by FormFactor with the SEC on April 1, 2016. The plaintiffs seek, among other things, injunctive relief prohibiting completion of the Merger, rescission of the Merger if it is completed, and an accounting by defendants, plaintiffs’ attorney’s fees and costs, and other relief.

At the request of the plaintiff in the first lawsuit, the court dismissed the first lawsuit without prejudice on April 22, 2016. The litigation will proceed in Multnomah County Circuit Court with the complaint in the second lawsuit as the operative complaint.

Based on the early stage of the second lawsuit, the amount or range of reasonably possible losses to which we may be exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact to us, if any, remains uncertain at this time. We maintain a directors and officers insurance policy that provides coverage for claims such as those alleged in the complaint, subject to coverage defenses, policy limits and a deductible. Regardless of the outcome of the claims, the defense of the claims may cause us to incur costs and divert resources and the attention of management from our business.

We intend to vigorously defend against the claims in the litigation.

Note 13. Recent Accounting Guidance

ASU 2016-10

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies aspects of Topic 606 related to identifying performance obligations and the licensing implementation guidance, while retaining the related core principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements in ASU 2014-09. While we do not expect the adoption of ASU 2016-10 to have a material effect on our business, we are still evaluating any potential impact that adoption of ASU 2016-10 may have on our financial position, results of operations or cash flows.

ASU 2016-09

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of ASU 2016-09 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. While we do not expect the adoption of ASU 2016-02 to have a material effect on our business, we are still evaluating any potential impact that adoption of ASU 2016-02 may have on our financial position, results of operations or cash flows.

ASU 2016-01

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments simplify certain requirements and also reduce diversity in current practice for other requirements. ASU 2016-01 is effective for public companies’ fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance specifically allowed in ASU 2016-01, early adoption is not permitted. We do not expect the adoption of ASU 2016-01 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. The adoption of ASU 2015-05 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810).” ASU 2015-02 amends guidance regarding the consolidation of certain legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-02 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-16

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for annual periods and interim periods beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, the adoption of ASU 2014-16 did not have any effect on our financial position, results of operations or cash flows.

ASU 2014-12

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718).” ASU 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015. The adoption of ASU 2014-12 did not have a material effect on our financial position, results of operations or cash flows.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form10-Q are forward-looking including, among others, statements regarding: our future financial position and results of operations, including the estimated revenue for the second quarter of 2016; our proposed Merger with FormFactor; litigation relating to the proposed Merger; the future impact of any off-balance sheet arrangements; our estimated costs to repair or replace products under warranty; our strategies and intentions and potential sources of funds regarding any acquisitions; our accounting and tax policies and the impact of adopting accounting guidance on our financial position, results of operations or cash flows; seasonality of our revenues and expected increases in revenue in the last month of each quarter; our ability to meet our cash requirements for the next 12 months and for the foreseeable future and the sources we anticipate using to meet these cash requirements. These statements relate to future events of our future financial performance. In some cases, you can identify forward-looking statements by terminology, including “intend,” “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “future,” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those expressed or implied such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including: changes in demand for our products; changes in product mix; the timing of shipments, customer orders and capital expenditures; constraints on availability of components; excess or shortage of production capacity; potential failure of expected market opportunities to materialize; changes in foreign exchange rates; conditions to closing in the Merger Agreement; the inherent uncertainties of litigation; and other risks included in Item 1A to our 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 7, 2016.

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

Merger Agreement with FormFactor, Inc.

On February 3, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FormFactor, Inc., a Delaware corporation (“FormFactor”), and Cardinal Merger Subsidiary, Inc., an Oregon corporation and a wholly owned subsidiary of FormFactor. The Merger Agreement provides for, among other things, the acquisition by FormFactor of our company. See Notes 11 and 12 of Notes to Condensed Consolidated Financial Statements for additional information.

Overview

Revenue increased $3.1 million to $34.8 million in the first quarter of 2016 compared to $31.7 million in the first quarter of 2015, primarily due to increased unit sales in our Probes segment. Gross profit increased $3.7 million to $20.7 million in the first quarter of 2016 compared to $17.0 million in the first quarter of 2015, primarily due to an increase in overall revenue, increases in gross margin and changes in product sales mix.

Outlook

Based on our current backlog, projected bookings and scheduled shipments, we anticipate revenues will be in the range of $38 million to $42 million for the second quarter of 2016.

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

We reaffirm the critical accounting policies and estimates as reported in our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 7, 2016.

Results of Operations

The following table sets forth our consolidated statement of operations data for the periods indicated as a percentage of revenue.(1)

	For the Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of sales	40.6	46.4

Gross profit	59.4	53.6
Operating expenses:
Research and development	14.8	11.6
Selling, general and administrative	36.4	33.2

Total operating expenses	51.2	44.8

Income from operations	8.3	8.8
Other income (expense), net	(0.2)	0.7

Income before income taxes	8.0	9.5
Income tax expense	2.3	2.7

Net income	5.7%	6.8%

(1)	Percentages may not add due to rounding.

Revenue and operating income information by segment was as follows (dollars in thousands):

	Systems	Probes	Corporate Unallocated	Total
Three Months Ended March 31, 2016
Revenue	$17,554	$17,249	$—	$34,803
Gross profit	$9,285	$11,396	$—	$20,681
Gross margin	52.9%	66.1%	—	59.4%
Income (loss) from operations	$1,266	$6,690	$(5,079)	$2,877

Three Months Ended March 31, 2015
Revenue	$17,470	$14,272	$—	$31,742
Gross profit	$8,494	$8,528	$—	$17,022
Gross margin	48.6%	59.8%	—	53.6%
Income (loss) from operations	$1,496	$5,087	$(3,784)	$2,799

Revenue

Revenue information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
Revenue	2016	2015	Change	% Change
Systems	$17,554	$17,470	$84	0.5%
Probes	17,249	14,272	2,977	20.9%

Total	$34,803	$31,742	$3,061	9.6%

Systems

The increase in Systems revenue in the first quarter of 2016, compared to the first quarter of 2015, was primarily attributable to increased sales of service and thermal sub-systems, partially offset by decreased sales of probe stations.

Probes

The increase in Probes revenue in the first quarter of 2016, compared to the first quarter of 2015, was primarily the result of increased unit sales of both analytical probes and production probe cards.

Cost of Sales and Gross Margin

Cost of sales includes purchased materials, fabrication, assembly, test, installation labor, overhead, customer-specific engineering costs, warranty costs, royalties and provision for inventory valuation reserves.

Cost of sales information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
Cost of Sales	2016	2015	Change	% Change
Systems	$8,269	$8,976	$(707)	(7.9)%
Probes	5,853	5,744	109	1.9%

Total	$14,122	$14,720	$(598)	(4.1)%

Cost of sales was affected by changes in revenue as discussed above combined with the factors that caused fluctuations in our gross margin (gross profit as a percentage of revenue), as discussed below.

Gross margins were as follows:

	Three Months Ended March 31,
Gross Margins	2016	2015
Systems	52.9%	48.6%
Probes	66.1%	59.8%
Overall	59.4%	53.6%

Systems

The increase in Systems gross margins in the first quarter of 2016, compared to the first quarter of 2015, was primarily attributable to a change in sales mix as discussed above, integration of ATT thermal subsystems into our probe stations, improved factory utilization due to factory integration, and changes in foreign currency exchange rates.

Probes

The increase in Probes gross margins in the first quarter of 2016, compared to the first quarter of 2015, was primarily due to increased unit sales, which increased factory utilization and decreased unabsorbed period expenses, changes in sales mix, and changes in foreign currency exchange rates.

Overall

The overall increase in gross margins in the first quarter of 2016, compared to the first quarter of 2015, was primarily attributable to a shift in mix to a greater percentage of our revenue being derived from our Probes segment, as well as to the individual segment items discussed above.

Research and Development

Research and development costs are expensed as incurred and include compensation and related expenses for personnel, materials, consultants and overhead.

Information regarding our research and development expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2016	2015	Change	% Change
Research and development	$5,144	$3,676	$1,468	39.9%

The increase in research and development in the first quarter of 2016, compared to the first quarter of 2015, was primarily due to:

•	a $0.6 million increase in salaries and benefits;

•	a $0.5 million increase in project-related expenses; and

•	a $0.2 million increase in depreciation expense.

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

Information regarding our SG&A expense was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar
	2016	2015	Change	% Change
Selling, general and administrative	$12,660	$10,547	$2,113	20.0%

The increase in SG&A in the first quarter of 2016, compared to the first quarter of 2015, was primarily due to:

•	a $1.5 million increase in acquisition costs related to the Merger Agreement with FormFactor;

•	a $0.8 million increase in salaries and benefits;

•	a $0.1 million increase in stock-based compensation; partially offset by

•	a $0.2 million decrease in selling expenses; and

•	a $0.1 million decrease in amortization expense.

Other Income (Expense)

Other income (expense) typically includes interest income, interest expense, gains and losses on foreign currency forward contracts and foreign currency gains and losses. Other income (expense) may also include other miscellaneous non-operating gains and losses.

Other income (expense), net was comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income (expense), net	$11	$(14)
Foreign currency gains (losses)	1,028	(2,178)
Gains (losses) on foreign currency forward contracts	(1,124)	2,411
Other	9	(2)

	$(76)	$217

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

Income Taxes

Information regarding our income tax expense was as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Income tax provision	$809	$843
Income tax provision as a percentage of income before income taxes	28.9%	28.0%

Generally, the provision for income taxes is the result of the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and changes in tax reserves.

Our effective tax rate is lower than the US Federal statutory tax rate of 35 percent primarily due to lower tax rates in foreign jurisdictions, the effect of federal and state tax credits and discrete items that may occur in any given year. As of March 31, 2016, we had $1.5 million of capitalized acquisition related transaction costs for tax purposes.

The first quarter of 2016 includes a $0.1 million discrete tax benefit from a change in estimated research and development tax credits for 2015. The first quarter of 2015 includes a $0.2 million discrete tax benefit resulting from the favorable resolution of a tax audit in Germany. The tax benefits in the first quarters of 2016 and 2015 represent approximately 4.7% and 5.1%, respectively, of income before income taxes

Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet realized for tax purposes and from unutilized tax credits and net operating loss carryforwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that it is more likely than not that we will not realize the benefit of our deferred tax assets, we record a valuation allowance against deferred tax assets.

As of March 31, 2016, the net deferred tax assets on our Condensed Consolidated Balance Sheets totaled $3.4 million, and related primarily to acquisition intangibles, forward contracts and other temporary differences.

Liquidity and Capital Resources

Changes in our assets and liabilities as presented in our Condensed Consolidated Statements of Cash Flows do not equal the changes in such assets and liabilities as calculated from our Condensed Consolidated Balance Sheets due to the effects of fluctuating foreign currency exchange rates.

Net cash provided by operating activities in the first quarter of 2016 was $4.5 million and primarily consisted of our net income of $2.0 million and net non-cash charges of $2.2 million, as adjusted for changes in our operating assets and liabilities as described below.

Accounts receivable, net decreased by $2.3 million to $25.4 million at March 31, 2016, compared to $27.7 million at December 31, 2015, primarily due to the overall decrease in revenue in the first quarter of 2016 compared to the fourth quarter of 2015 and the timing of shipments and customer payments.

Inventories increased by $2.2 million to $25.4 million at March 31, 2016, compared to $23.2 million at December 31, 2015. The increase in inventory was primarily related to an increase in work-in-process and finished goods for orders scheduled to ship in the second quarter of 2016, and changes in foreign currency exchange rates.

Prepaid expenses and other decreased by $0.8 million to $5.8 million at March 31, 2016, compared to $6.6 million at December 31, 2015, primarily due to a decrease in unrealized gains on foreign currency exchange contracts.

Accounts payable decreased by $1.3 million to $7.5 million at March 31, 2016, compared to $8.8 million at December 31, 2015, primarily due to the timing of payments to vendors, offset partially by an overall increase in inventory purchasing.

Deferred revenue increased by $1.1 million to $3.3 million at March 31, 2016, compared to $2.2 million at December 31, 2015, primarily due to an increase in customer deposits and the timing of customer payments for service contracts.

Cash used for fixed asset purchases of $1.9 million in the first quarter of 2016 was primarily related to production-related equipment, and research and development tools.

In August 2015, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $15.0 million of our common stock. During January 2016, we (a) repurchased a total of 8,736 shares at a weighted-average price of $15.82 per share, for a total purchase price of $0.1 million under a Rule 10b5-1 plan relating to the repurchase program; and (b) terminated the Rule 10b5-1 plan. As of March 31, 2016, $2.7 million remained available for stock repurchases under the program, which does not have an expiration date. However, pursuant to the terms of the merger described in Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, we have suspended the stock repurchasing program.

We have a line of credit agreement with JPMorgan Chase Bank, N.A. for a maximum $10.0 million line of credit facility (the “LOC”), which may be limited by a borrowing base. The LOC matures March 5, 2018 and contains a $2.5 million sublimit for letters of credit. Interest is based primarily on the London Interbank Offered Rate (“LIBOR”). The LOC contains restrictive and financial covenants. On March 31, 2016, no amounts were outstanding under the LOC, no letters of credit were outstanding, $10.0 million was available for borrowing and we were in compliance with all covenants.

We anticipate meeting our cash requirements for the next 12 months and for the foreseeable future from existing Cash and cash equivalents, Short-term marketable securities and Restricted cash, which totaled $38.5 million at March 31, 2016. In addition, we currently have $10.0 million available under the LOC as discussed above.

Contractual Commitments

The following is a summary of our contractual commitments and obligations as of March 31, 2016 (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Remainder of 2016	2017 and 2018	2019 and 2020	2021 and beyond
Operating leases	$8,140	$1,825	$4,068	$1,866	$381
Purchase order commitments(1)	11,574	10,594	980	—	—

	$19,714	$12,419	$5,048	$1,866	$381

(1)	Purchase order commitments primarily represent open orders for inventory and capital expenditures.

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

There have been no material changes in our reported market risks or risk management policies since the filing of our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 7, 2016.

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

PART II – OTHER INFORMATION

Item1.	Legal Proceedings

Since the public announcement of the proposed Merger between us and FormFactor on February 4, 2016, plaintiffs have filed two putative shareholder class action lawsuits against us, our directors, FormFactor and Merger Sub in connection with our entry into the Merger Agreement with FormFactor. The first lawsuit was filed in Washington County Circuit Court in the State of Oregon on March 8, 2016. The second lawsuit was filed in Multnomah County Circuit Court in the State of Oregon on April 8, 2016.

The plaintiffs in both lawsuits allege that the individual members of our board of directors breached their fiduciary duties to our shareholders by approving the proposed Merger for inadequate consideration; approving the Merger to obtain unique benefits not shared equally with our other shareholders; failing to take steps to maximize the value paid to our shareholders; failing to take steps to ensure a fair process leading up to the proposed Merger; and agreeing to preclusive deal protection devices in the Merger Agreement. The lawsuits also allege claims against FormFactor and Merger Sub for aiding and abetting our directors’ alleged breaches of their fiduciary duties. The second lawsuit also includes allegations that our directors breached their fiduciary duties by failing to disclose material information about the Merger in the Form S-4/proxy statement/prospectus filed by FormFactor with the SEC on April 1, 2016. The plaintiffs seek, among other things, injunctive relief prohibiting completion of the Merger, rescission of the Merger if it is completed, and an accounting by defendants, plaintiffs’ attorney’s fees and costs, and other relief.

At the request of the plaintiff in the first lawsuit, the court dismissed the first lawsuit without prejudice on April 22, 2016. The litigation will proceed in Multnomah County Circuit Court with the complaint in the second lawsuit as the operative complaint.

Based on the early stage of the second lawsuit, the amount or range of reasonably possible losses to which we may be exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact to us, if any, remains uncertain at this time. We maintain a directors and officers insurance policy that provides coverage for claims such as those alleged in the complaint, subject to coverage defenses, policy limits and a deductible. Regardless of the outcome of the claims, the defense of the claims may cause us to incur costs and divert resources and the attention of management from our business.

We intend to vigorously defend against the claims in the litigation.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 7, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

We made the following repurchases of our common stock during the first quarter of 2016:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum dollar amount of shares that may yet be purchased under the plan (in thousands)
January 1 – January 31	8,736	$15.82	8,736	$2,688
February 1 – February 29	—	—	—	$2,688
March 1 – March 31	—	—	—	$2,688

Total	8,736	$15.82	8,736	$2,688

These shares were repurchased under a Rule 10b5-1 plan and our share repurchase program approved by our board of directors in August 2015, which program authorized the repurchase of up to a total of $15.0 million of our common stock from time to time in the open market or in privately negotiated transactions. We terminated the Rule 10b5-1 plan in January 2016. The August 2015 repurchase program does not have an expiration date. Pursuant to the terms of the merger described in Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, we have suspended the stock repurchasing program.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

2.1	Agreement and Plan of Merger, dated February 3, 2016, by and among Cascade Microtech, Inc., FormFactor, Inc. and Cardinal Merger Subsidiary, Inc. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 9, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2016		CASCADE MICROTECH, INC.
(Registrant)

	By:	/s/ MICHAEL D. BURGER
Michael D. Burger
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JEFF KILLIAN
Jeff Killian
Chief Financial Officer
(Principal Financial and Accounting Officer)